Form 10-K
MAINE PUBLIC SERVICE CO
filed 1995-03-29
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994.  Commission File No. 1-3429
                           Maine Public Service Company

              (Exact name of registrant as specified in its charter)

                Maine                                  01-0113635
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

209 State Street, Presque Isle, Maine                    04769
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  207-768-5811
Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange
     Title of each class                      on which registered

Common Stock, $7.00 par value                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                    None
                               Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X .  No    .

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates at March 10, 1995: $37,398,906.

     The number of shares outstanding of each of the issuer's classes of common stock as of March 10, 1995.

                  Common Stock, $7.00 par value - 1,617,250 shares

                        DOCUMENTS INCORPORATED BY REFERENCE

1. The Company's 1994 Annual Report to Stockholders is incorporated by reference into Parts I, II and IV.

2. The Company's definitive proxy statement, to be filed pursuant to Regulation 14A no later than 120 days after December 31, 1994, which is the end of the fiscal year covered by this report, is incorporated by reference into Part III.

                               PART I                       Form 10-K
Item 1.   Business

     General

     The Company was originally incorporated as the Gould Electric Company in April, 1917 by a special act of the Maine legislature. Its name was changed to Maine Public Service Company in August, 1929. Until 1947, when its capital stock was sold to the public, it was a subsidiary of Consolidated Electric & Gas Company. Maine and New Brunswick Electrical Power Company, Limited, the Company's wholly-owned Canadian subsidiary (the "Subsidiary") was incorporated in 1903 under the laws of the Province of New Brunswick, Canada. The properties of the Company and Subsidiary are operated as a single integrated system.

     The Company engages in the production, transmission and distribution of electric energy to retail and wholesale customers in all of Aroostook County and a small portion of Penobscot County in northern Maine. Geographically, the service territory is approximately 120 miles long and 30 miles wide, with a population of approximately 90,000.

     The service area of the Company includes one of the most important potato growing and processing sections in the United States. In addition, the area produces wood products, principally pulp wood for paper manufacturing.

     The Subsidiary is primarily a hydro-electric generating company. It owns and operates the Tinker hydro plant in New Brunswick, Canada, and sells to the Company the energy not needed to supply its wholesale New Brunswick customer. During 1994, sales to the Company amounted to 88,633 MWH out of the 113,569 MWH generated for sale at Tinker.

     The Company and the Subsidiary's net energy production, including generated and purchased power, required to serve all customers, was 754,322 MWH for the twelve months ended December 31, 1994. The following table sets forth the sources from which the Company and the Subsidiary obtained their power requirements in 1994.

                                   1994 Megawatt-hours Generated
     Sources of Power                      or Purchased
Net Generation:
     Hydro                                   118,759
     Steam                                    18,559
     Diesel                                     (153)
     Total                                   137,165
Purchases:
     Nuclear Generated                       326,334
     Fossil Fuel Generated                   163,389
     Biomass Generated                       126,783
       Total                                 616,506
Inadvertent Received                             651
Total System                                 754,322

                               PART I                       Form 10-K

     As of June 4, 1984, the Company entered into a Power Purchase Agreement with Sherman Power Company, which assigned its interest in the Agreement to Wheelabrator-Sherman Energy Company, formerly Signal-Sherman Energy Company, (a cogenerator), for approximately 18 MW of capacity which began July, 1986. The contract expires in 2001.

      Financial Information about Foreign and Domestic Operations

                    Financial Information Relating
                  To Foreign and Domestic Operations
                    (In Thousands of U.S. Dollars)

                                  1994          1993        1992

Revenues from
Unaffiliated Customers:
  Company-United States           57,600        59,886      55,915
  Subsidiary-Canada                  706           690         656

Intercompany Revenues:
  Company-United States              646           649         540
  Subsidiary-Canada                1,824         2,312       2,218

Operating Income:
  Company-United States            7,932         8,347       8,296
  Subsidiary-Canada                  387           579         646

Net Income
  Company-United States            4,469         4,687       4,287
  Subsidiary-Canada                  377           614         578

Identifiable Assets:
  Company-United States          115,912       118,323     106,371
  Subsidiary-Canada                6,463         6,613       5,677


     The identifiable assets, by company, are those assets used in each company's operations, excluding intercompany receivables and investments.

                               PART I                       Form 10-K

     Source of Revenues

          In 1994, consolidated operating revenues totaled $58,306,085. The percentages of revenues derived from customer classes are as follows:

                                                        %

          Residential                                 33.7
          Small Commercial and Industrial             26.8
          Large Commercial and Industrial             15.8
          Public Authorities                           3.6
          Sales to Wholesale Customers for Resale     11.9
          Other Sales and Other Revenues               8.2
            Total                                    100.0


     Sales to wholesale customers for resale includes three wholesale customers that entered into new contracts with the Company in mid-1993. These contracts contained rates lower than those typically allowed under FERC's traditional ratemaking. Capitalizing on the availibility of low cost power in New England, the wholesale customers issued a request for a proposal in September, 1994 for their purchased power requirements effective January 1, 1996. Houlton Water Company (Houlton), the Company's largest customer, selected an offer from another utility, while the remaining wholesale customers, Van Buren Light and Power District (Van Buren) and Eastern Maine Electric Cooperative, Inc. (EMEC) selected the Company's six-year proposal, which cannot be terminated before December 31, 1998. These new rates were effective January 1, 1995. In 1994, sales to Houlton represented 9.0% of the Company's consolidated MWH sales and 7.6% of consolidated operating revenues. Van Buren and EMEC represented 3.7% of consolidated MWH sales and 3.1% of consolidated operating revenues.

     On February 10, 1995, the Company filed with the MPUC notice of its intent to file, on or about April 10, 1995, a general rate case. The Company will at the same time file a five-year rate plan which, if approved, will result in new rates beginning in early 1996.

     The closing of Loring Air Force Base (Loring) was completed in September, 1994. In 1994, Loring and related accounts represented 3.8% of consolidated MWH sales and 3.4% of consolidated operating revenues. In 1993, when the Base was operating for the entire year, Loring accounted for 7.3% of consolidated MWH sales and 5.7% of consolidated operating revenues. A civilian authority is now the caretaker of the facility charged with finding tenants. The Department of Defense is presently establishing a Defense Finance and Accounting Service Center,

                               PART I                       Form 10-K

which will employ approximately 600 people. In addition, Loring has been chosen as a Jobs Corp Center, which is scheduled to open in 1996.

     The Company has offered load retention rates to several major industrial customers. These customers have the option to self-generate; however, the Company believes it can compete with self-generation. Any load retention rates must be approved by the Maine Public Utilities Commission.

     For additional discussion on revenues, see 1994 Annual Report to Stockholders, pages 4 and 5, "Analysis of Financial Condition and Review of Operations-Operating Revenues and Energy Sales" and pages 9 to 11, "Regulatory Proceedings", which information is incorporated herein by reference.

     Regulation and Rates

     The Company is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) as to retail rates, accounting, service standards, territory served, the issuance of securities and various other matters. With respect to wholesale rates and certain other matters, the Company is or may be subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). The Company maintains its accounts in accordance with the accounting requirements of the FERC which generally conform with the accounting requirements of the MPUC.
At this time, the Company is not subject to the Public Utilities Regulatory Policies Act of 1978 ("PURPA") because it has not exceeded the threshold of 2,000,000,000 kilowatt-hours excluding wholesale sales. However, the Maine Legislature has by statute instructed the MPUC that it may consider PURPA standards in rate proceedings before that Commission.

     The generating facilities of the Company and Subsidiary meet the applicable current environmental regulations of State and Federal governments of the United States and Provincial and Dominion governments of Canada, except for the three diesel stations (12 MW) and the oil-fired generating plant located in Caribou, Maine (23 MW). The Maine Department of Environmental Protection (DEP), in response to the Company's application for air emission licenses, has indicated that the application did not demonstrate that Ambient Air Quality Standards and Increments will not be violated. With the cooperation of the DEP Staff, the Company is studying what steps, if any, are required for licensing, and cannot determine at this time what, if any, additional capital expenditures may be required.

     See 1994 Annual Report to Stockholders, pages 9 to 11, "Analysis of Financial Condition and Review of Operations - Regulatory Proceedings",

                               PART I                       Form 10-K

which information is incorporated herein by reference, for additional information on regulatory matters.

     Franchises and Competition

     Except for consumers served at retail by the Company's wholesale customers, the Company has practically an exclusive franchise to provide electric energy in the Company's service area.

     Employees

     The information with respect to employees is presented in the 1994 Annual Report to Stockholders, page 8, "Employees", which information is incorporated herein by reference.

     Subsidiaries and Affiliated Companies

     The Company owns 100% of the Common Stock of Maine and New Brunswick Electrical Power Company, Limited (the Subsidiary). The Subsidiary owns and operates the Tinker Station located in the Province of New Brunswick, Canada. The Tinker Station has five hydro units with total capacity of 33,500 kilowatts and a small diesel unit of 1,000 kilowatts. The Subsidiary serves the community of Perth-Andover in New Brunswick, with the remaining energy exported to the Parent Company in Maine under license of the National Energy Board of Canada. On June 16, 1988, the export license was renewed to 2008.

     The Parent Company owns 5% of the Common Stock of the Maine Yankee Atomic Power Company (Maine Yankee). Maine Yankee owns and operates an 860,000 kilowatt nuclear generating plant in Wiscasset, Maine. The Company is entitled to purchase approximately 4.9% of the energy produced by the plant. During 1994, 1993 and 1992, purchases from Maine Yankee were $9,645,000, $8,760,000 and $8,723,000, respectively.

     The Maine Yankee Plant, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of steam generator tubes. In the past the detection of defects has resulted in the plugging of those tubes to prevent their subsequent use. During the refueling-and-maintenance shutdown that commenced in early February of 1995, Maine Yankee has detected an increased rate of degradation of the Plant's steam generator tubes in excess of the number expected and is currently evaluating several courses of action to address the matter. This detection of a significantly larger number of degraded tubes is likely to adversely affect the operation of the Plant and may result in substantial cost to Maine Yankee and its sponsors, including the Company. As a result, Maine Yankee will be out of operation for an

                               PART I                       Form 10-K

undetermined amount of time, which could substantially increase the Company's cost of replacement power. Maine Yankee cannot now predict what course of action it will choose, or to what extent the operation of the Plant will be affected.

     For information with respect to the business, properties and legal proceedings and environmental matters relating to Maine Yankee, and the obligations of the Company in respect of Maine Yankee, see Exhibit 28(a), which information is incorporated herein by reference.

     The Company also owns 7.49% of the Common Stock of Maine Electric Power Company, Inc. (MEPCO). MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long which connects the New Brunswick Power (NB Power) system with the New England Power Pool. The MEPCO transmission line is also the path by which Maine Yankee and Wyman #4 energy is delivered northerly into the NB Power system and then wheeled to the Parent Company through its interconnection with NBEPC at the international border.

     Executive Officers

     The executive officers of the registrant are as follows:

                                                          Office
                                                       Continuously
     Name                                    Age        Held Since

Paul R. Cariani        President and Chief   54          6/1/94
                       Executive Officer

Frederick C. Bustard   Vice President,        57         6/1/90
                       Engineering & Operations

Larry E. LaPlante      Vice President,        43         6/1/94
                       Finance and Treasurer

Stephen A. Johnson     Vice President,        47         6/1/90
                       Customer Service and
                       General Counsel
                       Secretary and Clerk

     Paul R. Cariani has been an employee of the Company since November 1, 1977, starting as an Assistant to the Treasurer. In May 1978, he was appointed Assistant Treasurer until his election as Treasurer, Secretary and Clerk, on March 1, 1983. In May 1985, he was elected Vice President-Finance and Treasurer effective June 1, 1985. On February 25, 1992, Mr. Cariani was elected a Director of the Company to fill an existing vacancy on the Board. On May 11, 1993, he was elected

                                PART I                       Form 10-K

Executive Vice President, Chief Financial Officer and Treasurer, effective June 1, 1993. On May 10, 1994, he was elected President and CEO, replacing the retiring G. Melvin Hovey. Mr. Hovey remains Chairman of the Board of Directors.

     Frederick C. Bustard was elected to the position of Vice President of Engineering & Operations effective June 1, 1990. He has been a full-time employee of the Company since June 15, 1959 in various engineering capacities until July 1, 1980, when he was appointed Assistant to the President. On June 1, 1983, he was elected Vice President, Engineering & Operations. On September 1, 1988, he was elected to the new position of Vice President of Customer Service and Division Operations, a position he held until his reappointment to Vice President of Engineering & Operations.

     Larry E. LaPlante has been an employee of the Company since
November 4, 1983, starting as Controller. In May, 1984, he was also appointed Assistant Secretary and Assistant Treasurer until his election as Vice President, Finance and Treasurer on May 10, 1994.

     Stephen A. Johnson was elected to the new position of Vice President, Customer Service and General Counsel, effective June 1, 1990. Mr. Johnson also continues in his capacity as Secretary and Clerk of the Company, a position he has held since June 1, 1985. Mr. Johnson was appointed General Counsel of the Company on March 5, 1985. On September 1, 1988, he was elected Vice President of Administration and General Counsel, a position he held until his election as Vice President, Customer Service and General Counsel. Prior to joining the Company Mr. Johnson was the General Counsel of the Maine Public Advocate Office from 1983 to 1985 and prior to that was a Staff Attorney of the Maine Public Utilities Commission.

     Each executive office is a full-time position and has been the principal occupation of each officer since first elected. All officers were elected to serve until the next annual election of officers and until their successors shall have been duly chosen and qualified. The next annual election of officers will be on May 9, 1995.

     There are no family relationships among the executive officers.

Item 2.   Properties

     The Company owns and operates electric generating facilities consisting of: oil-fired steam units with a total capability of 23,000 kilowatts, diesel generation totaling 12,300 kilowatts, and hydro-electric facilities of 2,300 kilowatts. The Subsidiary owns and operates a hydro-electric plant of 33,500 kilowatts and a small diesel unit with 1,000 kilowatt capacity.

                                PART I                       Form 10-K

     As of December 31, 1994, the Company and Subsidiary had approximately 445 pole miles of transmission lines and the Company owned approximately 1,588 miles of distribution lines.

     The Company is a part-owner of a 600,000 kilowatt oil-fired steam unit built by Central Maine Power Company at its Wyman Station in Yarmouth, Maine. The Company's share of that unit is 3.3455%, or approximately 20,000 kilowatts.

     Substantially all of the properties owned by the Company are subject to the liens of the First and Second Mortgage Indentures and Deeds of Trust.







































                                  - 9 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings

          (a) Maine Public Service Company, Re: Squa Pan Hydro Project, FERC Project Number 2368-001-Maine.

               The Company owns and operates a 1.4 megawatt hydro project located on the Squa Pan Stream in Masardis, Maine. Since 1965, the Company has operated this project pursuant to a water power project license granted by the FERC, which license expired on December 31, 1990. On December 28, 1988, the Company filed its application with the FERC to relicense the project for a term of 40 years. As part of this relicensing application, the Company, pursuant to requirements of the Federal Power Act, negotiated with various state and federal environmental and resource agencies concerning the Company's efforts to mitigate any adverse environmental impacts of the project.

               The FERC issued the Company a 30-year license on December 4, 1991. On January 4, 1992, however, the U.S. Department of the Interior, which had been a party to previous negotiations, petitioned the FERC to reconsider its December 4, 1991 license approval. Alleging certain procedural irregularities, the Department of the Interior asked the FERC to revoke the December 4, 1991 license and to require the Company to undertake additional measures to protect and enhance the fish and wildlife resources affected by the project. Although the FERC has this request under advisement, the FERC has not scheduled proceedings on this matter. The Company cannot predict the outcome of this reconsideration request.

          (b) Complaint and Petition of Maine Public Service Company to the Maine Public Utilities Commission (MPUC) With Regard to a June 4, 1984 Power Purchase Agreement Between Maine Public Service Company and the Wheelabrator-Sherman Energy Company, Docket Nos. 94-301, 81-276, 83-264 and 83-303

               On February 10, 1984, in Docket Nos. 81-276, 83-264 and 83-303, the Maine Public Utilities Commission (MPUC) issued an order that both required the Company to enter into a long-term purchase power contract and established the price at which the Company should purchase that power. In entering this order, the MPUC was acting pursuant to Section 210 of the Public Utilities Regulatory Policy Act of 1978 (PURPA) and regulations promulgated thereunder by the Federal Energy Regulatory

                                     - 10 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               Commission under which electric utilities are required to purchase power from so-called Qualifying Facilities (QFs) at rates equal to the utility's avoided cost.

               Pursuant to the MPUC's February 10, 1984 Order, the Company executed a Purchase Power Agreement (PPA) with the Sherman Power Company on June 4, 1984. Under the terms of the PPA, the Company must, through the year 2000, purchase all of the output (up to 126,582 MWH) of a 17.6 MW wood-burning facility located in Sherman Mills, Maine. This facility is a QF within the meaning of PURPA. In 1985, the PPA was assigned to the Signal-Sherman Energy Company, which became the Wheelabrator-Sherman Company in 1988.

               The initial contract rate for the year 1986 was 8.2 cents per kwh. The rate has increased to 10.989 cents per kwh in 1994 and will increase to 14.726 cents per kwh in 2000. In 1994, purchases under the PPA represented 16.8% of the Company's total power supply mix, while accounting for 50.2% of its total power supply cost, or $13,932,000.
               The Company now estimates that its avoided costs from 1994 through 2000 are between 3.2 cents and 5.7 cents per kwh. Thus, the cost of power under the remainder of the PPA, according to the Company's calculations, is approximately
               350% higher than the Company's estimated avoided cost during the same period. As a result, the Company estimates that its average retail rates will be higher by more than 20% during the remainder of the PPA than they would be if retail rates were based on current avoided cost estimates.

               Because it believes the cost of power purchased under the PPA is excessive, the Company has been attempting to renegotiate the rate for these purchases with Wheelabrator-Sherman since June, 1993. These negotiations have not been successful. Therefore on August 25, 1994, the Company filed a Complaint and Petition against the PPA with the MPUC based upon the cost estimates set forth in the preceding paragraph.








                                  - 11 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               Count I of the filing was a Complaint against the PPA pursuant to 35-A M.R.S.A. Section 1302(3) in which the Company alleged that its continued performance of its obligations under the PPA results in retail rates that are unjust and unreasonable and constitutes an unreasonable act on its part, both contrary to the laws of the State of Maine.
               The Company therefore requested the MPUC, pursuant to Count I, to enter an order prohibiting it from any further performance of its obligations under the PPA. In the alternative, Count II was a petition, pursuant to 35-
               A M.R.S.A. Section 1321, to the MPUC to alter or amend its February 10, 1984 order in Docket Nos. 81-276, 83-264 and 83-303 based upon the Company's allegations that the price for purchases under the PPA is greatly in excess of the Company's actual avoided cost. Under Count II, the Company asked the MPUC to rescind the purchase price term of the PPA and establish new terms under which the Company is required to purchase power from Wheelabrator-Sherman. Had the Company been successful under either
               Count, it believes its average retail rate would be approximately 20% lower than it would be if the PPA remained in place.

               On November 4, 1994, Wheelabrator-Sherman filed a Motion to Dismiss the Petition and Complaint with the MPUC, claiming that the MPUC has no jurisdiction over the matter. Wheelabrator was joined in this Motion by other intervenors. The Company responded to this Motion on November 18, 1994 and the MPUC heard oral argument on the matter for November 22, 1994.

               On January 19, 1995, the MPUC issued its order granting Wheelabrator-Sherman's Motion to Dismiss both Counts of the Company's Complaint and Petition on the grounds of federal preemption. The MPUC based the dismissal on its conclusion that PURPA (i) removes any authority the MPUC might have to find the Company's continued performance of its obligations under the PPA to be an unreasonable act under State law (Count I) and (ii) prohibits the MPUC from readjusting the PPA price term (Count II). After reviewing the Commission's Order, the Company has determined that it will not appeal this dismissal.






                                    - 12 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          (c) Maine Public Service Company Petition to Decrease Capital Stock, MPUC Docket No. 94-341

               Reference is made to the Company's Form 8-K dated January 7, 1994 in which the Company reported the resumption of its program to repurchase up to 500,000 shares of its Common Stock. The authorization for the program, granted by the Maine Public Utilities Commission (MPUC), Docket No. 89-97, expired on September 19, 1994. Over the five-year period of the program, the Company purchased 250,000 shares of stock at a cost of $5,714,376.

               On September 9, 1994, the Company's Board of Directors authorized the filing of an application to the MPUC for permission to repurchase up to an additional 300,000 shares over a five year period. The Company filed the application with the MPUC on September 23, 1994. On November 1, 1994, the MPUC approved the Company's application.

          (d) Maine Public Service Company, Application for Fuel Cost Adjustment, MPUC Docket 93-361

               On December 29, 1993, the Company submitted an application to the MPUC with respect to its fuel adjustment clause for the twelve months ended March 31, 1995. Because of a decline in oil prices, reasonable assumptions for fuel cost during this period showed either a slight increase or slight decrease over the then-current fuel clause. Because the Company did not view these changes as material, it proposed to make no change in the fuel clause on April 1, 1994. On March 18, 1994, the MPUC issued its Order approving the Company's proposal.

          (e) Maine Public Service Company, Application for Fuel Cost Adjustment, MPUC Docket No. 95-001

               On January 3, 1995, the Company submitted an application to the MPUC for an increase of approximately $1.4 million for the twelve month period ended March 31, 1996. This increase will result in a total increase in the Company's retail rates of 3% effective April 1, 1995. In order to limit the increase to 3%, the Company is proposing to defer recovery of approximately $1.5 million in the cost of power purchased from the Wheelabrator-Sherman Energy


                                    - 13 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               Company (see item (b) above for a description of these purchases). The deferred amount would be combined with the additional deferrals of these costs as proposed under the Company's rate plan (see item (g) below). The Company is attempting to reach agreement with the MPUC Staff and other intervenors on this matter, but cannot predict its ultimate outcome.

          (f) Houlton Water Company's Application for Certificate of Public Convenience and Necessity for Purchase of Firm Requirements Service from Central Maine Power Company, MPUC Docket No. 94-476

               Reference is made to the Company's Form 8-K of February 13, 1995, in which the Company reported that its largest wholesale customer, the Houlton Water Company (HWC), had executed a long-term power contract with Central Maine Power Company (CMP) for HWC's power requirements beginning January 1, 1996 and that HWC was therefore terminating its contract with the Company effective December 31, 1995.

               On December 29, 1994, HWC filed with the MPUC for approval of the purchase from CMP. This proceeding was given the MPUC Docket No. 94-476. On January 12, 1995, the Company requested permission to intervene in this proceeding. This request was granted on February 1, 1995. The Company intends to argue that the MPUC should not grant HWC's requested approval. The Company will base its argument on CMP's intention to serve HWC's load from a facility that CMP acquired using State financing. The Company believes that State energy and regulatory policy should prohibit CMP from using a facility supported by State financing to the detriment of the retail customers of any other utility. The MPUC has taken argument on whether its authority in this matter is broad enough to encompass the issues raised by the Company. This matter presents novel questions of State public utility regulatory law and the Company cannot predict the outcome of this proceeding.








                                 - 14 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          (g) Maine Public Service Company Notifies the Maine Public Utilities Commission of its Intent to File for a General Rate Increase, MPUC Docket No. 95-051

               On February 10, 1995, Maine Public Service Company filed with the Maine Public Utilities Commission notice of its intent to file, on or about April 10, 1995, a general rate case. The Company will at the same time file a five-year rate plan which, if approved, will result in new rates beginning in early 1996 as detailed below.

               The Company has taken a number of measures to delay this action as long as possible but is faced with a period of declining sales and escalating power costs. In 1996, when the proposed rates would begin, the Company anticipates a 10.5% reduction in sales to its primary customers, compared to 1994 sales, principally Loring Air Force Base and the Company's largest Wholesale Customer, Houlton Water Company. In December of 1994, Houlton selected a competing offer from Central Maine Power Company to be served from its newly acquired subsidiary located in the Company's service territory (see item (f) above). The 5% contractual annual increase in the cost of power from the Wheelabrator-Sherman facility also must be collected from the Company's customers through future rate increases.

               Using traditional ratemaking principles, MPS anticipates its general rate case filing will support an increase in annual base revenues of approximately $4.8 million, or a 9.5% increase in total retail rates. In addition, the Company would also be entitled to a fuel clause increase of $500,000 in 1996 due solely to the loss of sales to the Houlton Water Company. However, an alternate under such traditional principles, the Company also proposes a five-year rate plan, which covers the years 1996 to 2000. The rate plan provides the Company with the rate setting mechanism to meet growing competition in the electric utility industry while providing stable and predictable rates to customers without competitive options. This plan will also eliminate the need to file for annual rate increases and saves the expenses associated with such filings. The general elements of this plan are described below.




                                   - 15 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               Total average retail rates, including fuel, will increase from 1995 levels in accordance with the following schedule:

                         1996      4.5% -    $2.2 million
                         1997      4.5% -    $2.3 million
                         1998      3.5% -    $1.9 million
                         1999      3.0% -    $1.7 million
                         2000      3.0% -    $1.7 million

               As part of the Plan, the Company will propose to eliminate the annual fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company, an independent power producer. During the years 1996-2000, MPS will defer up to $3 million annually of its power costs from the Wheelabrator-Sherman facility. After the current contract with Wheelabrator-Sherman expires at the end of 2000, the Company will begin to collect this deferral, along with carrying charges, when the price for comparable power is expected to be lower than under the existing contract.

               MPS also proposes to write-off and not collect in retail rates approximately $4.9 million, net of income taxes, of its remaining investment in the Seabrook project previously supported by its wholesale customers, principally Houlton Water Company.

               The Plan also includes a sharing mechanism based on the proposed allowed return on equity (ROE) at 12%. As part of an annual review process, the allowed ROE will be adjusted annually based on an index by averaging over a twelve-month calendar year the dividend yields on Moody's group of 24 electric utilities and Moody's utility bond yields. If the annual return is two percentage points below the allowed return on equity, 50% of the deficiency will be collected from customers in the subsequent year. If the annual return on equity exceeds the allowed return on equity by less than two percentage points, 50% of the excess will be used to reduce the Wheelabrator-Sherman deferral but not below zero. If the annual return on equity exceeds the allowed ROE by two percentage points, 50% of the excess will be used to reduce current rates or to reduce the Wheelabrator-Sherman deferral previously described.



                                    - 16 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               The rate plan will also provide the Company with flexible pricing provisions under which the Company can offer discounts to individual or to selected rate classes with only minimum review by the MPUC. These provisions will enhance its ability to compete with other suppliers of retail fuel. In addition, the Company will propose economic development rates for new commercial and industrial activities.

               An adjustment to any element of the plan could require adjustments to other elements of the plan.

          (h) Power Contracts Between the Company and Van Buren Light and Power District and Eastern Maine Electric
               Cooperative, Inc., FERC Docket No. ER95-374-000

               Reference is made to the Company's Form 8-K dated December 7, 1994 in which the Company reported that two of the Company's wholesale customers, Van Buren Light and Power District (Van Buren) and the Eastern Maine Electric Cooperative, Inc. (EMEC), had agreed to new power supply contracts with the Company. These contracts run through December 31, 2000 and cannot be terminated prior to December 31, 1998. These new contracts became effective January 1, 1995 and provide for rates that are approximately 20% lower than rates under the contracts that were terminated on December 31, 1994. For the twelve months ended December 31, 1994, sales to Van Buren and EMEC represented 3.7% of the Company's consolidated MWH sales and 3.1% of consolidated operating revenues. The FERC approved these contracts by Order dated February 1, 1995.
















                                    - 17 -

                                                             Form 10-K

                                PART I

Item 4.   Submission of Matters To a Vote of Security Holders

               At the Company's Annual Meeting of Stockholders, held on May 10, 1994, the only matter voted upon was the uncontested election of the following directors to serve until the 1997 Annual Meeting of Stockholders, each of whom received the votes shown:
                                                        Non-votes and
          Nominee               For         Against       Abstentions

          Robert E. Anderson   1,200,003     11,728          405,519
          Nathan L. Grass      1,200,161     11,570          405,519
          J. Paul Levesque     1,200,719     11,012          405,519




































                                     - 18 -
                                                           Form 10-K
                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

          The Company's Common Stock is listed and traded on the American Stock Exchange. As of December 31, 1994, there were 1,650 holders of record of the Company's Common Stock.

          Dividend data and market price related to the Common Stock are tabulated as follows for the two most recent calendar years:

                                                              Dividends
                         Market Price         Dividends       Declared
                         High     Low       Paid Per Share    Per Share
1994
First Quarter        $27-3/8     $26          $ .46           $ .46
Second Quarter       $27         $25-1/4        .46             .46
Third Quarter        $26         $22-3/4        .46             .46
Fourth Quarter       $24         $20-1/2        .46             .46

Total Dividends                               $1.84           $1.84

1993
First Quarter        $30-1/2     $25-5/8      $ .44           $ .44
Second Quarter       $31-1/4     $27-7/8        .44             .44
Third Quarter        $30-7/8     $28-3/4        .44             .44
Fourth Quarter       $30-1/8     $25-5/8        .44             .46

Total Dividends                               $1.76           $1.78

     Dividends declared within the quarter are paid on the first day of the succeeding quarter.

     Common Stock Repurchase Program

     On September 19, 1989, the Company received approval from the Maine Public Utilities Commission (MPUC) to repurchase, from time to time over a period no longer than five years, up to 500,000 shares of its Common Stock. By the expiration of this approval in September, 1994, the Company had purchased 250,000 shares under the program at a cost of $5,714,376, all of which are held as treasury shares. On November 1, 1994, the MPUC approved a similar program to repurchase up to an additional 300,000 shares over a five-year period. No purchases have been made under the new program. The shares are repurchased through an open-market program. The repurchase program's primary purpose is to maintain the Company's common equity at levels appropriate for an investor-owned utility.




                                - 19 -

                                                             Form 10-K
                                PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Continued

          See Note 7 to the financial statements incorporated herein by reference concerning restrictions on payment of dividends on Common Stock.

Item 6.    Selected Financial Data

          A five-year summary of selected financial data (1990-1994) is included on page 12 of the Company's 1994 Annual Report to Stockholders, which summary is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information required to be furnished in response to this
          Item is submitted as pages 4-11, Exhibit 13, 1994 Annual Report to Shareholders, which pages are hereby incorporated herein by reference. Information regarding "Construction" is also furnished in Note 9, "Commitments and Contingencies", of the Notes to the Consolidated Financial Statements, pages 25 to 27 of the 1994 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

























                                 - 20 -
                                                             Form 10-K

                                PART II

Item 8.   Financial Statements and Supplementary Data

          (a) The following financial statements and supplementary data are included in the Company's 1994 Annual Report to Stockholders on pages 13 through 27 and are incorporated herein by reference:

                    Independent Auditors' Report.

                    Statements of Consolidated Income for the years ended December 31, 1994, 1993 and 1992.

                    Statements of Consolidated Cash Flows for the years ended December 31, 1994, 1993 and 1992.

                    Consolidated Balance Sheets as of December 31, 1994 and 1993.

                    Statements of Consolidated Common Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992.

                    Consolidated Statements of Capitalization as of December 31, 1994 and 1993.

                    Notes to Consolidated Financial Statements.


Item 9.   Changes In And Disagreements With Accountants On
          Accounting and Financial Disclosure

          None.

















                                 - 21 -
                                                              Form 10-K

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

          Information with regard to the Directors of the registrant is set forth in the proxy statement of the registrant relating to its 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference. Certain information regarding executive officers is set forth under the caption "Executive Officers" in Item 1 of Part I of this Form 10-K and also in the proxy statement of the registrant relating to the 1995 Annual Meeting of Stockholders, under "Compliance with
          Section 16(a) of the Securities and Exchange Act of 1934", which information is incorporated by reference.


Item 11.  Executive Compensation

          Information for this item is set forth in the proxy statement of the registrant relating to its 1995 Annual Meeting of Stockholders, which information (with the exception of the "Board Executive Compensation Committee Report") is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          Information for this item is set forth in the proxy statement of the registrant relating to its 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          Not applicable.
















                                 - 22 -
                                                             Form 10-K

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

          (a)  (1)  Financial Statements

                    Independent Auditors' Report appears on page 35 of this Form 10-K.

                    Incorporated by reference into Part II of this report from pages 13 through 27 of the 1994 Annual Report to Stockholders:

                    Independent Auditors' Report.

                    Statements of Consolidated Income for years ended December 31, 1994, 1993 and 1992.

                    Statements of Consolidated Cash Flows for the years ended December 31, 1994, 1993 and 1992.

                    Consolidated Balance Sheets as of December 31, 1994 and 1993.

                    Statements of Consolidated Common Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992.

                    Consolidated Statements of Capitalization as of December 31, 1994 and 1993.

                    Notes to Consolidated Financial Statements.

               (2)  Financial Statement Schedules

                    Included in Part IV of this report:














                                  - 23 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued
                                                                Page

          Report of Independent Public Accountants               35
          Schedule II - Valuation of Qualifying Accounts         36
                          and Reserves

          Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

               (3)  Exhibits

                    Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference. (* indicates filed herewith).

                   3(a) Restated Articles of Incorporation with all amendments through May 8, 1990. (Exhibit 3(a) to 1990 form 10-K)

                   3(b) By-laws of the Company, as amended through May 12, 1987. (Exhibit 3(b) to 1987 Form 10-K)

                   4(a)  Indenture of Mortgage and Deed of Trust
                         defining the rights of the holders of the Company's First Mortgage Bonds. (Exhibit 4(a) to 1980 Form 10-K)

                   4(b) First Supplemental Indenture. (Exhibit 4(b) to 1980 Form 10-K)

                   4(c) Second Supplemental Indenture. (Exhibit 4(c) to 1980 Form 10-K)

                   4(d) Third Supplemental Indenture. (Exhibit 4(d) to 1980 Form 10-K)








                                    - 24 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                   4(e) Fourth Supplemental Indenture. (Exhibit 4(e) to 1980 Form 10-K)

                   4(f) Fifth Supplemental Indenture. (Exhibit A to Form 8-K dated May 10, 1968)
                   4(g) Sixth Supplemental Indenture. (Exhibit A to Form 8-K dated April 10, 1973)

                   4(h) Seventh Supplemental Indenture. (Exhibit A to Form 8-K dated November 7, 1975)

                   4(i) Eighth Supplemental Indenture. (Exhibit 4(i) to 1980 Form 10-K)

                   4(j) Ninth Supplemental Indenture. (Exhibit B to Form 10-Q for the second quarter of 1978)

                   4(k) Tenth Supplemental Indenture. (Exhibit 4(k) to 1980 Form 10-K)

                   4(l) Eleventh Supplemental Indenture. (Exhibit 4(l) to 1982 Form 10-K)

                   4(m) Indenture defining the rights of the holders of the Company's 9 7/8% debentures. (Exhibit A to Form 8-K, dated June 10, 1970)

                   4(n) Indenture defining the rights of the holders of the Company's 14% debentures. (Exhibit 4(n) to 1982 Form 10-K)

                   4(o) Twelfth Supplemental Indenture. (Exhibit 4(o) to Form 10-Q for the quarter ended September 30, 1984)

                   4(p) Thirteenth Supplemental Indenture. (Exhibit 4(p) to Form 10-Q for the quarter ended
                         September 30, 1984)

                   4(q) Fourteenth Supplemental Indenture, Dated July 1, 1985. (Exhibit 4(q) to 1985 Form 10-K)

                   4(r) Fifteenth Supplemental Indenture, Dated March 1, 1986. (Exhibit 4(r) to 1985 Form 10-K)


                                  - 25 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                   4(s)  Sixteenth Supplemental Indenture, Dated
                         September 1, 1991. (Exhibit 4(s) to the
                         Company's 1991 Form 10-K).

                   9     Not applicable.

               10(a)(1) Joint Ownership Agreement with Public Service of New Hampshire in respect to construction of two nuclear generating units designated as Seabrook Units 1 and 2, together with related amendments to date. (Exhibit 10 to 1980 Form 10-K)

               10(a)(2)  Twentieth Amendment to Joint Ownership
                         Agreement (Exhibit 10(a)(6) to the Company's
                         1986 Form 10-K)

               10(a)(3) Twenty-Second Amendment to Joint Ownership Agreement. (Exhibit 10(a)(3) to the 1988 Form 10-K)

               10(b)(1) Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and the Company. (Exhibit 10(b)(1) to Form 10-Q for the quarter ended March 31, 1983)

               10(b)(2) Power Contract, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and the Company. (Exhibit 10(b)(2) to Form 10-Q for the quarter ended March 31, 1983)

               10(c)(1) Participation Agreement, as of June 20, 1969, with Maine Electric Power Company, Inc.
                         (Exhibit 10(c)(1) to Form 10-Q for the quarter ended March 31, 1983)

               10(c)(2) Agreement, as of June 20, 1969, among the Company and the other Maine Participants. (Exhibit 10(c)(2) to Form 10-Q for quarter ended March 31, 1983)






                                  - 26 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

               10(c)(3) Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to Form 10-Q for quarter ended March 31, 1983)

               10(c)(4) Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc., (Exhibit 10(c)(4) to Form 10-Q for quarter ended March 31, 1983)

               10(c)(5) Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission. (Exhibit 10(c)(5) to Form 10-Q for quarter ended March 31, 1983)

               10(c)(6) Agreement and Assignment, as of August 1, 1977, by Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and the Company. (Exhibit 10(c)(6) to Form 10-Q for the quarter ended March 31, 1983)

               10(c)(7) Amendment dated November 30, 1980 to Agreement and Assignment as of August 1, 1977, between Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and the Company. (Exhibit 10(c)(7) to Form 10-Q for the quarter ended March 31, 1983)

               10(c)(8) Assignment Agreement as of January 1, 1981, between Central Maine Power Company and the Company. (Exhibit 10(c)(8) to Form 10-Q for the quarter ended March 31, 1983)

                  10(d) Wyman Unit #4 Agreement for Joint Ownership as of November 1, 1974, with Amendments 1, 2, and 3, dated as of June 30, 1975, August 16, 1976,

                                   - 27 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                         December 31, 1978, respectively.  (Exhibit
                         10(d) to Form 10-Q for the quarter ended March
                         31, 1983)

                  10(e) Agreement between Sherman Power Company and Maine Public Service Company, dated June 4, 1984, with amendments dated July 12, 1984 and February 14, 1985. (Exhibit 10(f) to 1984 Form 10-K)

                  10(f) Credit Agreement, dated as of October 8, 1987 among the Registrant and The Bank of New York, Bank of New England, N.A., The Merrill Trust Company and The Bank of New York, as agent for the Participating Banks (Exhibit 10(g) to Form 8-K dated October 13, 1987)

                  10(g) Amendment No. 1, dated as of October 8, 1989, to the Revolving Credit Agreement, dated as of October 8, 1987, among the Registrant and The Bank of New York, Bank of New England, N.A., Fleet Bank (formerly the Merrill Trust Company) and The Bank of New York as agent for the participating banks (Exhibit 10(l) to Form 8-K dated September 22, 1989).

                  10(h) Amendment No. 2, dated as of June 5, 1992, to the Revolving Credit Agreement, among the Registrant and The Bank of New York, Bank of New England, N.A., Shawmut Bank and the Bank of New York, as agent for the participating banks. (Exhibit 10(h) to the Company's 1992 Form 10-K)

                  10(i) Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by the Registrant to J. Henry Schroder Bank and Trust Company, as Trustee. (Exhibit 10(i) to Form 8-K dated November 1, 1985)

                  10(j) First Supplemental Indenture Dated March 1, 1991. (Exhibit 10(i) to the Company's 1991 Form 10-K).



                                  - 28 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                  10(k) Second Supplemental Indenture Dated September 1, 1991. Exhibit 10(j) to the Company's 1991 Form 10-K).

                  10(l) Agency Agreement dated as of October 1, 1985, between J. Henry Schroder Bank and Trust Company, as Trustee under the Indenture of Second Mortgage and Deed of Trust dated as of October 1, 1985, made by the Registrant to J. Henry Schroder Bank and Trust Company, as Trustee, and Continental Illinois National Bank and Trust Company, as Trustee, under an Indenture of Mortgage and Deed of Trust, dated as of October 1, 1945, as amended and supplemented, made by the Registrant to Continental Illinois National Bank and Trust Company, as Trustee (Exhibit 10(j) to Form 8-K dated November 1, 1985)

               Executive Compensation Plans and Arrangements

                  10(m) Employment Contract between G. Melvin Hovey and Maine Public Service Company dated June 26, 1985. (Exhibit 10(k) to 1985 Form 10-K)

                  10(n) Amendment, Dated May 14, 1991, to Employment Contract between G. Melvin Hovey and Maine Public Service Company. (Exhibit 10(m) to the Company's 1991 Form 10-K).

                  10(o) Second Amendment, dated May 12, 1992, to Employment Contract Between G. Melvin Hovey and Maine Public Service Company. (Exhibit 10(o) to the Company's 1992 Form 10-K).

                  10(p) Third Amendment, dated November 5, 1993, to Employment Contract between G. Melvin Hovey and Maine Public Service Company. (Exhibit 10(p) to the Company's 1993 Form 10-K)

                  10(q)  Employment Contract between Frederick C.
                         Bustard and Maine Public Service Company dated August 22, 1989. (Exhibit 10(h) to 1989 Form 10-K)


                                  - 29 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                  10(r) Employment Contract between Paul R. Cariani and Maine Public Service Company dated August 22, 1989. (Exhibit 10(l) to 1989 Form 10-K)

                  10(s) Employment Contract between Stephen A. Johnson and Maine Public Service Company dated August 22, 1989. (Exhibit 10(m) to 1989 Form 10-K)

                  10(t) Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(s) to 1992 Form 10-K)

                  10(u) Maine Public Service Company Pension Plan. (Exhibit 10(t) to 1992 Form 10-K)

                  10(v)  Maine Public Service Company Retirement
                         Savings Plan. (Exhibit 10(u) to 1992 Form 10-
                         K)

                    11   Not applicable.

                    12   Not applicable.

                   *13   1994 Annual Report to Shareholders.

                    18   Not applicable.

                    19   Not applicable.

                    22   Maine and New Brunswick Electrical Power
                         Company, Limited, a Canadian corporation.

                    23   Not applicable.

                    24   Not applicable.

                *28(a) Information with respect to Maine Yankee Atomic Power Company. Extracts from Maine Yankee Atomic Power Company's Annual Report for the year ended December 31, 1994 under the captions "The Company", "The Plant", "Legal Review" and "Regulation and Environmental Matters".



                                 - 30 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                 28(b) Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities
                         Associates, dated April 7, 1986 (Exhibit 28(a) to Form 10-Q for the quarter ended June 30,
                         1986).

                 28(c) Addendum to Agreement of Purchase and Sale, dated June 26, 1986 (Exhibit 28(b) to Form 10-Q for the Quarter ended June 30, 1986).

                 28(d) Stipulation between Maine Public Service Company, the Staff of the Commission and the Maine Public Utilities Commission and the Maine Public Advocate, dated July 14, 1986 (Exhibit 28(c) to Form 10-Q for the quarter ended June 30, 1986).

                 28(e) Amendment to July 14, 1986 Stipulation, dated July 18, 1986 (Exhibit 28(d) to Form 10-Q for the quarter ended June 30, 1986).

                 28(f) Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos 84-80, 84-113 and 86-3.

                 28(g)   Order of the Maine Public Utilities
                         Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations). (Exhibit 28(r) to 1986 Form 10-K).

                 28(h)   Order of the Maine Public Utilities
                         Commission, dated July 31, 1987, Docket Nos.
                         84-80, 84-113, 87-96 and 87-167 (with attached
                         Stipulation) (Exhibit 28(i) to 1988 Form 10-
                         K).

                 28(i) Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989 (Exhibit 28(o) to 1988 Form 10-K).

                 28(j)   Order (corrected) of the Maine Public
                         Utilities Commission dated December 5, 1990 in Docket No. 87-167 (with attached Stipulation). (Exhibit 28(l) to 1990 Form 10-K).

                                - 31 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                 28(k)   Order of the Federal Energy Regulatory
                         Commission Dated September 30, 1992 in Docket No. ER92-774-000 and EL91-56-000. (Exhibit
                         28(k) to 1992 Form 10-K)

                 28(l)   Order of the Federal Energy Regulatory
                         Commission dated December 11, 1992 in Docket
                         ER93-17-000.  (Exhibit 28(l) to 1992 Form 10-
                         K)

                *28(m)   Order of the Federal Energy Regulatory
                         Commission dated February 1, 1995 in Docket
                         No. ER95-374-000.

                 28(n) Order of the Maine Public Utilities Commission approving Chapter 720 Waiver Request dated September 23, 1993. (Exhibit 28(p) to 1993 Form 10-K)

                 28(o) Order of the Maine Public Utilities Commission dated March 18, 1994 (with attached stipulation) in Docket No. 93-361. (Exhibit 28(q) to 1993 Form 10-K)

                *28(p) Order of the Maine Public Utilities Commission dated November 1, 1994 in Docket No. 94-341.

                *28(q) Order of the Maine Public Utilities Commission dated January 19, 1995 in Docket No. 94-301, 81-276, 83-264 and 83-303.

          (b) A Form 8-K was filed on: August 29, 1994, under item 5, Other Events; September 27, 1994, under item 5, Other Events; November 8, 1994, under item 5, Other Events; December 7, 1994, under item 5, Other Events; January 27, 1995, under item 5, Other Events, and; February 13, 1995, under item 5, Other Events. No financial statements were included with the above Form 8-K's.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1995.

                                   MAINE PUBLIC SERVICE COMPANY


                                   By:Larry E. LaPlante
                                      Larry E. LaPlante
                                      Vice President, Finance
                                      and Treasurer

                                                          Form 10-K

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

     Signature           Title                         Date

                         Chairman of the Board,
 G. M. Hovey             and Director                   3/20/95
(G. Melvin Hovey)

 Paul R. Cariani         President and Director         3/23/95
(Paul R. Cariani)


                         Director
(Robert E. Anderson)


 Donald F. Collins       Director                       3/16/95
(Donald F. Collins)


 D. James Daigle         Director                       3/18/95
(D. James Daigle)


 Richard G. Daigle       Director                       3/16/95
(Richard G. Daigle)


 J. Gregory Freeman      Director                       3/16/95
(J. Gregory Freeman)


 Deborah L. Gallant      Director                       3/17/95
(Deborah L. Gallant)


 Nathan L. Grass         Director                       3/20/95
(Nathan L. Grass)


 J. Paul Levesque        Director                       3/20/95
(J. Paul Levesque)


 Walter M. Reed, Jr.     Director                       3/17/95
(Walter M. Reed, Jr.)

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
 of Maine Public Service Company
Presque Isle, Maine


We have audited the consolidated financial statements of Maine Public Service Company and its subsidiary, Maine and New Brunswick Electrical Power Company, Limited, as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 15, 1995; such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Maine Public Service Company and its subsidiary, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP
Deloitte & Touche LLP


Boston, Massachusetts
February 15, 1995

Maine Public Service Company & Subsidiary Schedule II
Valuation of Qualifying Accounts & Reserves
For the Years Ended December 31, 1994, 1993, & 1992
         Column A           Column B              Column C                 Column D         Column E


                                          Additions:                       Deductions:
                            Balance at                Recoveries of        Accounts
                            Beginning     Costs &     Accounts Previously  Written Off       Balance at
        Description         of Period     Expenses    Written Off          As Uncollectible  End of Period

Reserve Deducted From
Asset To Which It Applies:
  Allowance for
  Uncollectible Accounts
  Year Ended December 31:


           1994           $214,329      $119,000         $164,999         $284,113         $214,215





           1993           $204,302      $160,400          $99,986         $250,359         $214,329





           1992           $184,298      $134,096         $141,064         $255,156         $204,302



                            (Front Outside Cover)

                             Maine Public Service

             The vision of excellent service has never wavered ...


                        In what continues to be a very
                            uncertain economy and
                       increasingly competitive business
                         environment, MPS prides itself
                            in delivering quality
                              customer service.



                            An innovative utility
                         providing superior service
                            at competitive rates


                             1994 Annual Report






                            (Front Inside Cover)

                                Vision 2000

      A continued focus on customer service, hard work, innovation, cooperation, and pulling together for the good of all customers resulted in the five-year Vision Statement developed in 1994. Employee teams are aggressively pursuing opportunities to go forward, into the 21st century, each with an aim at providing superior service and keeping up with changing expectations.

      The Company is the supplier-of-choice of electrical energy services in Northern Maine. Our core business is to supply electricity at prices and reliability levels that are responsive to our customers' needs. We also promote the use of innovative electrotechnology and, where appropriate, provide the related devices. The Company investigates other profitable opportunities and supports the economic development of its service area.
      We value our employees as our most important resource. Our goal is to have a motivated and satisfied workforce. We are a highly-skilled, well-trained, and productive team. Teamwork is valued and promoted, and compensation is in accordance with performance, which is measured against Company, team, and individual goals. We offer competitive wages and benefits, a safe work environment, and challenging work. Decision-making is authorized at the lowest practical level. We provide the training, equipment, and facilities required to achieve the expected level of performance. Our employees perform with the highest ethical, professional, and legal standards, and with an enhanced sense of safety and environmental awareness.

      The Company's stock is an attractive investment opportunity, with competitive earnings and dividend growth. Our capital structure is commensurate with our business risk. We earn returns for our shareholders that are above the electric utility average.

      Our rates are the lowest among investor-owned utilities in Maine and in the lowest third in New England.

      We achieve favorable investor returns and low rates by emphasizing cost control, retaining our sales base, and promoting sales of electricity where economically justified.

      Our generation, transmission, and distribution system is safe, efficient, reliable, and environmentally sound. We review and upgrade our system to ensure that it continues to meet these standards and competitive challenges. We meet or exceed environmental and safety requirements, and take a proactive stance on these issues.

      Customer satisfaction is the vehicle for attaining all of our goals. We achieve this by:
        *  Low rates
        *  Quality service
        *  High reliability
        *  Flexible pricing and levels of service
        *  Accessibility and responsiveness to customer needs
        *  Good communications and customer education
        *  Market research
        * Providing technical information for the safe and efficient use of electricity
        *  Providing electricity-related services and products
        *  Treating the customer as we would prefer to be treated

      We have a political climate and regulatory structure that supports the elements of this vision statement.

      We foster open and honest communication with our customers, shareholders, employees, and suppliers, as well as government, media, and the general public.


About The Cover:

Season Extended (Left) - At Bigrock in Mars Hill, a fifteen-nozzle snowmaker allows skiers of all ages to enjoy eight extra weeks of skiing, well into late April. Installed last summer after MPS workers upgraded electrical service, the new equipment shoots snow into mounds that are later spread over twenty slopes and side trails with a groomer. Owner Gary Pierce and staff are pictured testing one of the nozzles at a nearby pump house, while MPS Line Worker Dick Gillen checks electrical connections from aloft. Pierce is excited about his new investment and MPS is pleased to help him grow.

Base Facilities (Top Right) - Maine Public Service was awarded a renewable one-year contract to operate and maintain 53 miles of 12 KV distribution line at Loring Air Force Base when it closed September 30, 1994. Somewhat different from the rest of the MPS electrical system, the former military installation has both overhead and underground lines, plus street lighting, metering, and associated equipment for workers to manage. Line Worker Herbain Cote (left) and District Supervisor Richard Boisvert are pictured verifying equipment with system maps.

      A development authority is actively seeking tenants to occupy the vacant buildings and hangars at Loring. In April, 1995, a Defense Finance and Accounting Service Center will begin partial operation at the former hospital facility and will eventually employ approximately 600 people.

New Technology (Bottom Right) - Bob Umphrey, President of Northeast Packaging Company (at right) shows MPS District Supervisor Barry Bartley the Italian-made printing press that applies water-based ink to poly and paper produce bags. After making a few changes to correspond with the MPS electrical system, the new equipment was up and running in November, 1994. Umphrey says the new press saves time and is electrically efficient.

                         Maine Public Service Company
                               209 State Street
                                P. O. Box 1209
                        Presque Isle, Maine  04769-1209
                            Tel. No. (207) 768-5811






                                   (Page 1)

Maine Public Service Company

      The primary goal of Maine Public Service Company is to supply reliable, economical electrical power to Northern Maine. The Company is an investor-owned electric utility with a wholly-owned subsidiary, Maine and New Brunswick Electrical Power Company, Ltd., located at Tinker, New Brunswick. Together both companies provide energy to more than 34,500 retail customers in a 3,600 square mile area.

      Maine Public Service Company has a favorable mixture of generation sources made up of power produced by hydro-electric, nuclear, and oil-fueled facilities, as well as an independent wood-burning cogenerator. The system is strengthened by electrical interconnections with New Brunswick, Canada, allowing electrical support from the New Brunswick system and indirectly from the Hydro-Quebec system.

      Major business activities in the area center around the production of agricultural and forest products. Service was provided at a high reliability rate over the last year, and it is our aim to meet customer needs fully and efficiently, at the lowest possible cost.

Table of Contents

President's Letter                                       2-3
Analysis of Financial Condition
   and Review of Operations - 1994                       4-11
Shareholder Information                                  11
Five-Year Summary of Selected Financial Data             12
Independent Auditors' Report                             13
Financial Statements and Notes                           14-27
Consolidated Financial Statistics                        28-29
Consolidated Operating Statistics                        30-31
Directors                                                32
Executive Officers, Director and                         Back Cover
              Executive Changes, and Stock
              Transfer Information



                                   (Photo)

Safety In Huge Doses - Giant protective gloves worn by Maine Public Service Line Workers are always a topic of interest for young students, especially when they push their own hand deep inside. They soon discover the leather-covered rubber glove is heavy, stiff, and cumbersome when they try to pick up a tool or small item. The Company's commitment to education and teaching young people ranks high. Through scholarship programs, energy lectures, tours, and electrical safety presentations, students throughout the service territory are challenged to excel.




                                  (Pages 2 and 3)

President's Letter
to our Shareholders and
Employees

                      (Photo of Paul R. Cariani - No Caption)

      This is my first opportunity to address you as President and Chief Executive Officer of your Company. In any such inaugural letter you are entitled to a clear and honest statement of the author's goals and expectations for the Company. I will try to provide that statement but I must advise you that in its transition from a purely regulated monopoly to a competitive business, the electric utility industry in Maine, and elsewhere, has yet to achieve the coherent structure that typically supports such forecasts. I nevertheless believe we will be best able to prosper during this period of transition if our employees and management are given the opportunity to exercise their resourcefulness and ingenuity without the narrow restraints that have previously characterized utility regulation in this State. Happily, I have some reason to believe our regulators are beginning to share this view.

      Let me first tell you where we are today. In 1994, earnings per share were $2.99, compared with $3.19 in 1993. Maine Public has the lowest rates of the three investor-owned electric companies in Maine and among the lowest in New England. In 1994, as in the previous year, we have been able to fund our dividend, operation, maintenance, and capital requirements from internally generated cash. With the exception of our mandated purchases from Wheelabrator-Sherman Energy Company (Wheelabrator-Sherman), which I will elaborate on later in this letter, we have been able to contain and, in some instances, reduce our costs through a reduction in work force and careful management of our operations.

      These achievements, however, are balanced by certain negative developments that will seriously test this Company's ability to respond to our changing business environment. First, in September, 1994, the Federal government closed Loring Air Force Base. In 1994, Loring and related accounts represented 3.8% of our total megawatt hour sales and 3.4% of our total revenues, or approximately $2 million. The Company obviously could not prevent this closing which, in addition to its effect on us, also harms the general economy of our service territory. We can, however, deal with the consequences of the closure. We intend to work closely with State and local development agencies to attract new industry to our service territory to help offset the loss of this facility. We have also prepared and will, in early April, file with the Maine Public Utilities Commission (MPUC) a special economic development rate that offers substantial discounts to new commercial and industrial enterprises locating within our service territory.

      Secondly, in late 1994, our three wholesale customers, taking advantage of open competition in the wholesale market, advised the northeast bulk power supply market of their desire to seek competitive bids for their power requirements beginning in 1996. Seven suppliers, including this Company, responded to this solicitation and two of the Company's wholesale customers chose to execute new contracts with us. Our largest wholesale customer, however, the Houlton Water Company (HWC), selected Central Maine Power Company (CMP) as its supplier, effective January 1, 1996. In 1994, HWC represented 9% of our total megawatt hour sales and 7.6% of our total revenues, or approximately $4.4 million. Because HWC will be served by a facility that CMP acquired using the credit of the State of Maine, we believe very strongly that sales from that facility should not increase our retail rates or reduce our earnings. We are, therefore, challenging the arrangement between HWC and CMP before the MPUC and the Federal Energy Regulatory Commission (FERC). Moreover, because HWC, or any of our other customers buying in the bulk power market, must use our transmission system to receive its sales, we have prepared for filing with the FERC a comprehensive open-access transmission tariff. This tariff would increase the charges to third parties who use our transmission system, reflecting their share of the actual cost of using that system.

      Finally, the single most expensive cost of power on our system is our power contract with Wheelabrator-Sherman, an independent power producer, whose power rates were established by the MPUC as a result of State and Federal energy policies. The application of these policies has resulted in a cost of power greatly in excess of any alternative available today. These costs, imposed under an environment of monopoly regulation, seriously burden the Company in a more competitive market. Your Company tried unsuccessfully to renegotiate the contract with Wheelabrator-Sherman and then took the unique step of formally petitioning the MPUC to set aside the contract. The MPUC rejected this effort on constitutional grounds. The Company will, therefore, continue to seek a voluntary renegotiation of this contract.

      In early April, the Company will seek a normal rate increase using traditional cost-of-service principles and, as a more general response to emerging competition, will simultaneously file for permission to implement a five-year rate plan beginning in 1996. The general features of this plan provide:

        * Predictable and moderate rate increases for our retail customers through the year 2000.

        * Reduction of current costs through the deferral of a portion of the expenses of our Wheelabrator-Sherman contract until after the end of that contract.

        * Write-off and not recover in rates approximately $4.9 million of the Company's investment in Seabrook that was previously supported by the wholesale customers under traditional ratemaking formulas.

        * A more direct link between profit and performance through the elimination of the fuel clause with the exception of Wheelabrator-Sherman costs and proposed sharing of future earnings between our shareholders and customers.

        * A more level playing field for the Company and its retail competitors by allowing the Company to offer special contracts and rate discounts with limited regulatory oversight.

      We believe this rate plan, if approved by the MPUC, will considerably enhance our ability to deal with the issues facing us in the next several years.

      Finally, it is important that we work with our regulators and lawmakers to ensure a coherent transition from regulation to the degree of competition that will characterize our industry in the years ahead. It is important that those with limited agendas not be allowed to exploit this transition to the detriment of our shareholders and remaining customers. We will, therefore, promote legislation that requires a comprehensive review of all aspects of electric utility de-regulation, balancing the benefits and harms in the fairest practicable manner.

      All of these tasks are strenuous, but are, I believe, achievable. I am grateful to you, our shareholders and employees, for your support in these efforts.

                                            Sincerely,


                                            Paul R. Cariani
                                            President and CEO



                                   (Page 4)


         Analysis of Financial Condition and Review of Operations - 1994

RESULTS OF OPERATIONS

Operating Revenues and Energy  Sales

      Consolidated operating revenues and MWH sales for the years 1994, 1993, and 1992 are as follows:

Consolidated
Operating Revenues
(Dollars in Thousands)
                               1994               1993              1992
Retail:
   Base                      $32,112            $32,995           $30,975
   Fuel                       15,269             15,787            14,932
      Total                   47,381             48,782            45,907

Sales for Resale:
   Base                        4,203              4,631             4,626
   Fuel                        2,743              2,561             2,976
      Total                    6,946              7,192             7,602

Total Primary Sales           54,327             55,974            53,509

Secondary Sales:
   Base                          432              1,397               355
   Fuel                        1,103                600               193
      Total                    1,535              1,997               548

Total Sales of Electricity    55,862             57,971            54,057
   Recognition of
    Deferrals, net               120                159               862
Other                          2,324              2,446             1,652
Total Operating Revenues     $58,306            $60,576            $56,57

MWH Sales
   Retail                    502,233            530,844          523,852
   Sales for Resale          119,450            116,182          123,239
   Primary Sales             621,683            647,026          647,091
   Secondary Sales            88,241             52,465           33,052
      Total                  709,924            699,491          680,143

      Primary sales for 1994 were 621,683 MWH, which were approximately 3.9% lower than primary sales of 647,026 MWH in 1993 and 647,091 MWH in 1992. In 1994 and 1993, the Company entered into arrangements with other utilities to sell its Wyman Unit No. 4 and Maine Yankee entitlements for varying lengths of time at existing market rates. This energy was replaced, when necessary, with system purchases, avoiding off-system wheeling costs. While the dispatching of Wyman Unit No. 4 is not controlled by the Company, the dispatching of these system purchases is controllable, resulting in fuel savings. As a result, secondary sales for 1994 of 88,241 MWH represented a 68.2% increase from 1993 and a substantial increase from the sales of 33,052 MWH in 1992. For retail ratemaking, the Company deferred the recognition of base revenues associated with Wyman secondary sales for the years 1988 to 1990. The 1988 and 1989 deferred revenues were fully recognized by the end of 1992, while the 1990 sales were fully recognized by the end of the third quarter of 1994.

      In 1994, retail sales were 502,233 MWH, 5.4% and 4.1% lower than 1993 and 1992, respectively. Sales to the Company's public authority customers were 28,621 MWH in 1994 compared to 53,021 MWH in 1993 and 58,388 MWH in 1992. The closing of Loring Air Force Base (Loring) is the principal reason for this decrease. See the "Liquidity and Capital Resources" section of this Annual Report for identified reuses of the former air force base. Sales to our large commercial and industrial customers were 127,327 MWH in 1994 compared to 135,029 MWH in 1993 and 129,981 MWH in 1992. Decreased activity by our food processing customers accounted for the decrease in sales from 1993 to 1994. These decreases were partially offset by increased sales to our small commercial and industrial customers, as 1994 sales were 167,485 MWH compared to 162,949 MWH in 1993 and 155,267 MWH in 1992. Sales to our residential customers have remained constant over the last three years, accounting for approximately 35% of our retail sales in 1994.

      The Maine Public Utilities Commission (MPUC) has jurisdiction over retail rates. The MPUC, in separate proceedings, granted base rate increases of $1.85 million and $1.86 million, effective November 1, 1992 and October
1, 1991, respectively. With the exception of increases associated with the phase-in of the Company's investment in Seabrook, these base rate increases were the first base rate increases since 1985. The Company did not seek a change in the fuel clause beginning on April 1, 1994. For the twelve months beginning April 1, 1993, the MPUC approved a fuel clause increase of $882,000, while effective January 1, 1992, the MPUC approved a fuel clause decrease of $3.7 million. The recovery of fuel costs via the fuel clause fluctuates with the availability of hydro and nuclear power and the volatility of oil prices. The fuel clause also reflects mandated purchases from a wood-burning cogenerator, which is the Company's most expensive source of energy, Wheelabrator-Sherman Energy Company (Wheelabrator-Sherman). At the end of 1994, the Company's retail rates were the lowest of Maine's three investor-owned utilities and among the lowest in New England.


                                  (Chart)

                             Megawatt Hours Sold
                             (Sales in Thousands)

                           1990     1991     1992    1993    1994
Total Megawatt
Hours Sold                 736.1    676.5    680.1   699.5   709.9

Other Electric Sales       122.0     95.6     94.8   108.7   120.0

Sales for Resale           133.4    115.3    123.2   116.2   119.4

Commercial and
Industrial-Small           146.9    149.7    155.3   162.9   167.5

Commercial and
Industrial-Large           155.8    139.9    130.0   135.0   127.3

Residential                178.0    176.0    176.8   176.7   175.7



                                   (Page 5)

      Sales for resale were 119,450 MWH for 1994 compared to 116,182 MWH and 123,239 for 1993 and 1992, respectively. Sales in 1994 were higher than 1993 sales because of an increase in HWC's load requirements. Sales have decreased since 1992 because HWC began purchasing their Maine Yankee Atomic Power Company (Maine Yankee) backup power from another supplier effective July 1, 1993. Base revenues from sales for resale were $4.2 million for 1994 and $4.6 million for 1993 and 1992.

      The Federal Energy Regulatory Commission (FERC) has jurisdiction over wholesale rates. The Company entered into contracts with three wholesale customers in mid-1993 that contain rates lower than those typically allowed under FERC's traditional ratemaking methods. Please see the "Regulatory Proceedings" section of this Annual Report for a discussion on recent developments with our wholesale customers that will impact results for 1995 and 1996. In 1994, sales to these wholesale customers, classified as sales for resale, represented approximately 12.7% of consolidated MWH sales and 10.7% of consolidated operating revenues.


                                   (Chart)

                         Total Sales of Electricity
                            (Dollars in Millions)

                           1990     1991     1992    1993    1994

Fuel Revenues              20.16    21.28    18.10   18.95   19.11

Base Revenues              34.88    34.10    35.96   39.02   36.75

      Total                55.04    55.38    54.06   57.97   55.86


      Fuel costs to generate electricity are immediately reflected in wholesale rates and secondary sales but their recovery must be approved annually by the MPUC for retail rates. As previously mentioned, changes in the retail fuel clause resulted in retail fuel revenues for 1994 of $15.3 million compared to $15.8 million in 1993 and $14.9 million in 1992. Total fuel revenues for 1994 were $19.1 million compared to $18.9 million and $18.1 million for 1993 and 1992, respectively.

      For additional information on the ratemaking treatment of the Company's Seabrook investment and other rate matters, please refer to the "Regulatory Proceedings" section of this Annual Report and Note 9, "Commitments and Contingencies, Seabrook Nuclear Power Project", of the Notes to Consolidated Financial Statements.

Energy Supply

      Hydro production, the most economical of the Company's energy resources, provided 15.8% of the Company's energy requirements in 1994 and was 88.9% of normal production. In 1993, hydro provided 20.0% of the Company's energy requirement, and was 111.3% of normal. Hydro production during 1992 was 97.6% of normal, representing 18.0% of the Company's 1992 energy requirements. The availability of low cost hydro reduces the need for more expensive sources of energy. Purchases from Maine Yankee remains a very economical source of energy available to the Company. In 1994, Maine Yankee provided 43.3% of the Company's energy requirements compared to 37.9% in 1993 and 36.3% in 1992. Maine Yankee did not have a scheduled outage in 1994 but the plant was forced out of service for four weeks beginning mid-July. Maine Yankee had a scheduled refueling and maintenance outage in 1993 from late July to mid-October. Maine Yankee's 1992 refueling lasted two months from mid-February to mid-April. A refueling and maintenance outage will be completed during the first quarter of 1995. Energy purchases, principally from NB Power, were 20.1%, 13.5%, and 21.2% for the years 1994, 1993, and 1992, respectively. The availability of economical replacement purchases from NB Power is dependent on such factors as weather, hydro conditions, and the operating status of major generation resources in New Brunswick. The surplus of capacity and energy in New England has resulted in lower energy costs for the Company and provides opportunities to save wheeling expenses. During 1994, the Company purchased energy from Central Maine Power Company that amounted to 1.5% of the energy requirements and, during 1993 the Company made similar purchases from Bangor Hydro-Electric Company that amounted to 8.3% of the energy requirements. The Company's oil-fired generating facilities provided 2.4% of the Company's requirements in 1994, compared to 3.6% in 1993 and 4.5% in 1992. In 1986, under an agreement ordered by the MPUC that will expire in 2000, the Company began purchasing the output from an 18-megawatt wood-burning independent power producer, currently owned by Wheelabrator-Sherman. Purchases from this facility represented 16.8% of the Company's energy needs and 50.2% of purchase power expenses in 1994. The production from this facility provided 16.7% and 18.2% of the energy in 1993 and 1992, respectively.

                                  (Chart)


                         Electric Output By Sources
                                 (Percent)

                            1990     1991     1992    1993    1994

Oil                          7.6      4.0      4.5     3.6     2.4

Cogeneration                16.5     17.3     18.2    16.7    16.8

Purchases                   20.7     17.1     23.0    21.8    21.7

Nuclear                     32.5     42.8     36.3    37.9    43.3

Hydro                       22.7     18.8     18.0    20.0    15.8




                                   (Page 6)

Operating Expenses

      For the three-year period, purchased power expenses are as follows:

(Dollars in Thousands)
                               1994               1993              1992

Wheelabrator-Sherman         $13,932            $13,052           $13,083
Maine Yankee                   9,645              8,760             8,723
NB Power                       3,841              2,784             4,627
Bangor Hydro-Electric             12              2,903               519
Central Maine Power              334                  -                 -
Other                              -                 15                 -
   Total                     $27,764            $27,514           $26,952

      Wheelabrator-Sherman's increase in 1994 expenses compared to 1993 was caused by a 1.7% increase in production and a 5% contractual price increase. Maine Yankee had a one-month unscheduled outage for repairs beginning in mid-July, 1994, while it was down approximately two months in both 1993 and 1992 for scheduled refueling and maintenance. For ratemaking, the Company normalizes refueling and maintenance expenses due to scheduled refuelings over the 18-month refueling cycle, while unscheduled outages are charged immediately to expense. As discussed in the "Energy Supply" section of this Annual Report, purchases from NB Power are principally economy-type energy having the effect of reducing the Company's energy expenses. In 1994, as compared to 1993, an increase in economical purchases from NB Power of 50,785 MWH and the additional generation of 44,135 MWH from Maine Yankee offset abnormal hydro generation, which was 29,960 MWH less than the previous year, and more expensive purchases from Bangor Hydro of 61,791 MWH. As discussed in the "Operating Revenues and Energy Sales" section of this Annual Report, the Company has entered into agreements with other utilities to buy and sell power to obtain savings in both fuel and wheeling expenses.

      Other operation and maintenance expenses for the three-year period are as follows:

                                        (Dollars in Thousands)

                               1994               1993              1992
Generation
   Fuel Expense            $    602             $  945          $  1,027
   Other                      2,096              2,128             1,950
                              2,698              3,073             2,977

Deferred Fuel                  (806)              (333)           (2,033)
Transmission and
 Distribution                 4,103              4,166             3,800
Customer Accounting and
 General Administrative       6,669              7,270             6,582
      Total                 $12,664            $14,176           $11,326

      Generation fuel expense decreased by $343,000 in 1994, compared to 1993, because the Company reduced oil-fired generation by 8,219 MWH. Other generation expenses decreased $32,000 primarily due to the 1993 inspection and overhaul of Tinker Units 2 and 3 and a reduction of maintenance activity at the Caribou Steam Plant in 1994, partially offset by increased amortization of Caribou Steam Plant Assessment expenditures in 1994.
Deferred fuel expense, a component of other operation and maintenance expenses, was a negative $806,000 in 1994 compared to a negative $333,000 and a negative $2,033,000 in 1993 and 1992, respectively. A negative deferred fuel expense indicates that current fuel costs have exceeded fuel revenues and have been deferred to a period when these costs will be collected. Transmission and distribution expenses were $4,103,000 in 1994, compared to $4,166,000 and $3,800,000 in 1993 and 1992, respectively. The 1994 decrease reflects reduced wheeling expenses due to increased power marketing activities, partially offset by increased tree trimming and brush control activity. Customer accounting and general and administrative expenses decreased $601,000 from $7,270,000 in 1993 to $6,669,000 in 1994.
The decrease was due to the recognition of $353,000 of Reduction in Force expenses in 1993. In addition, 1993 expenses for PowerPact, an energy assistance program for low-income customers, were $195,000 higher than 1994 because of an MPUC ratemaking adjustment in 1993.

      For information regarding the provision for income taxes and the effects of Statement of Financial Accounting Standards No. 109, see Note 2, "Income Taxes", of the Notes to Consolidated Financial Statements.

(Picture)

Everyone's Responsibility - Environmental Coordinator Russ Smith, a participant in MPS Company's POWERful Readers program, tells elementary students how our Company recycles paper, handles waste, and transports hazardous materials. He explains the importance of turning off lights when not in use, composting, and saving energy. "Individual actions can make a big difference. It's up to each of us to preserve the planet," he said.



                                   (Page 7)

Earnings and Dividends

      For 1994, earnings per share were $2.99 based on net income available for Common Stock of $4,845,647 and 1,618,700 average shares outstanding. Earnings per share for 1993 were $3.19 based on net income available for Common Stock of $5,300,840 and 1,660,250 average shares outstanding. For 1992, net income available for Common Stock of $4,864,936 and 1,660,250 average shares outstanding resulted in earnings per share of $2.93.

      The decrease in earnings in 1994, although not as severe as anticipated, reflects the loss of retail sales due to the closure of Loring Air Force Base and the lower rates associated with the contracts with three wholesale customers that became effective in mid-1993. As further discussed in the "Operating Revenues and Energy Sales" section of this Annual Report, these decreases were partially offset by increased sales to our small commercial and industrial customers.

      Your Board of Directors declared quarterly dividends of $.46 per share after raising the dividend in the fourth quarter of 1993 from $.44 per share. Dividends paid per share for 1993 were $1.84 per share compared to $1.76 and $1.74 for 1993 and 1992, respectively. The dividend payout ratio has remained relatively constant with the Company's earnings. For 1994, the dividends per share were 62% of earnings, compared to 56% for 1993 and 60% for 1992.

      The Company's return on common equity for 1994 was 10.33% compared to 11.69% for 1993 and 11.26% for 1992. In an October 1991 rate order, the MPUC decreased the Company's authorized rate of return from 12.25% to the current rate of 12%. In October 1992, as part of its FERC rate case, the Company stipulated to an authorized rate of return of 11.9%, a decrease from the previously allowed 12.25%. Neither the full impact of the $1.85 million annual retail rate increase, effective November 1, 1992, nor the $706,000 annual wholesale rate increase, effective October 12, 1992, are reflected in the 1992 return on common equity. On February 10, 1995, the Company filed notice with the MPUC that it would be filing a rate case within 60 days. For more information on these rate increases, see the "Regulatory Proceedings" section of this Annual Report.

      The table at left portrays the cost components of an average kilowatt hour sale for the three-year period, based on actual sales for those years. The fuel component for each of the years reflects the fuel recoveries authorized via the annual fuel adjustment clauses.


                           Components of Costs for
                    Average Revenue Per Primary Sale KWH
                                   (Cents)

                               1994               1993              1992

Fuel                           2.90               2.84              2.77
Purchased Power Capacity &
  Other Operations             3.38               3.31              3.15
Depreciation                    .40                .37               .34
Seabrook Amortization           .28                .26               .26
Taxes                           .86                .90               .87
Interest                        .62                .60               .69
Other Revenues                 (.48)              (.45)             (.56)
Return to Shareholders          .78                .82               .75
Average Revenue Per
  Primary Sale KWH             8.74               8.65              8.27


(Picture)

Protecting The Environment - Fifth grade students at Zippel School use sock puppets to tell others about saving natural resources, just one of many activities they created to promote environmental awareness. Mrs. Jennifer York, center, and her entire class of Energy Eagles were named national winners in the 1994 President's Environmental Youth Award competition.
Their achievements were also recognized by Maine Energy Education Program and National Energy Education Development.


                                   (Page 8)
Liquidity and Capital Resources

      In 1994, the Company experienced better than expected earnings and cash flows. With the imminent closure of Loring Air Force Base (Loring) in the Fall of 1994, the Company projected lower earnings than the $2.99 per share actually attained in 1994. As evidence of its financial strength, the common shareholder's equity component of the Company's capital structure improved to 56% compared to 54% at the end of 1993 and 50% at the end of 1992. With this financial strength, the Company believes it is properly positioned to face the challenges it will encounter to the turn of the century.

      The accompanying "Statements of Consolidated Cash Flows" reflect the Company's liquidity and financial strength. The statements report the net cash flows generated from or used for operating, financing, and investing activities.

      In 1994, operating activities generated net cash flows of $10.3 million. In addition, the Company received the final payment of $1.1 million from the trustee of the tax exempt bonds upon the completion of qualifying facilities. The Company paid dividends of $3 million, purchased 43,000 shares of its Common Stock in early 1994 for $1.1 million, made debt payments of $1.9 million, including the final payment on its 4-3/4% first mortgage bonds, and invested $4.4 million in electric plant. During 1994, the Company had sufficient cash flows that did not require short-term borrowings from its credit facilities.

      Net cash flow from operating activities for 1993 was $8.8 million, and the Company received $2.4 million from the trustee of the tax exempt bonds upon the completion of qualifying facilities. The Company used $3.0 million for dividends, $5.1 million for debt payments, and invested $3.3 million in electric plant.

      The Company generated net cash flows from operating activities of $6.5 million in 1992. During the year, $2.2 million was received from the trustee of the tax exempt bonds and $2.1 million was borrowed from the short-term credit facility. The Company used $5.3 million for the retirement of long-term debt, principally the redemption of the 10-1/4% First Mortgage Bonds, and used $2.9 million for dividend payments. During 1992, the Company invested $3.9 million in electric plant.

      For additional information regarding construction expenditures for 1992 to 1994 and anticipated construction expenditures for 1995, see Note 9, "Commitments and Contingencies, Construction Program", of the Notes to Consolidated Financial Statements.

      The Company uses short-term borrowings to satisfy working capital requirements. As previously mentioned, in 1994 the Company had sufficient cash flows and did not require short-term borrowings from its credit facilities. As was the case at the end of 1993, the Company ended 1994 without any outstanding short-term borrowings, while $5 million was outstanding at the end of 1992. During 1993 and 1992, borrowings under the Company's credit facilities were below the existing prime rate. For additional information on the short-term credit facility, see Note 5, "Short-Term Credit Arrangements", of the Notes to Consolidated Financial Statements.

      The Company has the ability to finance through the issuance of Common and Preferred Stock. The Company is authorized to issue up to 3,000,000 shares of Common Stock. In addition, the Company's restated articles of incorporation authorize the issuance of 200,000 shares of Preferred Stock with the par value of $100 per share and 200,000 shares of Preferred Stock with the par value of $25 per share.

      In order to maintain the Company's common equity at levels appropriate for an investor-owned utility, the Company has repurchased 250,000 shares at a cost of $5,714,376. The original five-year program approved by the Maine Public Utilities Commission (MPUC) expired in September 1994. On November 1, 1994, the MPUC approved the Company's application to repurchase up to an additional 300,000 shares over a five-year period. The Company will utilize the program as needed to adjust its capital structure.

      The Company can also issue First Mortgage Bonds of $17.5 million and Second Mortgage Bonds of $24 million without bondable property additions. For additional information on long-term debt, see Note 8, "Long-Term Debt", of the Notes to Consolidated Financial Statements.

      The closing of Loring was completed in September 1994. In 1994, Loring and related accounts represented 3.8% of total MWH sales and 3.4% of our total operating revenues. In 1993, when Loring was operating for the entire year, it accounted for 7.3% of our total MWH sales and 5.7% of total operating revenues. A civilian authority charged with finding tenants is now the caretaker of the facility. The Department of Defense is presently establishing a Defense Finance and Accounting Service Center, which will employ approximately 600 people. In addition, Loring has been chosen as a Jobs Corps Center, which is scheduled to open in 1996.

      On or about April 10, 1995, the Company will file its five-year rate plan with the MPUC. If approved by the MPUC, this plan will assist the Company in dealing with the economic uncertainties that lay ahead with the loss of Loring and our largest wholesale customer, Houlton Water Company. See the "Regulatory Proceedings" section of this Annual Report for more information on the rate plan and the wholesale customers' solicitations. The plan provides stable, predictable rates for our customers, economic development rates to encourage investment in our service territory, and competitive returns for our shareholders.

Employees

      At the end of 1994 and 1993, the Parent Company and Subsidiary had 171 and 10 full-time employees, respectively. Consolidated payroll costs were $6.7 million in 1994 compared to $6.9 million in 1993. The 11% Reduction in Force program, offset by wage increases, accounts for the decrease in 1994.

      Local 1837 of the International Brotherhood of Electrical Workers ratified a three-year contract with the Parent Company, effective on October 1, 1993. The agreement includes 3.5% wage increases in each year of the contract.

      The Subsidiary and Local 1733 of the International Brotherhood of Electrical Workers ratified a three-year contract effective January 1, 1995. Annual wage increases of 3.25% are provided in each year of the contract.


                                   (Page 9)

Regulatory Proceedings

Complaint and Petition Against
Wheelabrator-Sherman Energy Company

      On August 29, 1994, the Company filed with the Maine Public Utilities Commission (MPUC) a Complaint and Petition against a June 4, 1984 Power Purchase Agreement (PPA) with the Wheelabrator-Sherman Energy Company (Wheelabrator-Sherman).

      The Company was ordered to enter into the PPA on February 10, 1984 by the MPUC acting under the authority of the Public Utilities Regulatory Policy Act of 1978 (PURPA), a federal law, and regulations promulgated by the FERC pursuant to PURPA. Wheelabrator-Sherman is a Qualifying Facility within the meaning of PURPA.

      Count I of the Company's filing with the MPUC alleged that the Company's continued performance of its obligations under the PPA results in rates that are unjust and unreasonable and constituted an unjust and unreasonable act contrary to the laws of the State of Maine. The Company, therefore, asked the MPUC to enter an order prohibiting it from any further performance of its obligations under the PPA. In the alternative, Count II petitioned the MPUC to alter or amend its original February 10, 1984 order based on allegations that the price for purchases under the PPA is greatly in excess of the Company's actual avoided cost. Count II asked the MPUC to rescind the purchase price term of the PPA and establish new terms under which the Company is required to purchase power from Wheelabrator-Sherman.


      On November 4, 1994, Wheelabrator-Sherman filed with the MPUC a Motion To Dismiss both Counts of the Company's Complaint and Petition on the grounds that the MPUC lacked both jurisdiction over the Complaint and Petition and that the Company had failed to state a claim on which relief could be granted. Wheelabrator-Sherman's Motion was supported by the Sherman Lumber Company, International Paper Company and a group of financial institutions. The Company was supported by the Edison Electric Institute, an electric utility industry organization. The Motion was thoroughly briefed by both sides and oral argument on the Motion To Dismiss was held at the MPUC on November 22, 1994.

      On January 19, 1995, the MPUC issued its order granting Wheelabrator-Sherman's Motion To Dismiss both Counts of the Company's Complaint and Petition on the grounds of federal preemption. The MPUC based the dismissal on its conclusion that PURPA removes any authority the MPUC might have to find the Company's continued performance of its obligations under the PPA to be an unreasonable act under State law (Count I) and prohibits the MPUC from readjusting the PPA price term (Count II). After reviewing the Commission's Order, the Company has determined that it will not appeal the dismissal.


Retail Rate Changes

Fuel Clause Changes

      On March 29, 1993, the MPUC approved a stipulation increasing its fuel adjustment clause by $882,000 for the twelve months beginning April 1, 1993. On March 18, 1994, the MPUC approved the Company's request for not changing the Company's fuel adjustment clause for the twelve months beginning April 1, 1994. Lower fuel prices, higher sales, and above-normal hydro generation all contributed to maintaining the fuel clause with no additional increases.

      On December 30, 1994, the Company filed an application with the MPUC proposing an increase of $1,416,000, a 3% increase in retail rates, effective for the twelve months beginning April 1, 1995. The Company's projections justify a fuel clause increase of approximately $2.7 million, a 6% increase in retail rates. As the first step in the presentation of a multi-year rate plan, the Company has proposed to limit this increase to 3%, deferring Wheelabrator-Sherman costs of approximately $1.3 million to be included with the proposed deferrals in the multi-year rate plan. A final decision by the MPUC is expected in late March.

Multi-Year Rate Plan

      On February 10, 1995, the Company filed with the Maine Public Utilities Commission notice of its intent to file, on or about April 10, 1995, a general rate case. The Company will at the same time file a five-year rate plan which, if approved, will result in new rates beginning in early 1996.

      The Company has taken a number of measures to prepare for a period of declining sales and escalating power costs. In 1996, when the proposed rates would begin, the Company anticipates a 10.5% reduction in sales to its primary customers, compared to 1994 sales, principally Loring Air Force Base and the Company's largest wholesale customer, Houlton Water Company (HWC).
In December of 1994, HWC selected a competing offer from Central Maine
Power Company to be served from its newly acquired subsidiary located in the Company's service territory. The 5% contractual annual increase in the cost of power from the Wheelabrator-Sherman facility also must be collected from the Company's customers through future rate increases.

      Using traditional ratemaking principles, the Company anticipates its general rate case filing will support an increase in annual base revenues of approximately $4.8 million, or a 9.5% increase in total retail rates. The $4.8 million also includes a portion of the Seabrook investment previously supported by the wholesale customers under traditional ratemaking principles. In addition, the Company would also be entitled to a fuel clause increase of $500,000 in 1996 due solely to the loss of sales to HWC.
However, as an alternative to an

                                   (Page 10)


increase under such traditional principles, the Company also proposes a five-year rate plan, which covers the years 1996 to 2000. The rate plan provides the Company with the rate setting mechanism to meet growing competition in the electric utility industry while providing stable and predictable rates to customers without competitive options. This plan will also eliminate the need to file for annual rate increases and save the expenses associated with such filings. The Company considers the various elements of the rate plan to be interdependent elements and any adjustment of one element requires adjustments to the other elements.

      As proposed in the plan, total average retail rates, including fuel, will increase from 1995 levels by 4.5% in 1996, 4.5% in 1997, 3.5% in 1998,
3.0% in 1999, and 3.0% in 2000.

      As part of the plan, the Company will propose to eliminate the annual fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company, an independent power producer. During the years 1996-2000, the Company will defer up to $3 million annually of its power costs from the Wheelabrator-Sherman facility. After the current contract with Wheelabrator-Sherman expires at the end of 2000, the Company will begin to collect this deferral, along with carrying charges, when the price for comparable power is expected to be lower than the existing Wheelabrator-Sherman contract.

      The Company also proposes to write off and not collect in retail rates approximately $4.9 million, net of taxes, or approximately $3 per share, of its remaining investment in the Seabrook project previously supported by its wholesale customers, principally Houlton Water Company, using traditional ratemaking principles.

      The plan also includes a profit-sharing plan based on the allowed return on equity (ROE), currently proposed at 12%. As part of an annual review process, the allowed ROE will be adjusted annually based on an index by averaging over a twelve-month calendar year the dividend yields on Moody's group of 24 electric utilities and Moody's utility bond yields. If the annual return on equity is two percentage points below the allowed return on equity, 50% of the deficiency will be collected from customers in the subsequent year. If the annual ROE exceeds the allowed ROE by less than two percentage points, 50% of the excess will be used to reduce the Wheelabrator-Sherman deferral but not below zero. If the annual return on equity exceeds the allowed ROE by two percentage points, 50% of the excess will be used to reduce current rates or to reduce the Wheelabrator-Sherman deferral.

      The rate plan will also provide the Company with flexible pricing provisions under which the Company can offer discounts to individual or to selected rate classes with only minimum review by the MPUC. These provisions will enhance the Company's ability to compete with other suppliers of retail power. In addition, the Company will propose economic development rates for new commercial and industrial activities.

Wholesale  Customers Solicit
Competitive Bids

      On September 26, 1994, Maine Public Service Company's wholesale customers (Houlton Water Company, Van Buren Light and Power District, and Eastern Maine Electric Cooperative, Inc.) issued a Request for Proposal to several wholesale suppliers, including the Company, for purchased power requirements beginning January 1, 1996. The wholesale customers' request sought proposals for a minimum ten-year period.

      On October 21, 1994, the Company submitted its proposals to the wholesale customers. The Company submitted alternative proposals, a six-year proposal and an eleven-year proposal, both beginning January 1, 1995. Although the current contract obligated the wholesale customers through December 31, 1995, they sought "incentives" from potential suppliers to reduce the cost for 1995. The Company's proposals reduced rates by approximately 20% from the rates under the current contract. The Company believes that its proposals were competitive with those available from other potential wholesale suppliers.

      On December 2, 1994, the Company was notified that Houlton Water Company (HWC) selected a competing offer from Central Maine Power (CMP) to be served from its newly acquired subsidiary located in Fort Fairfield, Maine, the Aroostook Valley Electric Company (AVEC). For the twelve months ended December 31, 1994, sales to HWC represented 9.0% of the Company's consolidated MWH sales and 7.6% of consolidated operating revenues.
The Company will continue to serve HWC under its present contract through December 31, 1995.

(Pictures)

Customer Service Begins Early - MPS employees teach students throughout the service territory how electricity is produced and measured.

With a magnet and coil of wire, Nancy Jackson, left, demonstrates the basic principles of electricity. She explains how to read an electric meter and discusses energy choices.

Students touring the MPS electrical service building watch Mike Brown, at right, demonstrate meter testing equipment.

                                   (Page 11)

      The Company was also notified on December 2, 1994, that the remaining wholesale customers, Van Buren and EMEC, selected the Company's six-year proposal which included a provision that any new contract not be terminated before December 31, 1998. For the twelve months ended December 31, 1994, sales to Van Buren and EMEC represented 3.7% of the Company's consolidated MWH sales and 3.1% of consolidated operating revenues. The new rates were approved by the FERC on February 1, 1995, retroactive to January 1, 1995.

      On December 29, 1994, HWC filed with the Maine Public Utilities Commission (MPUC) for approval of the purchase from CMP. On January 12, 1995, the Company requested permission to intervene in this proceeding. This request was granted on February 1, 1995. The Company intends to argue that the MPUC should not grant HWC's requested approval. The Company will base its argument on CMP's intention to serve HWC's load from a facility that CMP acquired using State financing. The Company believes that State energy and regulatory policy prohibits CMP from using a facility supported by State financing to the detriment of the retail customers of any other utility. The Commission has taken argument on whether its authority is broad enough to consider the issues raised by the Company. The Company cannot predict the outcome of this proceeding.


New Accounting Standards

      In 1995, the Company will be required to adopt Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosure about Fair Value of Financial Instruments" and SFAS 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The Company does not expect that its planned adoption of these standards in 1995 will have a material impact on its financial position or results of operations.


Shareholder Information

General

      The Company's Common Stock is listed and traded on the American Stock Exchange. As of December 31, 1994 and 1993, Common Stock shares issued and outstanding were 1,617,250 and 1,660,250, respectively. During 1994, 43,000 shares of Common Stock were purchased through the Company's stock repurchase program. As of December 31, 1994, shares were held by 1,650 shareholders or nominees in forty-eight states, the District of Columbia, Canada, and South Africa.

      The annual meeting of shareholders is held each year on the second Tuesday in May at the Company's headquarters in Presque Isle. Market price and dividend information relative to the two most recent calendar years are shown in the tabulation below.

Income Tax Status of 1994 Dividends

      The Company has determined that the Common Stock dividends paid in 1994 are fully taxable for federal income tax purposes. These determinations are subject to review by the Internal Revenue Service, and shareholders will be notified of any significant changes.

                               Market            Dividends    Dividends
                                Price                 Paid     Declared
                          High           Low     Per Share    Per Share
1994
First Quarter          $27-3/8           $26        $  .46       $  .46
Second Quarter             $27       $25-1/4           .46          .46
Third Quarter              $26       $22-3/4           .46          .46
Fourth Quarter             $24       $20-1/2           .46          .46
Total Dividends                                      $1.84        $1.84

1993
First Quarter          $30-1/2       $25-5/8        $  .44       $  .44
Second Quarter         $31-1/4       $27-7/8           .44          .44
Third Quarter          $30-7/8       $28-3/4           .44          .44
Fourth Quarter         $30-1/8       $25-5/8           .44          .46
Total Dividends                                      $1.76        $1.78

      Dividends declared within the quarter are paid on the first day of the succeeding quarter.


                                    (Page 12)

Five-Year Summary of Selected Financial Data
                        1994         1993         1992         1991      1990
Operating Revenues   58,306,085   60,575,712   56,570,640   57,966,310  56,698,367

Net Income            4,845,647    5,300,840    4,864,936    4,476,060   4,707,508

Dividends on
Preferred Stock               -            -            -            -    (79,128)

Net Income Available
   for Common Stock   4,845,647    5,300,840    4,864,936    4,476,060   4,628,380

Earnings Per Share
   of Common Stock         2.99         3.19         2.93         2.62        2.58

Dividends Per Share
   of Common Stock:
   Declared Basis          1.84         1.78         1.76         1.68        1.68

   Paid Basis              1.84         1.76         1.74         1.68        1.66

Total Assets        122,375,442  124,936,558  112,047,613  115,365,848 107,805,475
Long-Term Debt
   Outstanding       37,500,000   39,365,000   39,455,000   44,745,000  28,329,000
Less amount due
   within one year       65,000    1,865,000       90,000      490,000   3,044,000

Long-Term Debt       37,435,000   37,500,000   39,365,000   44,255,000  25,285,000

                                   (Page 13)

Independent Auditors' Report

MAINE PUBLIC SERVICE COMPANY:

      We have audited the accompanying consolidated balance sheets and statements of capitalization of Maine Public Service Company and its Subsidiary, Maine and New Brunswick Electrical Power Company, Limited, as of December 31, 1994 and 1993, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

      As discussed in Notes 2 and 6 to the financial statements, the Company changed its methods of accounting for income taxes and postretirement benefits in 1993 to conform with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes", and No. 106, "Employers" Accounting for Postretirement Benefits Other Than Pensions", respectively.




Deloitte & Touche LLP
Boston, Massachusetts
February 15, 1995

                                   (Page 14)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Statements of Consolidated Income
                                                    Year Ended December 31,


                                                 1994         1993         1992
Operating Revenues                            58,306,085   60,575,712  56,570,640

Operating Expenses
 Purchased Power                              27,764,353   27,513,535  26,952,441
 Other Operation and Maintenance              12,664,268   14,175,651  11,326,019
 Depreciation & Amortization (Notes 1 and 9)   4,224,190    4,124,121   3,902,333
 Taxes Other Than Income                       1,594,422    1,523,451   1,515,825
 Provision for Income Taxes (Notes 1 and 2)    3,739,777    4,313,042   3,932,448

   Total Operating Expenses                   49,987,010   51,649,800  47,629,066


Operating Income                               8,319,075    8,925,912   8,941,574


Other Income (Deductions)
 Equity in Income of Associated
    Companies (Notes 1 and 3)                    361,752      418,552     427,614
 Allowance for Equity Funds Used During
    Construction (Note 1)                          9,174        56,131     64,896
 Provision for Income Taxes (Notes 1 and 2)     (104,546)      (79,651)  (197,074)
 Other - Net                                     113,925      (154,368)    67,777

      Total                                      380,305       240,664    363,213


Income Before Interest Charges                 8,699,380     9,166,576  9,304,787


Interest Charges
 Long-Term Debt and Notes Payable              3,857,301     3,890,253  4,473,282
 Less Allowance for Borrowed Funds Used During
    Construction (Note 1)                         (3,568)      (24,517)   (33,431)


         Total                                 3,853,733     3,865,736  4,439,851


Net Income Available for Common Stock          4,845,647     5,300,840  4,864,936

Earnings Per Share of Common Stock                  2.99          3.19       2.93

Average Shares Outstanding                     1,618,700     1,660,250  1,660,250

See Notes to Consolidated Financial Statements.


                                   (Page 15)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Statements of Consolidated Cash Flows

                                                       Year Ended December 31,
                                                  1994        1993       1992
Cash Flow From Operating Activities
 Net Income                                   $4,845,647  $5,300,840   $4,864,936
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operations:
    Depreciation and Amortization              4,224,190   4,124,121    3,902,333
    Deferred Income Taxes - Net                 (359,942)    161,968    1,221,913
    Deferred Investment Tax Credits              (77,027)    (77,024)     (77,024)
    Allow. for Funds Used During Construction    (12,742)    (80,648)     (98,327)
    Inc. on Tax-Exempt Bonds-Restricted Funds     (6,269)   (140,801)    (357,239)
    Change in Deferred Regulatory and
       Debt Issuance Costs                     1,690,200      (1,923)    (346,263)
    Change in Deferred Revenues                 (119,440)   (159,264)    (862,067)
    Change in Benefit Obligations                702,649     563,759           -
    Change in Current Assets and Liabilities:
     Accounts Receivable and Unbilled Revenue  1,110,069     (65,017)    (400,249)
     Deferred Fuel and Purchased Energy Cost    (822,990)   (332,573)  (2,028,957)
     Other Current Assets                       (216,035)    (28,960)     175,811
     Accounts Payable                            495,726    (669,790)     315,021
     Accrued Taxes and Interest                 (654,040)     (8,701)      45,463
     Other Current Liabilities                   (11,316)      1,783        7,195
    Other - Net                                 (495,898)    197,354      179,374

Net Cash Flow Provided By Operating
  Activities                                  10,292,782   8,785,124    6,541,920

Cash Flow From Financing Activities
   Dividend Payments                          (2,975,740) (2,955,245)  (2,922,040)
   Purchase of Common Stock                   (1,143,137)          -           -
   Drawdown of Tax-Exempt Bond Proceeds        1,110,637   2,355,295    2,217,291
   Retirements of Long-Term Debt              (1,865,000)    (90,000)  (5,290,000)
   Short-Term Borrowings, Net                          -  (5,000,000)   2,100,000

Net Cash Flow Used In Financing Activities    (4,873,240) (5,689,950)  (3,894,749)

Cash Flow Used In Investing Activities
   Investment in Restricted Funds                169,588      (5,157)     (14,349)
   Investment in Electric Plant               (4,362,620) (3,273,186)  (3,873,299)

Net Cash Flow Used In Investing Activities    (4,193,032) (3,278,343)  (3,887,648)

Increase (Decrease) in Cash and
  Temporary Investments                        1,226,510    (183,169)  (1,240,477)
Cash and Temporary Investments at
  Beginning of Year                            1,391,908   1,575,077    2,815,554

Cash and Temporary Investments at End of Year $2,618,418  $1,391,908   $1,575,077

Supplemental Disclosure of Cash Flow
Information:
 Cash Paid During The Year For:
      Interest                                $3,580,862  $3,625,620   $4,139,567
      Income Taxes                            $5,040,950  $4,233,884   $2,927,908

See Notes to Consolidated Financial Statements.


                                           (Page 16)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Consolidated Balance Sheets
                                                               December 31,
Assets                                                      1994          1993
Utility Plant (Notes 1 and 4):
   Electric Plant in Service                           $ 89,625,380   $ 86,727,417
   Less Accumulated Depreciation                         39,713,937     38,217,449
      Net Electric Plant in Service                      49,911,443     48,509,968
   Construction Work-In-Progress (Note 9)                   570,367        280,545
      Total                                              50,481,810     48,790,513

Investments in Associated Companies (Notes 1 and 3)       3,455,935      3,460,841

Net Utility Plant and Investments in Associated
  Companies                                              53,937,745     52,251,354

Current Assets:
   Cash and Temporary Investments (Note 1)                2,618,418      1,391,908
   Deposits for Interest and Dividends                      743,935        807,059
   Accounts Receivable (less allowance for
     uncollectible accounts in 1994, $214,215
     and 1993, $214,329)                                  5,069,376      6,074,745
   Unbilled Revenue (Note 1)                              2,413,843      2,518,543
   Deferred Fuel and Purchased Energy Costs (Note 1)        535,316              -
   Deferred Income Taxes Related to Deferred
     Fuel Costs (Note 1)                                          -        114,761
   Inventory (Note 1)                                     1,288,896      1,334,082
   Prepayments                                              537,174        275,953

      Total                                              13,206,958     12,517,051


Other Assets:
   Recoverable Seabrook Costs (less accumulated
     amortization in 1994, $16,113,391; 1993,
     $14,394,619) (Notes 1 and 9)                        37,073,619     38,792,391
   Regulatory Assets-SFAS 109 & 106 (Notes 2 and 6)      16,212,326     16,476,232
   Restricted Investments (at cost, which approximates
     market) (Note 8)                                             -      1,273,956
   Unamortized Debt Expense (less accumulated
   amortization in 1994, $1,335,101; 1993, $1,057,975)
     (Note 1)                                               949,709      1,206,835
   Deferred Regulatory Costs (less accumulated
     amortization in 1994, $4,595,056; 1993,
     $3,303,340) (Note 1)                                   379,796      1,812,870
   Miscellaneous                                            615,289        605,869

      Total                                              55,230,739     60,168,153

Total Assets                                           $122,375,442   $124,936,558

See Notes to Consolidated Financial Statements.


                                           (Page 17)

Capitalization and Liabilities


                                                             December 31,
                                                          1994         1993
Capitalization (see accompanying statements):

   Common Shareholders' Equity (Note 7)                $ 47,247,847   $ 46,521,077
   Long-Term Debt (Note 8)                               37,435,000     37,500,000
        Total                                            84,682,847     84,021,077


Current Liabilities:
   Long-Term Debt Due Within One Year                        65,000      1,865,000
   Accounts Payable                                       2,118,804      2,107,512
   Accounts Payable - Associated Companies                  868,853        749,771
   Accrued Employee Benefits                              1,092,661        727,309
   Deferred Fuel and Purchased Energy Costs (Note 1)              -        287,674
   Deferred Income Taxes Related to Deferred
     Fuel Costs (Note 1)                                    213,561            -
   Dividends Declared                                       743,936        763,716
   Customer Deposits                                         74,529         85,845
   Taxes Accrued (Note 2)                                    91,613        701,622
   Interest Accrued                                       1,021,350      1,065,381
        Total                                             6,290,307      8,353,830


Deferred Credits:
   Deferred Revenues (Note 1)                                     -        119,440
   Income Taxes (Notes 1 and 2)                          28,036,322     29,370,893
   Investment Tax Credits (Notes 1 and 2)                   936,748      1,013,775
   Miscellaneous                                          2,429,218      2,057,543
        Total                                            31,402,288     32,561,651

Commitments and Contingencies (Note 9)






Total Capitalization and Liabilities                   $122,375,442   $124,936,558

                                    (Page 18)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Statement of Consolidated Common Shareholders' Equity (Note 7)
                                       Par Value  Paid-In   Retained    Treasury
                            Shares      Issued    Capital   Earnings      Stock

Balance, Jan. 1, 1992     1,660,250  $13,070,750  $38,317 $33,694,758 $(4,571,239)

 Net Income                                                 4,864,936
 Dividends:
  Common Stock
   ($1.76 per share)                                       (2,922,040)

Balance, Dec. 31, 1992    1,660,250   13,070,750   38,317  35,637,654  (4,571,239)

 Net Income                                                 5,300,840
 Dividends:
  Common Stock
   ($1.78 per share)                                       (2,955,245)
Balance, Dec. 31, 1993    1,660,250   13,070,750   38,317  37,983,249  (4,571,239)

Net Income                                                  4,845,647
Dividends:
 Common Stock
  ($1.84 per share)                                        (2,975,740)
Stock Repurchased:
 Common Stock               (43,000)                       (1,143,137)
Balance, Dec. 31, 1994    1,617,250  $13,070,750  $38,317 $39,853,156 $(5,714,376)

See Notes to Consolidated Financial Statements.


                                   (Page 19)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Consolidated Statements of Capitalization
                                                              December 31,
                                                          1994           1993

Common Shareholders' Equity (Note 7):

Common Stock, $7 Par Value-Authorized 3,000,000
 Shares in 1994 and 1993;
 Issued 1,867,250 Shares in 1994 and 1993              $13,070,750    $13,070,750
Paid-In-Capital                                             38,317         38,317
Retained Earnings                                       39,853,156     37,983,249
   Total                                                52,962,223     51,092,316
Treasury Stock-Total Shares of 250,000 in 1994
 and 207,000 in 1993, at cost                           (5,714,376)    (4,571,239)
      Total                                            $47,247,847    $46,521,077


Long-Term Debt (Note 8):
First Mortgage and Collateral Trust Bonds:

   4-3/4% Due Serially through 1995-Interest Payable,
      January 1 and July 1                             $         -    $ 1,800,000
   7-1/8% Due Serially through 1998-Interest Payable,
      May 1 and November 1                               3,000,000      3,040,000
   7.95% Due Serially through 2003-Interest Payable,
      March 1 and September 1                            2,000,000      2,025,000
   9.775% Due Serially through 2011-Interest Payable,
      March 1 and September 1                           15,000,000     15,000,000
Second Mortgage and Collateral Trust Bonds:
    9.6% Due Serially through 2001-Interest Payable,
      March 1 and September 1                            7,500,000      7,500,000
Public Utility Revenue Bonds-1991 Series:
   7.875% Due 2021-Interest Payable,
      April 1 and October 1                             10,000,000     10,000,000

Total Outstanding                                       37,500,000     39,365,000
Less-Amount Due Within One Year                             65,000      1,865,000
Total                                                  $37,435,000    $37,500,000

Current Maturities and Redemption Requirements for
 the Succeeding Five Years Are as Follows:
Long-Term Debt:

   1995 - $   65,000
   1996 - $1,315,000
   1997 - $1,315,000
   1998 - $4,155,000
   1999 - $1,275,000

See Notes to Consolidated Financial Statements.


                                   (Page 20)

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

Regulations
   Maine Public Service Company (the "Company") is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) and, with respect to wholesale rates, the Federal Energy Regulatory Commission (FERC). As a result of the ratemaking process, the applications of accounting principles by the Company differ in certain respects from applications by non-regulated businesses.

Consolidation and Foreign Currency Translation
   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (the "Subsidiary"). All intercompany balances and transactions have been eliminated in consolidation. The functional currency of the Subsidiary is the U.S. dollar. Accordingly, translation gains and losses are included in other income. Income and expenses of the Subsidiary are translated at rates of exchange prevailing at the time the income is earned or the expenses are incurred, except for depreciation which is translated at rates existing on the applicable in-service dates. Assets and liabilities are translated at year-end exchange rates, except for utility plant which is translated at rates existing on the applicable in-service dates.

Deferred Fuel and Purchased Energy Costs
   Electric rates include adjustment clauses for fuel and purchased energy costs, through which costs above or below base rate levels are recoverable from or refundable to customers. Fluctuations between current base rates and actual costs are deferred until recovered or refunded through subsequent adjustment clauses, in order to properly match costs with the related revenues.

Revenue Recognition
   Operating revenues include sales billed on a cycle billing basis and estimated unbilled revenues for electric service rendered prior to the normal billing cycle.

   For retail ratemaking purposes during the years 1988 to 1990, the Company deferred the recognition of base revenues associated with seasonal secondary sales to other New England utilities of its power entitlement in Wyman Unit No. 4 (Wyman), approximately $1,554,000, net of income taxes. The MPUC allowed the Company to recognize these deferred secondary sales, net of income taxes, of approximately $72,000, $96,000, and $518,000 in 1994, 1993 and 1992, respectively. The recognition of these deferred revenues was completed in 1994.

Utility Plant
   Utility Plant is stated at original cost of contracted services, direct labor and materials, as well as related indirect construction costs including general engineering, supervision, and similar overhead items and allowances for the cost of equity and borrowed funds used during construction (AFUDC). The cost of utility plant which is retired, including the cost of removal less salvage, is charged to accumulated depreciation. Costs which are disallowed or are expected to be disallowed for recovery through rates are charged to income at the time such disallowance becomes probable and estimable. The cost of maintenance and repairs, including replacement of minor items of property, are charged to maintenance expense as incurred. The Company's property, with minor exceptions, is subject to first and second mortgage liens.

Depreciation and Amortization
   Utility plant depreciation is provided on composite bases using the straight-line method. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 2.99%, 3.00%, and 2.71% for 1994, 1993, and 1992, respectively.

   Bond issuance costs and premiums paid upon early retirements are amortized over the terms of the related debt. Recoverable Seabrook costs and deferred regulatory expenses are amortized over the period allowed by regulatory authorities in the related rate orders. Recoverable Seabrook costs are being amortized principally over thirty years (Note 9). Costs associated with relicensing hydro facilities are amortized over the thirty-year license period.

Allowance for Cost of Funds Used During Construction
   The debt and equity costs of funds applicable to construction are capitalized at net-of-tax rates. The average composite AFUDC rates determined for funds applicable to construction for 1994, 1993, and 1992 were 9.22%, 8.91%, and 8.8%, respectively.

Income Taxes
   In 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to accounting and reporting income taxes. SFAS No. 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all temporary differences, i.e. differences between the tax basis of assets or liabilities and their basis for financial reporting. The differences are created when transactions are recognized for tax purposes, but are recognized in another time period for ratemaking purposes. Based on prior treatment by the MPUC of temporary differences and pursuant to SFAS 109, the increase in deferred tax liabilities is offset by a regulatory asset, representing the future revenue requirements as the temporary differences are recognized for ratemaking.

   In 1992, deferred income taxes were provided on timing differences that were allowed for ratemaking purposes. The Company has deferred investment tax credits and amortizes the credits over the remaining estimated useful life of the related utility plant.

Investments in Associated Companies
   The Company records its investments in Associated Companies (see Note 3) using the equity method.

Pledged Assets
   The Common Stock of the Subsidiary is pledged as additional collateral for the first and second mortgage and collateral trust bonds of the Company.


                                   (Page 21)

Inventory
   Inventory is stated at average cost.

Cash and Temporary Investments
   For purposes of the Statements of Cash Flows, the Company considers all highly liquid securities with a maturity of three months or less to be temporary investments.

Reclassifications
   Certain reclassifications have been made to the 1993 and 1992 financial statements in order to conform to the 1994 presentation.


















2.  INCOME TAXES

   A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The tax effect of items not included in rate base are allocated as "Other Income (Deductions)".

                                  1994              1993              1992


Current income taxes           $4,281,292        $4,307,749       $2,984,633

Deferred income taxes            (359,942)          161,968        1,221,913

Investment credits, net           (77,027)          (77,024)         (77,024)


Total income taxes             $3,844,323        $4,392,693       $4,129,522


Allocated to:
   Operating income            $3,739,777        $4,313,042       $3,932,448

   Other income                   104,546            79,651          197,074

      Total                    $3,844,323        $4,392,693       $4,129,522


The effective income tax rates differ from the U.S. statutory rate as follows:

                                       1994              1993            1992



Statutory rate                        34.0%             34.0%           34.0%
Excess Canadian taxes                  1.2               1.5             1.6
Amortization of recoverable
   Seabrook costs                      3.8               3.4             3.6
State income taxes                     5.8               6.1             6.4
Other                                  (.6)               .3              .3
Effective rate                        44.2%             45.3%           45.9%


   The elements of deferred income tax expense (credit) are as follows:

(Dollars in Thousands)

                                       1994              1993            1992
Temporary Differences at Statutory
 Rates:

Seabrook - costs                   $  (234)          $  (234)        $  (240)
Liberalized depreciation               158               223             299
AFUDC-borrowed funds                   (63)              (63)            (63)
Deferred fuel expense                  328               136             821
Deferred regulatory expense           (573)              253             203
Unbilled and deferred revenue           48                64             344
Reacquired debt                        (83)              (83)            (32)
Other                                   59              (134)           (110)
Total temporary differences at
   statutory rates                 $  (360)          $   162         $ 1,222




                                   (Page 22)


   The Company has not accrued U.S. income taxes on the undistributed earnings of the Subsidiary, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. Dividends received from the Subsidiary were $433,243, $765,958, and $816,211 in 1994, 1993, and 1992, respectively. In 1994, 1993, and 1992, the dividend received from the Subsidiary exceeded earnings by $55,816, $198,733, and $238,363, respectively.

   In 1993, the Company adopted the provisions of SFAS 109. The Company reported the implementation of the standard as a change in accounting principle with no cumulative effect on prior earnings. The adoption of SFAS 109 increased deferred income taxes by $17.3 million and also resulted in the establishment of a net regulatory asset of $17.3 million. See Note 1, "Income Taxes" for additional information on SFAS 109.

   The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of December 31, 1994 and 1993:

                                     (Dollars in Thousands)

                                     1994              1993
        Seabrook                   $20,214           $21,152
        Property                     8,985             8,879
        Regulatory expenses            142               665
        Investment tax credits        (622)             (673)
        Pension and post-
           retirement benefits        (251)             (305)
        Other                         (432)             (347)
        Net accumulated deferred
           income taxes            $28,036           $29,371


3.  INVESTMENTS IN ASSOCIATED COMPANIES

   The Company owns 5% of the Common Stock of Maine Yankee Atomic Power Company (Maine Yankee), a jointly-owned nuclear electric power company, and 7.49% of the Common Stock of the Maine Electric Power Company (MEPCO), a jointly-owned electric transmission company.

   Dividends received during 1994, 1993, and 1992 from Maine Yankee were approximately $347,500, $388,800, and $418,800, respectively, and from MEPCO approximately $7,900 in each year. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies. Condensed financial information (unaudited) for Maine Yankee and MEPCO is as follows:


(Dollars in Thousands)
                                  Maine Yankee                    MEPCO

                           1994       1993      1992       1994    1993    1992
   Earnings
Operating revenues       $173,857  $193,102  $187,259    $24,746  $12,809 $11,608
Earnings applicable to
   Common Stock          $  7,080  $  8,220  $  8,394    $   105  $   105 $   105
Company's equity share
   of net earnings       $    354  $    411  $    420    $     8  $     8 $    8

   Investment
Total assets             $549,910  $534,817  $521,193    $ 6,562  $ 6,279 $ 6,839
Less:
   Preferred stock         19,200    19,800    20,400          -        -       -
   Long-term debt          96,666   103,333    89,390      1,730    2,590   3,450
Other liabilities and
   deferred credits       366,550   344,030   343,900      3,954    2,811   2,511
Net assets               $ 67,494  $ 67,654  $ 67,503    $   878  $   878 $   878
Company's equity in
   net assets            $  3,375  $  3,383  $  3,375    $    66  $    66 $    66





                                    (Page 23)
4.  INVESTMENT IN JOINTLY-OWNED
    UTILITY PLANT

        The Company has a 3.3455% ownership interest in a jointly-owned utility plant, W. F. Wyman Unit No. 4 (Wyman), an oil-fired generation plant. The Company's proportionate share of the direct expenses of Wyman are included in the corresponding operating expenses in the statements of consolidated income. The Company's share in the plant at December 31, 1994 and 1993 is as follows:

(Dollars in Thousands)

                                                       1994            1993
Electric plant in service                             $6,969          $6,963
Accumulated depreciation                              (3,426)         (3,216)
   Net electric plant in service                      $3,543          $3,747




5.  SHORT-TERM CREDIT ARRANGEMENTS

   The Company has a revolving credit arrangement with a consortium of banks. The revolving credit agreement provides for borrowings up to $10 million through October 1996 and is subject to extension with the consent of all participating banks. The Company can utilize, at its discretion, two types of loan options: A Loans, which are provided on a pro rata basis in accordance with each participating bank's share of the commitment amount, and B Loans, which are provided as arranged between the Company and each of the participating banks. The A Loans, at the Company's option, bear interest equal to either the agent bank's prime rate or the LIBOR interest rate plus 1/2%. The B Loans bear interest as arranged between the Company and the participating bank. There were no borrowings under this arrangement during 1994.

   The Subsidiary has a $200,000 (Canadian) bank line of credit agreement providing for interest at the bank's prime rate (8.0% at December 31, 1994). There were no borrowings under this arrangement during 1994.




6.  BENEFIT PLANS

U.S. Defined Benefit Pension Plan

   The Company has an insured non-contributory defined benefit pension plan covering substantially all employees. Benefits under the plan are based on employees' years of service and compensation prior to retirement.

   The Company follows Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS 87). For the termination benefits provided with the Company's Reduction In Force program (RIF), Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88) was followed in 1993 for the one-time charge. The Company's policy has been to fund pension costs accrued. In January, 1995, the Company made a $340,000 pension contribution for the 1994 plan year, while contributions were not required in either 1993 or 1992. The periodic pension cost under SFAS 87 and SFAS 88 is comprised of the components listed below as determined using the projected unit credit actuarial cost method.



   The components of the net pension cost for 1994, 1993 and 1992 are as follows:
(Dollars in Thousands)
                                      1994             1993          1992
Service costs for benefits
   earned during the period          $ 329            $ 274        $  248
Interest cost on projected
   benefit obligation                  891              847           789
Actual return on plan assets:
   Actual                               83             (918)         (533)
   Deferred                           (962)              26          (325)
      Total                           (879)            (892)         (858)
Net amortization
   and deferral                         (2)             (38)          (49)
Net Pension Cost - SFAS 87             339              191           130
SFAS 88 for RIF                          -               87             -
   Total Pension Costs               $ 339            $ 278        $  130


   The following table sets forth the plan's funded status, obligations, and assumptions as of December 31, 1994 and 1993:

(Dollars in Thousands)
                                                      1994              1993

Accumulated vested
benefit obligation:
   Vested                                           $  9,371       $   9,990
   Non-vested                                            190             188
      Total                                         $  9,561       $  10,178

Projected benefit obligation                        $(11,552)      $ (12,775)
Fair value of assets                                  10,743          11,500
   Funded status                                        (809)         (1,275)
Unrecognized prior
   service costs                                       1,044           1,128
Unrecognized transition
   amount                                               (636)           (713)
Unrecognized (gain) loss                                (594)            204
   Accrued Pension Cost                             $   (995)      $    (656)

Assumptions:
   Discount rate                                         8.0%            7.0%
   Salary increases                                      5.0%            5.0%
   Expected return on assets                             8.5%            8.5%


   At December 31, 1994, plan assets consisted of annuity contracts, equity and debt securities, U.S. Treasury obligations, and cash equivalents.


                                   (Page 24)

Retirement Savings Plan
   The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company's employees. Participants may elect to defer from 1% to 15% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 1% of current compensation. Participants are 100% vested at all times in contributions made on their behalf. The Company's share of contributions to the plan were approximately $34,000 in 1994 and 1993, and $31,000 in 1992.

Health Care Benefits
   In addition to providing pension benefits, the Company provides certain health care benefits to eligible employees and retirees. Since August 1, 1994, all employees have been sharing in the cost of their medical benefits, approximately 12.5% per year. Effective with retirements after January 1, 1995, only retirees with at least twenty years of service will be eligible for these benefits. In addition, eligible retirees will contribute to the cost of their coverage starting at 60% for retirees with twenty years of service with the contribution phasing out over the next ten years of service so that retirees with thirty or more years of service do not contribute toward their coverage.

   In 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting For Postretirement Benefits Other Than Pensions", which requires the accrual of postretirement benefits, such as health care benefits, during the years an employee provides service to the Company. The MPUC has adopted a rule which adopts SFAS 106 for ratemaking. The rule requires the Company to establish and make payments to an independent external trust fund for the purpose of funding future postretirement health care costs at such time as customers are paying for these costs in their rates. The MPUC has issued an accounting order that allows the Company to account for the implementation of SFAS 106 by deferring these expenses until the Company's next base rate proceeding.

   The components of net postretirement benefit costs are as follows:

                                                       (Dollars in Thousands)

                                                         1994           1993
Service costs for benefits                              $ 91            $120
   Interest cost                                         307             376
   Amortization of transition obligation                 213             234
      Total costs                                        611             730
   Current payments for retiree obligations
      allowed in Company's cost of service               195             175
   Additional SFAS 106 costs                            $416            $555

   Based on the MPUC's accounting order, the Company has established a regulatory asset of approximately $732,000, representing deferred postretirement benefits subject to future ratemaking.

   The Company has not established a fund, and any funding plan will be reviewed and approved by the MPUC. The Company's accumulated postretirement benefit obligation and funding status consist of the following:

                                                     (Dollars in Thousands)

                                                       1994          1993
   Retirees                                          $(2,199)     $(1,767)
   Fully eligible actives                             (1,083)      (1,128)
   Other actives                                      (1,288)      (1,624)
      Total                                           (4,570)      (4,519)
   Fair value of assets                                    0            0
   Accumulated pension benefit
      obligation                                      (4,570)      (4,519)
   Transition obligation in excess
      of plan assets                                   3,821        4,034
   Net gain                                             (222)         (70)
   Accrued postretirement benefit cost               $  (971)     $  (555)


   There were no unrecognized prior service costs. For 1994 and 1993, the Company used an assumed weighted average discount rate of 8% and 7%, respectively. For 1994, the health care cost trend rate was 13%, with the ultimate trend rate of 6% reached in four years. The health care cost trend rate used for 1993 was 14%, with the ultimate trend rate of 5% reached in five years. A one percentage-point increase in the assumed health care cost trend rates for each future year would result in an increase in the accumulated pension benefit obligation by $657,000, in service costs by $30,000 and interest costs by $46,000.


                                   (Page 25)
7.  COMMON SHAREHOLDERS' EQUITY

   On September 19, 1989, the Company received approval from the Maine Public Utilities Commission (MPUC) to repurchase, from time to time over a period no longer than five years, up to 500,000 shares of its Common Stock. By the expiration of this approval in September, 1994, the Company had purchased 250,000 shares under the program, all of which are held as treasury shares. On November 1, 1994, the MPUC approved a similar program to repurchase up to an additional 300,000 shares over a five-year period. The shares are repurchased through an open-market program. The repurchase program's primary purpose is to maintain the Company's common equity at levels appropriate for an investor-owned utility.

   Under the most restrictive provisions of the Company's long-term debt indentures and short-term credit arrangements, retained earnings (plus dividends declared on Common Stock) available for the distribution of cash dividends on Common Stock were $39,853,156 at December 31, 1994.

8.  LONG-TERM DEBT

   On April 4, 1991, the Maine Public Utilities Financing Bank (MPUFB) issued its tax exempt bonds in the principal amount of $10,000,000 (the "Bonds") for the purpose of providing funds to the Company to construct qualifying distribution, transmission, and generation facilities over the next three years. Pursuant to the Long-Term Note issued under a loan agreement between the Company and the MPUFB (the "Loan Agreement"), the Company has agreed to make payments to the MPUFB in amounts sufficient to pay the principal, redemption price of, and interest on, the Bonds. Concurrently therewith, pursuant to a Letter of Credit and Reimbursement Agreement, the Company caused a letter of credit to be issued by Barclays Bank PLC, New York Branch, for the benefit of the holders of such Bonds. To secure the Company's obligations under the Reimbursement Agreement (which obligations are satisfied by the Company's timely compliance with the terms of the Loan Agreement), the Company issued a Second Mortgage Bond to Barclays in the amount of $10,426,563 (with the amount being equal to the $10,000,000 principal amount of the Bonds plus 195 days of interest on the Bonds).
The Bonds have a coupon rate of 7.875% and, after considering the enhancement fee of 0.75% payable to Barclays and an administration fee of 0.10% payable to the MPUFB, the annual cost to the Company associated with this financing approximates 8.725%, exclusive of issuance costs. The Bonds mature in thirty years and are callable after three years.

   The Company made a final payment of $1,800,000 on the 4-3/4% First Mortgage Bonds in December, 1994.


9.  COMMITMENTS AND CONTINGENCIES

Seabrook Nuclear Power Project

   The Company was an investor in the Seabrook Nuclear Power Project Units 1 and 2 (the "Project") with a 1.46056% ownership interest through November 25, 1986. On November 25, 1986, the Company's investment of approximately $92.1 million was sold for proceeds of $21.4 million.

   The Company's remaining investment in Seabrook Units 1 and 2, net of disallowed costs and sale proceeds, is classified as Recoverable Seabrook Costs. These costs are principally being amortized over thirty years.

   Recoverable Seabrook Costs at December 31, 1994 are as follows:
                                                 (Dollars in Thousands)
                                Recoverable
                                   Seabrook                      Accumulated
                                Costs (Net)          In Rates    Amortization
Unit 1
   Retail                           $27,330           $37,141     $ (9,811)
   Wholesale                          6,454             8,018       (1,564)

      Total                          33,784            45,159      (11,375)
Unit 2
   Retail                             3,239             5,995       (2,756)
   Wholesale                             51             2,033       (1,982)
      Total                           3,290             8,028       (4,738)
Total Units 1 and 2                 $37,074           $53,187     $(16,113)



   On January 13, 1989, the Company, along with the other selling joint owners, executed an agreement with certain of the current joint owners, representing approximately 98% of the present ownership interest in the Seabrook Project. Under the terms of the Agreement, the Company agreed to assign to the present joint owners all actions or claims that the Company may have against Public Service Company of New Hampshire relating to the Seabrook Project and also agreed to assign to EUA Power Corporation any actions or claims that the Company may have against United Engineers and Contractors, Inc., the designers and builders of the Project. The Project joint owners have also ratified a Twenty Second Amendment to the Joint Ownership Agreement which relieves the Company of its contingent liability, up to a maximum of $1.2 million, to pay any decommissioning costs of Seabrook Unit 1.


Customer Rate Settlements and Negotiations
   The Company has offered load retention rates to several major industrial customers. These customers have the option to self-generate; however, the Company believes it can compete with self-generation. Any load retention rates must be approved by the Maine Public Utilities Commission and the Company cannot predict the outcome of these negotiations.

   In response to an earlier request, on October 21, 1994, the Company submitted proposals to its wholesale customers for their energy requirements starting on January 1, 1996. Although the current contract obligated the wholesale customers through December 31, 1995, they sought incentives from potential suppliers to

                                   (Page 26)

reduce their cost in 1995. The Company submitted alternative proposals, a six-year proposal and an eleven-year proposal, both beginning January 1, 1995, with both proposals reducing rates by approximately 20% from the rates under the existing contract. On December 2, 1994, the Company was notified that Houlton Water Company selected a competing offer to begin on January 1, 1996. The remaining two wholesale customers, Van Buren Light and Power District and Eastern Maine Electric Cooperative, Inc., selected the Company's six-year proposal which included a provision that any new contract not be terminated before December 31, 1998. The new contracts were approved by the FERC on February 1, 1995, retroactive to January 1, 1995.

   On February 10, 1995, the Company filed with the MPUC notice of its intent to file, on or about April 10, 1995, a general rate case. Using traditional ratemaking principles, the Company anticipates its general rate case filing will support an increase in annual base revenue of approximately $4.8 million, or a 9.5% increase in total retail rates. This revenue request also includes a portion of the Seabrook investment previously supported by the wholesale customers under traditional ratemaking principles. In addition, the Company would also be entitled to a fuel clause increase of $500,000 in 1996 due solely to the loss of sales to the Houlton Water Company. The Company will, at the same time, file a five-year rate plan which, if approved, will result in new rates beginning in early 1996 and continuing to the year 2000. The rate plan provides the Company with the rate setting mechanism to meet growing competition in the electric industry while providing stable and predictable rates to customers without competitive options. This plan will also eliminate the need to file for annual rate increases and save the expenses associated with such filings. The Company considers the various elements of the rate plan to be interdependent elements and any adjustments of one element requires adjustments to other elements.

   As proposed in the plan, total average retail rates will increase from 1995 levels by 4.5% in 1996, 4.5% in 1997, 3.5% in 1998, 3.0% in 1999, and
3.0% in 2000. As part of the plan, the Company will propose to eliminate the annual fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company (Wheelabrator-Sherman), an independent power producer. During the years 1996-2000, the Company will defer up to $3 million annually of its power costs from the Wheelabrator-Sherman facility. After the current contract with Wheelabrator-Sherman expires at the end of 2000, the Company will begin to collect this deferral, along with carrying charges, when the price for comparable power is expected to be lower than the existing Wheelabrator-Sherman contract.

   The Company also proposes to write off and not collect in retail rates approximately $4.9 million, net of taxes, or approximately $3 per share, of its remaining investment in the Seabrook project previously supported by its wholesale customers, principally Houlton Water Company.

   The plan also includes a profit-sharing plan based on the allowed return on equity (ROE), currently proposed at 12%. As part of an annual review process, the allowed ROE will be adjusted annually based on an index by averaging over a twelve-month calendar year the dividend yields on Moody's group of 24 electric utilities and Moody's utility bond yields. If the annual return is two percentage points below the allowed return on equity, 50% of the deficiency will be collected from customers in the subsequent year. If the annual return on equity exceeds the allowed ROE, 50% of the excess will be used to reduce current rates or to reduce the Wheelabrator-Sherman deferral, previously described.

   The rate plan will also provide the Company with flexible pricing provisions under which the Company can offer discounts to individual or to selected rate classes with only minimum review by the MPUC. These provisions will enhance the Company's ability to compete with other suppliers of retail power. In addition, the Company will propose economic development rates for new commercial and industrial activities.


Nuclear Insurance
   In August 1988, Congress extended the Price-Anderson Act for fifteen years and increased the maximum liability for a nuclear-related accident. In the event of a nuclear accident, coverage for the higher liability now provided for by commercial insurance coverage will be provided by a retrospective premium of up to $75.5 million for each reactor owned, with a maximum assessment of $10 million per reactor for any year. These limits are also subject to inflation indexing at five-year intervals as well as an additional 5% surcharge, should total claims exceed funds available to pay such claims. Based on the Company's 5% equity ownership in Maine Yankee (see Note 3),the Company's share of any retrospective premium would not exceed approximately $3.4 million or $.5 million annually, without considering inflation indexing.


Capacity Arrangements
   The Company owns 5% of the Common Stock of the Maine Yankee Atomic Power Company (Maine Yankee). Maine Yankee owns and operates an 860,000 kilowatt nuclear generating plant in Wiscasset, Maine. The Company is entitled to purchase approximately 4.9% of the energy produced by the plant. During 1994, 1993 and 1992, purchases from Maine Yankee were $9,645,000, $8,760,000, and $8,723,000, respectively.

   The Company also owns 7.49% of the Common Stock of Maine Electric Power Company, Inc., (MEPCO). MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long which connects the New Brunswick Power (NB Power) system with the New England Power Pool. The MEPCO transmission line is also the path by which Maine Yankee and Wyman Unit No. 4 energy is delivered northerly into the NB Power system and then wheeled to the Parent Company through its interconnection with NB Power at the international border.

   In July, 1986, Wheelabrator-Sherman, formerly Signal-Sherman Energy Co., owner of an 18 megawatt wood-burning cogenerator plant, began selling power to the Company. The Company purchases the entire output from the cogenerator under a contract ordered by the MPUC that will expire in 2001. During 1994, 1993, and 1992, purchases from Wheelabrator-Sherman were $13,932,000, $13,052,000, and $13,083,000, respectively.






                                   (Page 27)

Construction Program
   Expenditures on additions, replacements and equipment for the years ended December 31, 1994, 1993 and 1992, along with 1995 estimated expenditures, are as follows:

(Dollars in Thousands)
                                     1995         1994        1993     1992
                                    (Unaudited
                                    Estimates)
Parent Company
   Generation                       $  570       $  178      $  147   $  655
   Transmission                        568          357         318      350
   Distribution                      2,230        2,235       2,110    2,187
   General                           1,214        1,015         617      645
Total Parent                         4,582        3,785       3,192    3,837
Subsidiary                              96          578          81       36
Total                               $4,678       $4,363      $3,273   $3,873









10.  QUARTERLY INFORMATION (unaudited)

   Quarterly financial data for the two years ended December 31, 1994 is as follows:

                             (Dollars in Thousands Except Per Share Amounts)

                                               1994 by Quarter
                                   1st         2nd         3rd        4th
Operating revenues              $17,063      $13,829     $12,463   $14,951
Operating expenses              (14,509)     (11,777)    (10,893)  (12,808)
Operating income                  2,554        2,052       1,570     2,143
Interest charges                   (963)        (965)       (962)     (963)
Other income-net                     26          102          99       153
Net income                      $ 1,617      $ 1,189     $   707   $ 1,333

Earnings per common share       $  1.00      $   .74     $   .44   $   .82

                                               1993 by Quarter
                                   1st         2nd         3rd        4th
Operating revenues              $17,315      $13,248     $13,356   $16,657
Operating expenses              (14,698)     (11,025)    (11,480)  (14,447)
Operating income                  2,617        2,223       1,876     2,210
Interest charges                   (987)        (961)       (957)     (961)
Other income-net                    137           69          15        20
Net income                      $ 1,767      $ 1,331     $   934   $ 1,269

Earnings per common share       $  1.06      $   .81     $   .56   $   .76


                                   (Page 28)

MAINE PUBLIC SERVICE COMPANY
and Subsidiary
All share information and per share amounts reflect the stock split on March 3, 1989.

       Consolidated Financial Statistics

                                                        1994      1993      1992
Capitalization Including Bank Borrowings (year-end)
   Debt (including amount due within one year)         44.25%    45.83%    50.16%
   Preferred Stock (including amount
       due within one year)                                0%        0%        0%
   Common Shareholders' Equity                         55.75%    54.17%    49.84%
Times Interest Earned
   Before Income Taxes                                   3.25      3.49      3.01
   After Income Taxes                                    2.26      2.36      2.09
Times Interest and Preferred Dividends Earned
   After Income Taxes                                    2.26      2.36      2.09
Embedded Cost of Long-Term Debt (year-end)              9.14%     9.14%     9.14%
Embedded Cost of Preferred Stock (year-end)                0%        0%        0%
Common Shares Outstanding (year-end)                1,617,250 1,660,250 1,660,250
Earnings Per Share of Common Stock (average shares)
   Income Before Cumulative Effect of Accounting
      Change and Extraordinary Items                     2.99      3.19      2.93
   Cumulative Effect of Accounting Change                   -         -         -
   Extraordinary Items                                      -         -         -
   Net Income (Loss)                                     2.99      3.19      2.93
Dividends Per Share of Common Stock
   Declared Basis                                        1.84      1.78      1.76
   Paid Basis                                            1.84      1.76      1.74
Common Stock Dividend Payout Ratio                     61.54%    55.80%    60.07%
Book Value Per Share of Common Stock (year-end)         29.22     28.02     26.61
Market Price Per Share of Common Stock
   High                                                27 3/8    31 1/4    26 7/8
   Low                                                 20 1/2    25 5/8    24 1/4
   Close                                               20 3/4    25 7/8    25 7/8
Price Earnings Ratio (year-end)                          6.94      8.11      8.83
Number of Common Shareholders (year-end)                1,650     1,720     1,768

Consolidated income before cumulative effect of accounting change and extraordinary items. Includes AFUDC and Deferred Return on Seabrook Investment but excludes all Seabrook write-offs.

(Pie Charts)

1994 Sources of Income
Millions of Dollars (Total $58.7)
and Percent of Total

Residential  -  $19.6 Million, 33.4%
Commercial  -   $15.6 Million, 26.6%
Industrial  -   $9.2 Million, 15.7%
Other Electric Sales  -  $11.4 Million, 19.4%
Other Income  -  $2.9 Million, 4.9%



1994 Distribution of Income
Millions of Dollars (Total $58.7)
and Percent of Total

Fuel & Purchased Power  -  $27.6 Million, 47.0%
Wages and Employee Benefits  -  $6.2 Million, 10.6%
Taxes  -  $5.3 Million, 9.0%
Other Operating Expenses  -  $10.8 Million, 18.4%
Interest -  $3.9 Million, 6.7%
Common Dividends  -  $3.0 Million, 5.1%
Retained Earnings  -  $1.9 Million, 3.2%


                                   (Page 29)

Consolidated Financial Statistics - Continued
                                                 1991      1990      1989      1988


Capitalization Including Bank Borrowings
 Debt (including amount due within one yr)      53.01%     49.40%    43.12%    47.76%
 Preferred Stock (including amount due
      within one year)                              0%         0%     4.02%     4.41%
  Common Shareholders' Equity                   46.99%     50.60%    52.86%    47.83%
Times Interest Earned
 Before Income Taxes                              2.81       3.24      3.21      3.07
 After Income Taxes                               2.00       2.22      2.26      2.29
Times Interest and Pref. Div. Earned
 After Income Taxes                               2.00       2.18      2.09      2.05
Embedded Cost of Long-Term Debt (year-end)       9.28%      9.92%     9.71%    10.80%
Embedded Cost of Preferred Stock (yr. end)          0%         0%     9.74%     9.74%
Common Shares Outstanding (year-end)         1,660,250  1,761,050 1,849,550 1,865,666
Earnings Per Share of Common Stock (average
 shares) Income Before Cumulative Effect of
 Accounting Change and Extraordinary Items        2.62       2.58      2.71      3.12
   Cumulative Effect of Accounting Change            -          -         -         -
   Extraordinary Items                               -          -         -         -
   Net Income (Loss)                              2.62       2.58      2.71      3.12
Dividends Per Share of Common Stock
   Declared Basis                                 1.68        1.68     1.575     1.175
   Paid Basis                                     1.68        1.66     1.55      1.025
Common Stock Dividend Payout Ratio              64.12%      65.12%    58.12%    37.66%
Book Value Per Share of Common Stock             25.44       24.38     23.39     22.26
Market Price Per Share of Common Stock
   High                                         26 3/8      23 3/8     24 7/8   20 13/16
   Low                                          20 3/4      19 1/2    20 5/16     11 7/8
   Close                                        26 3/8      22 1/4     22 3/8     20 1/2
Price Earnings Ratio (year-end)                  10.07        8.62       8.26       6.57
Number of Common Shareholders (year-end)         1,823       2,061      1,919      1,933


Consolidated Financial Statistics - Continued
                                                 1987        1986       1985       1984
Capitalization Including Bank Borrowings
 Debt (including amount due within one year)    49.32%      55.97%     61.15%     56.49%
 Preferred Stock (including amount due
      within one year)                           8.32%       7.92%      7.77%      8.33%
 Common Shareholders' Equity                    42.36%      36.11%     31.08%     35.18%
Times Interest Earned
 Before Income Taxes                              2.27        2.31       2.35       2.05
 After Income Taxes                               1.69        1.92       2.07       1.95
Times Interest and Preferred Dividends Earned
 After Income Taxes                               1.49        1.73       1.84       1.71
Embedded Cost of Long-Term Debt (year-end)      10.98%      11.56%     11.67%     11.44%
Embedded Cost of Preferred Stock (year-end)     11.20%      11.12%     11.02%     10.95%
Common Shares Outstanding (year-end)         1,862,478   1,858,472  1,855,768  1,851,418
Earnings Per Share of Common Stock (average
 shares) Income Before Cumulative Effect of
 Accounting Change and Extraordinary Items        1.59        3.43       3.65       2.93
   Cumulative Effect of Accounting Change          .45           -          -          -
   Extraordinary Items                               -      (1.38)     (5.45)          -
   Net Income (Loss)                              2.04        2.05     (1.80)       2.93
Dividends Per Share of Common Stock
   Declared Basis                                  .80       0.525          -      1.045
   Paid Basis                                      .75         .35       .175       1.16
Common Stock Dividend Payout Ratio              39.22%      25.60%          -     35.73%
Book Value Per Share of Common Stock             20.41       19.18      17.66      19.49
Market Price Per Share of Common Stock
   High                                        15 7/16          16   10 11/16         13
   Low                                          11 1/2       9 3/4     5 7/16      6 1/8
   Close                                       12 9/16     14 1/16    9 13/16      6 1/8
Price Earnings Ratio (year-end)                   6.16        6.86          -       2.09
Number of Common Shareholders (year-end)         2,045       2,188      2,718      3,365



                                             (Chart)

Year-End Capitalization
                                             (Percent)
                       1990        1991        1992        1993       1994

      Total Debt       49.40       53.01       50.16       45.83      44.25

   Common Equity       50.60       46.99       49.84       54.17      55.75

                                   (Page 30)

MAINE PUBLIC SERVICE COMPANY
and Subsidiary
Consolidated Operating Statistics
                                                        1994           1993          1992
Operating Revenues
   Residential                                      $19,646,681    $19,669,749   $18,704,900
   Commercial and Industrial - Small                 15,614,453     15,177,992    13,787,720
   Commercial and Industrial - Large                  9,225,131      9,554,566     8,891,123
   Municipal Street Lighting                            517,793        512,439       499,814
   Area Lighting                                        271,115        269,925       261,984
   Other Municipal and Other
      Public Authorities                              2,105,933      3,597,514     3,761,815
   Other Electric Utilities                           8,481,483      9,188,561     8,150,094
   Other Operating Revenues  (Revenue Adjustments)    2,443,496      2,604,966     2,513,190
         Total Operating Revenues                   $58,306,085    $60,575,712   $56,570,640


Number of Customers (average)
   Residential                                           28,300         28,220        28,102
   Commercial and Industrial - Small                      5,418          5,364         5,261
   Commercial and Industrial - Large                         16             16            15
   Municipal Street Lighting                                 38             38            38
   Area Lighting                                          1,048          1,061         1,075
   Other Municipal and Other
      Public Authorities                                      8              8             8
   Other Electric Utilities                                   9              8             7
         Total Customers                                 34,837         34,715         34,506

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
      Steam                                              18,559         26,456        33,509
      Hydro                                             118,759        148,719       130,407
      Diesel                                               (153)           169          (636)
   Purchases:
      Nuclear Generated                                 326,334        282,199       263,313
      Fossil Fuel Generated                             290,172        288,487       300,930
   Inadvertent Received (Delivered)                         651         (1,053)       (2,232)
         Total                                          754,322        744,977       725,291
   Losses, Unaccounted for and Unbilled                  42,880         43,944        43,686
   Company Use                                            1,518          1,542         1,462
      Electricity Sold                                  709,924        699,491       680,143

   Sales:
      Residential                                       175,685        176,732       176,814
      Commercial and Industrial-Small                   167,485        162,949       155,267
      Commercial and Industrial-Large                   127,327        135,029       129,981
      Municipal Street Lighting                           1,642          1,630         1,864
      Area Lighting                                       1,472          1,482         1,538
      Other Municipal and Other Public Authorities       28,621         53,021        58,388
      Other Electric Utilities                          207,692        168,648       156,291
         Total Sales                                    709,924        699,491       680,143

Average Use and Revenue Per
   Residential Customer
   Kilowatt-hours                                         6,208          6,263         6,292
   Revenue                                          $    694.23     $   697.01   $    665.61
   Revenue per Kilowatt-hour (Cents)                      11.18          11.13         10.58

                                            (Page 31)

MAINE PUBLIC SERVICE COMPANY
and Subsidiary
Consolidated Operating Statistics (Continued)
                                                       1991           1990          1989

Operating Revenues
   Residential                                      $19,194,469    $18,189,325   $18,537,902
   Commercial and Industrial - Small                 13,991,693     12,708,677    13,379,207
   Commercial and Industrial - Large                 10,105,693     10,115,772     9,785,058
   Municipal Street Lighting                            512,640        505,063       573,351
   Area Lighting                                        267,518        262,845       288,378
   Other Municipal and Other
      Public Authorities                              3,977,098      3,611,220     3,736,851
   Other Electric Utilities                           7,328,914      9,649,398    10,980,817
   Other Operating Revenues  (Revenue Adjustments)    2,588,285      1,656,067      (84,814)
         Total Operating Revenues                   $57,966,310    $56,698,367   $57,196,750


Number of Customers (average)
   Residential                                           28,052         27,983        27,737
   Commercial and Industrial - Small                      5,205          5,108         4,940
   Commercial and Industrial - Large                         15             15            17
   Municipal Street Lighting                                 38             38            38
   Area Lighting                                          1,091          1,114         1,155
   Other Municipal and Other
      Public Authorities                                      8              8             8
   Other Electric Utilities                                   7              7             8
         Total Customers                                 34,416          34,273       33,903

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
      Steam                                              28,868         59,252        91,361
      Hydro                                             135,619        176,832       106,571
      Diesel                                               (178)          (186)        2,664
   Purchases:
      Nuclear Generated                                 307,769        253,321       369,315
      Fossil Fuel Generated                             246,172        289,177       217,166
   Inadvertent Received (Delivered)                       1,861           (151)        1,611
         Total                                          720,111        778,245       788,688
   Losses, Unaccounted for and Unbilled                  42,114         40,613        42,474
   Company Use                                            1,499          1,559         1,723
      Electricity Sold                                  676,498        736,073       744,491

   Sales:
      Residential                                       176,028        178,011       178,668
      Commercial and Industrial-Small                   149,709        146,881       145,364
      Commercial and Industrial-Large                   139,931        155,782       145,307
      Municipal Street Lighting                           2,336          2,697         2,722
      Area Lighting                                       1,591          1,643         1,580
      Other Municipal and Other Public Authorities       57,687         57,034        59,190
      Other Electric Utilities                          149,216        194,025       211,660
         Total Sales                                    676,498        736,073       744,491

Average Use and Revenue Per
   Residential Customer
   Kilowatt-hours                                         6,275          6,361         6,442
   Revenue                                          $    684.25     $   650.01   $    668.35
   Revenue per Kilowatt-hour (Cents)                      10.90          10.22         10.38

                                      (Page 31 - Continued)

MAINE PUBLIC SERVICE COMPANY
and Subsidiary
Consolidated Operating Statistics (Continued)
                                                          1988           1987          1986

Operating Revenues
   Residential                                      $17,787,713    $15,948,095   $15,641,623
   Commercial and Industrial - Small                 12,374,719     10,700,466    10,077,605
   Commercial and Industrial - Large                  9,673,266      7,736,051     8,468,298
   Municipal Street Lighting                            559,478        541,853       526,156
   Area Lighting                                        285,979        273,570       285,856
   Other Municipal and Other
      Public Authorities                              3,546,473      2,955,417     2,820,227
   Other Electric Utilities                           9,244,874      8,735,459     5,843,057
   Other Operating Revenues  (Revenue Adjustments)      847,946        646,607       159,303
         Total Operating Revenues                   $54,320,448    $47,537,518   $43,822,125


Number of Customers (average)
   Residential                                           27,358         27,074        26,855
   Commercial and Industrial - Small                      4,866          4,789         4,763
   Commercial and Industrial - Large                         18             17            17
   Municipal Street Lighting                                 37             37            37
   Area Lighting                                          1,166          1,238         1,323
   Other Municipal and Other
      Public Authorities                                      8              8             8
   Other Electric Utilities                                   7              7             6
         Total Customers                                 33,460         33,170        33,009

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
      Steam                                              81,583         71,649        61,533
      Hydro                                             112,953        100,158       149,323
      Diesel                                              1,933            572          (758)
   Purchases:
      Nuclear Generated                                 266,851        215,006       331,988
      Fossil Fuel Generated                             299,838        327,016       175,648
   Inadvertent Received (Delivered)                        (677)          (432)          (74)
         Total                                          762,481        713,969       717,660
   Losses, Unaccounted for and Unbilled                  44,883         43,377        42,076
   Company Use                                            1,555          1,472         1,453
      Electricity Sold                                  716,043        669,120       674,131

   Sales:
      Residential                                       176,680        173,580       173,799
      Commercial and Industrial-Small                   139,220        131,535       125,742
      Commercial and Industrial-Large                   148,220        133,405       150,881
      Municipal Street Lighting                           2,695          2,744         2,751
      Area Lighting                                       1,585          1,626         1,740
      Other Municipal and Other Public Authorities       59,268         56,180        53,683
      Other Electric Utilities                          188,375        170,050       165,535
         Total Sales                                    716,043        669,120       674,131

Average Use and Revenue Per
   Residential Customer
   Kilowatt-hours                                         6,458          6,411         6,472
   Revenue                                          $    650.18     $   589.06   $    582.45
   Revenue per Kilowatt-hour (Cents)                      10.07           9.19          9.00


                                   Page 31 - Continued

MAINE PUBLIC SERVICE COMPANY
and Subsidiary
Consolidated Operating Statistics (Continued)
                                                        1985          1984
Operating Revenues
   Residential                                      $14,432,212    $12,610,182
   Commercial and Industrial - Small                  9,194,338      7,795,721
   Commercial and Industrial - Large                  7,699,989      5,676,877
   Municipal Street Lighting                            488,429        417,060
   Area Lighting                                        285,037        261,630
   Other Municipal and Other
      Public Authorities                              2,582,290      2,244,309
   Other Electric Utilities                           5,345,673      5,186,633
   Other Operating Revenues  (Revenue Adjustments)      179,532        141,870
         Total Operating Revenues                   $40,207,500    $34,334,282


Number of Customers (average)
   Residential                                           26,616         26,313
   Commercial and Industrial - Small                      4,716          4,676
   Commercial and Industrial - Large                         17             18
   Municipal Street Lighting                                 37             37
   Area Lighting                                          1,429          1,480
   Other Municipal and Other
      Public Authorities                                      8              8
   Other Electric Utilities                                   6              7
         Total Customers                                 32,829         32,539

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
      Steam                                              50,691         51,253
      Hydro                                             105,068        139,255
      Diesel                                               (898)          (956)
   Purchases:
      Nuclear Generated                                 284,812        273,087
      Fossil Fuel Generated                             224,080        165,702
   Inadvertent Received (Delivered)                          29           (334)
         Total                                          663,782        628,007
   Losses, Unaccounted for and Unbilled                  38,858         34,993
   Company Use                                            1,384          1,346
      Electricity Sold                                  623,540        591,668

   Sales:
      Residential                                       170,824        168,754
      Commercial and Industrial-Small                   119,651        115,852
      Commercial and Industrial-Large                   139,744        118,063
      Municipal Street Lighting                           2,740          2,720
      Area Lighting                                       1,878          1,952
      Other Municipal and Other Public Authorities       50,189         49,790
      Other Electric Utilities                          138,514        134,537
         Total Sales                                    623,540        591,668

Average Use and Revenue Per
   Residential Customer
   Kilowatt-hours                                         6,418          6,413
   Revenue                                          $    542.24     $   479.24
   Revenue per Kilowatt-hour (Cents)                       8.45           7.47

                                   Page 32

Board
of
Directors
G. MELVIN HOVEY
Chairman of the Board
and Retired President
Maine Public Service Company
Presque Isle, Maine
Pension Investment Committee
Budget and Finance Committee

ROBERT E. ANDERSON
President
F. A. Peabody Company
Houlton, Maine
Audit Committee
Budget and Finance Committee

PAUL R. CARIANI
President & Chief Executive Officer
Maine Public Service Company
Presque Isle, Maine
Nominating Committee

DONALD F. COLLINS
Director and Retired President
S. W. Collins Co.
Caribou, Maine
Executive Compensation Committee
Nominating Committee

D. JAMES DAIGLE
Executive Vice President
Greater Brandon Chamber of Commerce
Brandon, Florida
Executive Compensation Committee

RICHARD G. DAIGLE
President & Chief Executive Officer
Daigle Oil Company
Fort Kent, Maine
Audit Committee

J. GREGORY FREEMAN
President & Chief Executive Officer
Pepsi-Cola Bottling Company
  of Aroostook, Inc.
Presque Isle, Maine
Audit Committee
Nominating Committee

DEBORAH L. GALLANT
President
Dix-Gallant Associates
Portland, Maine
Executive Compensation  Committee

NATHAN L. GRASS
President
Grassland  Equipment, Inc.
Presque Isle, Maine
Executive Compensation Committee

J. PAUL LEVESQUE
President & Chief Executive Officer
J. Paul Levesque & Sons, Inc.
(Lumber Mill) and
Antonio Levesque & Sons, Inc.
(Logging Operation)
Ashland, Maine
Pension Investment Committee

WALTER M. REED, JR.
President
Reed Farms, Inc.
Fort Fairfield, Maine
Pension Investment Committee
Budget and Finance Committee

Maine Public Service
Company's eleven-member
Board of Directors is
composed of ten outside
directors and one inside
director,  Paul R. Cariani.
Their diverse business,
educational, professional,
and civic backgrounds are
valuable assets that provide
a broad perspective to the
issues concerning the
Company.



(Back Inside Cover)

Executive Officers

PAUL R. CARIANI
President & Chief Executive Officer

FREDERICK C. BUSTARD
Vice President
Engineering and Operations

LARRY E. LAPLANTE
Vice President
Finance and Treasurer

STEPHEN A. JOHNSON
Vice President
Customer Service and
General Counsel

PETER C. LOURIDAS
Assistant To The President

MICHAEL A. THIBODEAU
Assistant Vice President
Administration

KURT A. TORNQUIST
Controller and Assistant Treasurer

Director and Executive Changes


   Irwin F. Porter, MPS Director, retired May 10, 1994, after serving over twenty-one years on the Board. A testimonial resolution was unanimously adopted by all board members recognizing his deep interest in the progress and welfare of MPS, its stockholders, customers, and Aroostook County. The resolution, which is entered into the Company's permanent records, commends his "...judgement and wisdom that have greatly aided this Company's pursuit of excellence."

   On June 1, 1994, G. Melvin Hovey stepped down as MPS President and Chief Executive Officer after completing more than 37 years with the Company. He was re-elected to continue his association with the organization as Chairman of the Board of Directors.

   Paul R. Cariani was elected President and Chief Executive Officer. He joined MPS in 1977 and has held positions of Assistant Treasurer and Assistant to the Treasurer prior to becoming Treasurer in 1983 and Vice President in 1985. He was elected to the Board of Directors in February, 1992, and was named Executive Vice President, Chief Financial Officer and Treasurer in 1993.

   Larry E. LaPlante was elected Vice President of Finance and Treasurer. He joined MPS as Controller in 1983 after working in public accounting for more than ten years.

   Kurt A. Tornquist was appointed Controller and Assistant Treasurer at the annual MPS organization meeting. He joined MPS as Assistant Controller in 1992 after working for ten years in public accounting and with manufacturing firms.

   On July 1, 1994, the Board of Directors elected Richard E. "Rick" Daigle, a Fort Kent resident, to become the tenth member of the Board. Daigle is President and CEO of Daigle Oil Company and President of Cold Brook Energy.
A native of Fort Kent, he is a graduate of Assumption Preparatory School and Boston College, where he was awarded a Bachelor of Science degree in Business Administration, Magna Cum Laude. He is also a graduate of the Wharton School of Business at the University of Pennsylvania.

   On September 9, 1994, the Directors elected Deborah L. Gallant, to become the eleventh member on the Board. Gallant is President of Dix-Gallant Associates, a Portland-based management consulting firm. She graduated Summa Cum Laude with a B.A. in Sociology from the University of Maine and completed graduate work in business administration and psychology. She attended the Williams College School of Banking, as well as the National Personnel School at the University of Oklahoma and the National Personnel Graduate School at the University of Colorado. Prior to the establishment of Dix-Gallant Associates, she was Vice President and General Manager of a New England based human resource consulting firm. She served fourteen years with Key Bank as Senior Vice President, Director of Human Resources and Corporate Training.

   The Budget and Finance Committee was established at the Board of Directors meeting held November 4, 1994. This committee will review and oversee the capital and operation budgets of the Company and make appropriate recommendations to the Board, as it deems necessary.


(Crown of Maine Logo)


Transfer Agent

The Bank of New York
Shareholder Relations Dept. - 11E
P. O. Box 11258
Church Street Station
New York, NY  10286-1258
Tel. No. 1-800-524-4458
Stock Registrar
The Bank of New York

Annual Meeting
Tuesday, May 9, 1995

(Back Outside Cover)

Maine Public Service Company
209 State Street
P. O. Box 1209
Presque Isle, ME  04769-1209
Tel. No. (207) 768-5811






                                                          Exhibit 28(a)
     THE COMPANY

      Maine Yankee Atomic Power Company (the "Company" or "Maine Yankee") incorporated under the laws of Maine on January 3, 1966, owns and operates a pressurized-water nuclear-powered electric generating plant at Wiscasset, Maine, with a current net capacity of approximately 860 megawatts electric (the "Plant"). The Company sells its capacity and output to its ten sponsoring stockholder utilities. The Company's principal office address is 329 Bath Road, Brunswick, ME 04011, and its telephone number is (207) 798-4100. At December 31, 1994, the Company had 468 regular full-time employees.

     The Plant was declared commercial on December 28, 1972, with regular operation at approximately 570 megawatts electric (net) starting on January 1, 1973. Hearings on the Company's application for a full operating License were completed in 1972 and the license for full operation to 2008 was granted by the Atomic Energy Commission, the predecessor of the Nuclear Regulatory Commission ("NRC"), on June 29, 1973.

     The Company is sponsored by ten investor-owned New England utilities (the "Sponsors" or the "Stockholders"), each of which is committed under a Power Contract with the Company to purchase a specified percentage of the capacity and output of the Plant and to pay therefor a like percentage of amounts sufficient to pay the Company's fuel costs, operating expenses (including a depreciation accrual at a rate sufficient to fully amortize the investment in the Plant over the operating life of the Plant and amounts estimated to be sufficient to decommission the Plant), interest on its debt and a return on its equity. The Company and its Sponsors have also executed Additional Power Contracts for the purpose of extending the term of the Power Contracts, as amended, from 2003 to the end of the useful life of the Plant and the completion of its decommissioning and financial obligations. Each Sponsor has also agreed under a Capital Funds Agreement with the Company to provide a like percentage of the Company's capital requirements not obtained from other sources, subject to obtaining necessary authorizations of regulatory bodies in each instance. All such obligations are subject to the continuing jurisdiction of various federal and state regulatory bodies.

     The obligations of the Sponsors to make payments under the Power Contracts are unconditional, subject only to each Sponsor's right to cancel its Power Contract if deliveries cannot be made to the Sponsor because either
(i) the Plant is damaged to the extent of being completely or substantially completely destroyed, or (ii) the Plant is taken by exercise of the right of eminent domain or a similar right or power, or (iii) (a) the Plant cannot be used because of contamination or because a necessary license or authorization cannot be obtained or is revoked or the utilization thereof is made subject to specified conditions which are not met, and (b) the situation cannot be rectified to an extent which will permit the Company to make deliveries to the Sponsor from the Plant. Notwithstanding the right to cancel , the obligation to pay decommissioning costs continues until the Plant has been fully decommissioned.

                                   1

     THE COMPANY (continued)

     A default by a Sponsor of the Company in making payments under the Power Contract or Capital Funds Agreement could have a material adverse effect on the Company, depending on the magnitude of the default, and would constitute a default under the Company's First Mortgage Indenture and two other major credit agreements unless cured within applicable grace periods by the defaulting Sponsor or other Sponsors.

     THE PLANT

     The Plant is located on tidewater on Bailey Point in Wiscasset, Maine, on an 820-acre site which is owned in fee by the Company and is adequate for the Plant and for all associated facilities, including the associated switchyard facilities which are owned in part and operated by Central Maine Power Company.

     The Plant is a nuclear-powered electric generating plant, utilizing a pressurized-water reactor, fueled with slightly enriched uranium oxide. The nuclear steam supply system and certain other equipment were designed and
fabricated by Combustion Engineering, Inc.    The turbine generator was
supplied by Westinghouse Electric Corporation.   Stone & Webster Engineering
Corporation,  as engineer and constructor, designed and constructed the
Plant.   Construction of the Plant, which began in 1967, was completed in
1972 except for certain discharge temperature control facilities designed to meet the requirements of the Maine Board of Environmental Protection, which were completed in 1975.

     Since the Plant commenced operation, the Company has sought to improve its safety and reliability, while increasing its output, through periodic upgrading of equipment and facilities, along with regular training programs for Plant personnel. In furtherance of those goals, the Company replaced the Plant's two low-pressure turbines and its high-pressure turbine in 1988 and 1990, respectively, with new units provided by Asea Brown Boveri ("ABB"), which resulted in an increase of approximately 20 megawatts in the Plant's output. In addition, the Company is retaining a new ABB main electrical generator as an emergency spare component.

     The Maine Yankee unit, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of steam generator tubes. In the past the detection of defects has resulted in the plugging of those tubes to prevent their subsequent use. During the refueling-and-maintenance shutdown that commenced in early February of 1995 the Company has detected an increased rate of degradation of the Plant's steam generator tubes, in excess of the number expected, and is currently evaluating several courses of action to address the matter. This detection of a significantly larger number of degraded tubes is likely to adversely affect the operation of the Plant and
may result in substantial cost to the Company.   Maine Yankee cannot now
predict what course of action it will choose, or to what extent the operation of the Plant will be affected.

                                   2
     THE PLANT (continued)

     Under the terms of the Indenture securing the First Mortgage Bonds, substantially all electric plant of the Company is subject to a first mortgage lien.

     LEGAL REVIEW

     The operation of existing nuclear units and the construction of nuclear units in the United States continue to be subjects of public controversy. Various groups have filed lawsuits and participated in administrative proceedings claiming that the present state of nuclear technology presents risks to public health and safety and to the environment. In addition, certain of these groups have proposed restrictive legislation relating to nuclear power. Some of the claims made by such groups, if they should prevail, or the existence of the controversy itself, could cause substantial modifications to or extended shutdowns of plants presently in operation.

     Controversy was intensified over the concern of nuclear generating plants, when events in 1979 at the Three Mile Island Nuclear Unit No. 2 in Pennsylvania ("TMI") caused increased concern about the safety of such
plants.   This prompted a rigorous reexamination of safety related equipment and operating procedures in all nuclear facilities and caused the NRC to promulgate numerous requirements in response to TMI, including both near-term modifications to upgrade certain safety systems and instrumentation and longer-term design changes, ranging from equipment changes to operational support. The Company has made the modifications required by the NRC. The NRC is continuing its safety reviews under both long- standing and new regulations and may at any time issue orders which could materially affect the Company's affairs and financial condition and the operation of the Plant.

     Public and regulatory attention has also focused on the disposal of both
low- and high-level nuclear wastes.   Certain aspects of the disposal of
nuclear wastes and the decommissioning of nuclear generating facilities have been regulated under federal and Maine law and further regulation is likely in this area. Public concern about the operation of nuclear generating facilities and the disposal of nuclear wastes has sometimes resulted in public campaigns to close such facilities. Although affecting various nuclear generating facilities in varying degrees, such events, as well as other problems of the industry, have had, and will continue to have, a
direct effect on the affairs and financial condition of the Company.   For
further discussion of nuclear waste disposal issues, see Note 14 of Notes to Financial Statements, "Commitments and Contingencies."








                                   3

     LEGAL REVIEW (continued)

     There have been three unsuccessful state referenda attempting to close the Plant since 1980. The last referendum occurred on November 3, 1987, when the Maine electorate defeated an initiated bill intended to close the Plant on July 4, 1988, by a margin of 59 percent to 41 percent. There is no certainty that such a referendum will not occur again, and in the event that one takes place, no prediction can be made as to the potential outcome.
If a referendum were to be initiated, the Company would strongly contest any attempts to close or impair the operation of the Plant. If (contrary to the history of unsuccessful referenda on the Plant) a referendum were to pass in Maine, the Company believes that such referendum would be vulnerable to a challenge on the basis of fundamental legal principles and that the Company would have substantial rights and remedies available to it, which it would vigorously seek to enforce.

     REGULATION AND ENVIRONMENTAL MATTERS

     The Plant is subject to extensive regulation by the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and antitrust matters.

     The United States Environmental Protection Agency ("EPA") administers programs established under the Federal Water Pollution Control Act and the Clean Air Act, as amended in 1990, which affect the Plant. The former Act establishes a national objective of complete elimination of discharges of pollutants into the nation's water and creates a rigorous permit program designed to achieve this objective. The latter Act empowers the EPA to establish clean air standards which are implemented and enforced by state agencies.

     In addition, pursuant to the Federal Resource Conservation and Recovery Act of 1976, the EPA regulates the generation, transportation, treatment, storage and disposal of hazardous wastes. The EPA has broad authority in administering these programs, including the ability to require installation of pollution control and mitigation devices.

     The National Environmental Policy Act of 1969 ("NEPA") requires that detailed statements of the environmental effects of major federal actions be prepared by federal agencies. Major federal actions can include licenses or permits issued to the Company by the NRC and other federal agencies for construction or operation of generation and transmission facilities. NEPA requires that federal licensing agencies make an independent evaluation of the environmental impact of, and alternatives to, the proposed action. Future construction modifications or other activities at the Plant could require federal licenses or approvals that involve NEPA requirements.

     The Company is also subject to regulation as to environmental matters and land use by various state and local authorities in Maine.


                                   4

     REGULATION AND ENVIRONMENTAL MATTERS (continued)

     Under their continuing jurisdiction, the NRC and one or more of the EPA and the state authorities having jurisdiction over the Company's facilities may modify permits or licenses which have already been issued, or impose new conditions on such permits or licenses, and may require additional capital expenditures or require that the level of the operation of a unit be temporarily or permanently reduced. The Sponsors of the Company have agreed, however, subject to certain exceptions including regulatory approval, (i) to provide the required capital not otherwise available, (ii) to take the total output of the Plant, and (iii) to pay all costs of the Plant, including capital and decommissioning costs.

     The Company and several of its Sponsors are subsidiaries of registered holding companies and as such are subject to regulation by the Securities and Exchange Commission ("SEC") under the Public Utility Holding Company Act of 1935 with respect to various matters, including the issuance of certain securities. The Company is also subject to regulation by the SEC under other federal securities laws.

     In addition the Company is subject to regulation by the Federal Energy Regulatory Commission ("FERC") as to its rates (including the Power Contracts and Additional Power Contracts) and various other matters, and is subject to regulation by the Maine Public Utilities Commission ("MPUC") as to some aspects of its business, including the issuance of securities.

     Maine Yankee has been notified by the Maine Department of Environmental Protection ("DEP") that it is one of approximately 100 potentially responsible parties under the Maine Uncontrolled Hazardous Substance Sites law for having arranged for the transport of hazardous substances to sites that have been designated uncontrolled hazardous substance sites by the DEP. Under the Maine law, each responsible party is jointly and severally liable for costs associated with the abatement, clean-up or mitigation of the hazards at such a site. Since the investigations by the DEP and the Company are in their early stages and a large number of potentially responsible parties are involved, the Company cannot now predict the amount of costs it will ultimately be required to assume, but believes the amount could be material. Any costs incurred would be billed under the Power Contracts.


                                   5



















                                                         EXHIBIT 28(m)

                 FEDERAL ENERGY REGULATORY COMMISSION
                        WASHINGTON, D C  20426
                        Docket No. ER95-374-000

                                        February 1, 1995

Wright & Talisman, P.C.
Attention:  Mr. Michael E. Small
Suite 600
1200 G Street, N.W.
Washington, D.C.  20005-3802

Dear Mr. Small:

     By letter dated December 30, 1994, you submitted for filing with the Commission, on behalf of Maine Public Service Company, a rate decrease under your power sales agreements with Van Buren Light and Power District (Van Buren) and Eastern Maine Electric Cooperative, Inc.
(EMEC). Authority to act on this matter is delegated to the Director, Division of Applications, under Section 375.308 of the Commission's Regulations; pursuant to Section 375.308(a)(1), your submittal is accepted for filing and designated as shown on the Enclosure.

     Notice of your filing was published in the Federal Register with comments, protests, or interventions due on or before January 27, 1995. On January 27, 1995, Van Buren and EMEC filed a joint motion to intervene. Pursuant to Rule 214(c)(1) of the no answer in opposition to the motion to intervene is filed within fifteen days after the motion is filed, the motion to intervene serves to make Van Buren and EMEC parties to this proceeding.

     Good cause is shown for granting waiver of the notice requirements pursuant to Section 205(d) of the Federal Power Act and Section 35.11 of the Commission's Regulations thereunder; therefore, the rate schedule shall become effective as shown on the Enclosure.

     This action does not constitute approval of any service, rate, charge, classification, or any rule, regulation, contract, or practice affecting such rate or service provided for in the filed documents; nor shall such action be deemed as recognition of any claimed contractual right or obligation affecting or relating to such service or rate; and such action is without prejudice to any findings or orders which have been or may hereafter be made by the Commission in any proceeding now pending or hereafter instituted by or against Maine Public Service Company.

     This order constitutes final agency action. Requests for rehearing by the Commission may be filed within 30 days of the date of issuance of this order, pursuant to 18 CFR 385.713.

     This letter terminates Docket No. ER95-374-000.

                                        Sincerely,


                                        Donald J. Gelinas, Director
                                        Division of Applications


Wright & Talisman, P.C.          - 2 -

                                                             Enclosure

                     Maine Public Service Company
                        Docket No. ER95-374-000
                      Rate Schedule Designations

Effective Date:     January 1, 1995

               Designation                        Other Party

(1)  Supplement No. 18 to Rate               Van Buren Light
     Schedule FERC No. 11                    and Power District
     (Supersedes Supplement
     No. 17 to Rate Schedule
     FERC No. 11)

(2)  Supplement No. 18 to Rate               Eastern Maine
     Schedule FERC No. 12                    Electric Coop., Inc.
     (Supersedes Supplement
     No. 17 to Rate Schedule
     FERC No. 12, as supplemented)
























                                                            EXHIBIT 28(p)

STATE OF MAINE                                          Docket No. 94-341
PUBLIC UTILITIES COMMISSION                             November 1, 1994


Maine Public Service Company                      ORDER APPROVING DECREASE
Re: Application for Approval of Decrease          OF CAPITAL
of Capital (section 910) (300,000
Shares of Common Stock)

            WELCH, Chairman;  HUGHES and NUGENT, Commissioners


     On September 23, 1994, Maine Public Service Company (MPS) filed a request for approval of a decrease in capital (section 910). Testimony filed by Larry E. LaPlante details the proposal and its purpose. The company is proposing to repurchase up to 300,000 shares of its Common Stock over a five-year period. The purchases will be made on the open market. The Company is not committing to the repurchase of 300,000 shares but is establishing that number as a five-year target. The actual schedule and quantities of the repurchases and their prices will depend on future market conditions, the Company's future financial needs and condition, and its evaluation of the proper equity ratio in its capital structure.

     The repurchase program will provide the Company the flexibility to repurchase shares when it feels it is necessary to the maintenance of an appropriate capital structure. We believe such flexibility is appropriate; accordingly we approve the Company's application. In doing so, we note that open market purchases are not the only avenue available to MPS in reducing its common equity ratio and that there are costs associated with this action. However, there are circumstances under which such purchases are a good technique, especially when the price of the Company's stock is relatively low. On the other hand, during a period of high stock prices, other mechanisms may be more attractive.

     Our approval in this docket does not imply Commission approval of the current or projected capital structure, or that the current or projected cost of capital is suitable for the purposes of ratemaking. Furthermore, it is our intention to review the price which MPS pays for any stock repurchases, particularly in those instances when the repurchases are made at prices which are substantially above book value.

Accordingly, it is

                              0 R D E R E D

     1. That Maine Public Service Company is hereby authorized to repurchase 300,000 shares of its Common Stock within a period of time not to exceed five years.




                                   - 2 -                    Docket No. 94-341



     2. That Maine Public Service Company report to this Commission, in writing, its doings pursuant to this Order not less than annually.

     3. That the Administrative Director is hereby directed to mail an attested copy of this Order to interested parties and to close this Docket.

     Dated at Augusta, Maine, this lst day of November.

                                        BY ORDER OF THE COMMISSION



                                            Charles A. Jacobs
                                            Charles A. Jacobs
                                          Administrative Director






COMMISSIONERS VOTING FOR:   Welch
                            Hughes
                            Nugent



























                                                            EXHIBIT 28 (q)
STATE OF MAINE                                              January 19, 1995
PUBLIC UTILITIES COMMISSION
                                                            ORDER

MAINE PUBLIC SERVICE COMPANY                                Docket No. 94-301
Re: Complaint and Petition of Maine Public
Service Company Regarding a June 4, 1984 Power
Purchase Agreement Between Itself and the
Wheelabrator-Sherman Energy Company





I.   INTRODUCTION

     Maine Public Service Company (MPS) filed a two-count complaint with the Commission seeking the alteration or annulment of its power purchase contract with Wheelabrator-Sherman Energy Company (Wheelabrator-Sherman or W/S). Wheelabrator-Sherman subsequently filed a motion to dismiss MPS's petition. We grant the Motion to Dismiss with respect to both counts of the petition.

     A.   Complaint by Maine Public Service Company

          On August 26, 1994, MPS filed a two-count complaint with the Commission. MPS complains in Count I, pursuant to 35-A M.R.S.A. Section 1302(3), that its continued performance of the June 4, 1984 Power Purchase Agreement between MPS and the Wheelabrator-Sherman Energy Company constitutes an unjust and unreasonable utility practice that results in unjust and unreasonable rates charged by MPS. By 35-A M.R.S.A. Section 1306, the Commission should order a "change" to the unreasonable utility practice (i.e. order MPS to cease performing the contract), whereby reasonable rates will be substituted for MPS's customers. Count II asks the Commission to exercise its authority in 35-A M.R.S.A. Section 1321 to rescind, alter or amend our February 10, 1984 Order which required MPS to enter into the Power Purchase Agreement actually entered into on June 4, 1984. Because the June 4, 1984, contract results in unreasonable rates, the Commission should reopen the February 10, 1984 order and rescind or amend the purchase price set forth in the June 4 contract and redetermine and substitute a reasonable price for MPS to purchase electricity from Wheelabrator-Sherman.

          Complaints brought pursuant to Section 1302(3) are processed in accordance with Section 1302 (2). Pursuant to Subsection 2, complaints become adjudicatory and are set for hearing unless the Commission finds that the complaint is without merit" or that the cause of the complaint has been
removed.   The Law Court has interpreted the phrase without merit to mean
"that there is no statutory basis for the complaint, i.e.


Order                         - 2 -                        Docket No. 94-301

that the PUC has no authority to grant the relief requested or that the rates, tolls or services are not in any respect unreasonable, insufficient, or unjustly discriminatory ... or inadequate." Agro v. Public Utilities Commission, 611 A.2d 566, 569 (Me. 1992).

          Obviously, the cause of the complaint has not been removed. The statutory and jurisdictional questions raised by MPS's complaint involve such a complex set of circumstances and statutes that the complaint has been treated as adjudicatory and intervenors sought and given the opportunity to respond as to the "merits" of the legal basis of the complaint. Thus, the preliminary, summary investigation to determine whether the complaint is "without merit" has not been conducted in the usual non-adjudicatory manner.

          Wheelabrator-Sherman(1) moved to dismiss the complaint pursuant to Maine Rules of Civil Procedure, Rule 12(b)(1) (that the Commission lacks jurisdiction over the complaint) and Rule 12(b)(6) (that the complaint fails to state a claim on which the Commission could grant a remedy). MPS and all intervenors have had the opportunity to file legal memoranda on the issues relevant to the dismissal questions.

          The Commission dismisses both Count I and Count II of the complaint on grounds that the Commission lacks the power to grant the relief sought under either Count due to federal law preemption.






   (1) Petitions to intervene were granted on behalf of the office of the Public Advocate, Wheelabrator-Sherman Energy Company and Sherman Lumber Company, the Towns of Sherman, Mount Chase, Stacyville, Patten, and Ashland, Representative Herbert Clark, Representative John Martin, Senator Leo Kieffer, Representative Michael Michaud, Representative Henry Joy, Representative Richard Kneeland, Senator Judy Paradis, Senator Margaret Ludwig, the Independent Energy Producers of Maine, Inc., Katahdin Forest Products, Maine Forest Products Council, Seven islands Land Company, a group of five financial institutions (John Hancock Mutual Life Insurance Company, Kansallis-OsakePankki, Mellon Bank, N.A., The Prudential Insurance Company of America and Cigna Investments, Inc. -- collectively referred to as the "Financial Institutions") and the Edison Electric Institute. The late-filed petition of International Paper was granted but limited to presentation of argument. Decisions on the petitions on behalf of Houlton Water Company and National Starch and Chemical Company were deferred.


Order                              - 3 -                  Docket  No.  94-301

     B.   The Wheelabrator-Sherman Contract

          The history of the W/S Contract is set forth in the February 10, 1984 Decision and Order in Docket Nos. 81-276, 83264 and 83-303. On June 6, 1983, Alternative Energy Decisions, Inc. (AEID) , a QF, filed a petition pursuant to Section 6 (A) of Chapter 36 of the Commissions' Rules, that requested the Commission to establish a fixed-term rate for MPS to purchase electricity. On November 4, 1983, a similar petition was filed by Sherman Lumber Company (Sherman) , another QF. These proceedings were consolidated (Docket Nos. 83-264 and 83-303)

          In its February 10th Decision and Order, the Commission concluded that Seabrook 1 should be used as the basis for calculating MPS's long-term avoided costs. After establishing the basis for MPS's long-term avoided costs, the Commission ordered MPS to enter into a long-term contract with Sherman and AED to purchase power "in accordance with the terms and conditions specified in this Decision and Order; and that computer runs be made setting the rate for such contract in accordance with the terms and conditions of this Decision and order" (ordering paragraphs 2 & 3.) The levelized rate thus established was 9.75 cents per kwh.

          In April 1984, AED sold its contract rights with MPS to Sherman. On May 23, 1984, MPS and Sherman filed a Stipulation with the Commission that claimed successful negotiation of a contract in compliance with the February 10th Order and submitted the Contract for review and approval. The Commission reviewed the Contract and on June 4, 1984, found it consistent with its earlier Order. This contract was subsequently assigned to the Signal-Sherman Energy Company on August 8, 1985. In 1988, Signal-Sherman Energy Company became Wheelabrator-Sherman Energy Company.

          The W/S Contract requires MPS to purchase all of the output of the facility (up to 126,582 mwh annually) through the year 2000. The rate for purchased power under the contract rises from 8.2 cents per kwh in 1986 to
14.726 cents per kwh in 2000. This inclining rate is equivalent over the life of the Contract to the 9.75 cents levelized rate established by the MPUC.

II.   SUMMARY OF POSITIONS OF THE PARTIES

     The parties to this proceeding provided the Commission with extensive memoranda on the issues presented by the MPS Complaint and the Motion to Dismiss filed by W/S. These filings were further expanded upon during the oral argument conducted by the Commission and in the parties' exceptions to the Examiners' Report. Due to the number of issues raised and the complexity of the arguments, we will here only briefly summarize the positions of the respective parties.


Order                            - 4 -                   Docket No.  94-301

       1.   Maine Public Service Corporation

            This proceeding is the result of MPS's filing of its Complaint. That filing included the submission of a legal memorandum in support of MPS's contention that the Commission has the legal authority to order the relief requested by MPS, abrogation or annulment of the QF contract between itself and W/S or the rescission of the contract price for power purchased from W/S.

            The first arguments made by MPS concern the Commission's authority under state law to reform or abrogate the W/S contract. MPS argues that the Commission has been granted plenary authority over retail electric utilities in the State. This power includes the ability to order the change of any utility acts or practices that it determines to be unjust or unreasonable and the obligation to ensure that consumers are not charged unjust and unreasonable rates. MPS suggests that the power to directly alter or abrogate utility contracts can be implied from these powers when such action is necessary to fulfill the Commission's statutory obligations. These conditions may result when more traditional remedies -- e.g. disallowance of a utility expense -- are unavailable.

            MPS argued that its continued performance under its QF contract with W/S was an unjust or unreasonable act due to the excessive price for power specified by the contract and that the Commission possessed adequate authority under state law to order MPS to cease performance. MPS further suggested that this action would advance the purposes of PURPA that QF purchase rates be "just and reasonable to the customers of the electric utility." Abrogation or rescission was also required, the argument continues, because the Commission lacked legal authority to disallow MPS's costs under the W/S contract since that contract was not voluntarily agreed to between the parties. MPS asserted that failure to pass through these costs would implicate constitutional prohibitions against the taking of property.

            MPS finally asserted that the Commission could not disallow the expenses as imprudently incurred because the Commission had ordered MPS to enter into the contract and that the Commission was equitably estopped from denying recovery of the W/S contract costs.

            MPS next addressed federal preemption issues under PURPA. MPS noted that PURPA establishes a right for a QF to sell its power under a fixed- term contract at a contract price equal to the purchasing electric utility's full avoided cost. MPS contended, however, that the creation of these QF rights does not evidence any intent to provide protection to these contracts beyond that afforded any other commercial utility contract. In particular, MPS argued that FERC required the initial contract


Order                           - 5 -                  Docket No.  94-301

price to be set according to the purchasing utility's estimated avoided costs. FERC, however, foresaw the likelihood that the utility's actual avoided costs would vary from these estimates; at some times they might be higher than the estimated costs and at other times they could be lower. According to MPS, FERC expected that these short-term price disequilibriums would "balance out" over the long run of the contract term, but never intended to guarantee the payment of a contract price based upon an estimate of avoided costs that proves to be substantially greater than the utility's actual avoided costs. MPS further asserted that PURPA's explicit requirement that rates not exceed avoided costs acted as a limitation upon the contract costs experienced by purchasing utilities as did the statutory language requiring rates to be just and reasonable to the electric consumer and in the public interest. MPS therefore concluded that PURPA cannot be read to preempt state authority to regulate QF contracts if a utility's actual avoided costs greatly exceed the estimate upon which the contract price was established.

            MPS also argued that PURPA does not preempt the Commission's continuing authority over the QF contract. MPS read PURPA as preempting state authority to establish QF power rates by any method other than that
established by FERC or to subject QFs to "utility-like,, regulation.   MPS
reasoned that since Congress and FERC expressly excluded these topics from state regulation, remaining subjects would presumably continue to be subject to state authority. MPS reached the same result in analyzing possible preemption under the Federal Power Act. MPS suggested that since states had been granted authority to establish QF wholesale electric rates under PURPA, they may exercise the full panoply of their regulatory powers so long as that action does not conflict with PURPA's general standards.

            MPS suggested that the contract doctrine of commercial frustration could serve as a useful analogue and provide legal standards to guide the Commission's exercise of its general authority to regulate or reform a utility's contract. Applying that doctrine to the present case, MPS asserted that the W/S contract price, because of changed circumstances, had become excessive and unreasonable and that this excessive price had essentially destroyed the fundamental purpose of the contract. This purpose, according to MPS, was to be derived from PURPA and was described as the promotion of the QF industry without the extraction of any subsidy from the utility's ratepayers. Finally, MPS argued that abrogation of the W/S contract would not violate constitutional prohibitions against the impairment of contracts.


Order                              - 6 -                   Docket No.  94-301

          2.   Edison Electric Institute (EEI)

               The EEI's arguments stressed the involuntary nature of QF contracts and the retail price pressures created by the prices paid to QFs under long-term contracts. EEI agreed with MPS that these prices now violate PURPA's restriction that QF contract purchase prices may not exceed the utility's avoided costs. Since PURPA required state regulatory agencies to implement the mandatory purchase obligations of utilities, including the determination of avoided costs, EEI contends that this Commission retains the authority to ensure a QF contract's continued compliance with PURPA and FERC rules. Furthermore, such a limited review of the continued viability of an earlier avoided cost determination does not amount to the more intrusive and comprehensive "utility-like,, regulation prohibited under PURPA. Like MPS, EEI also read the FERC rules to reflect an expectation that simple fluctuations in actual avoided costs would not render a QF contract out of compliance with PURPA, but that a continuous and substantial discrepancy between actual and estimated avoided costs would do so. EEI dismissed suggestions that permitting this case to move forward would threaten the ability of QF businesses to attract and secure financing in Maine and argued that dismissal of the case would remove any incentive for QFs to renegotiate existing power purchase agreements.

               3.   Wheelabrator Sherman Energy Company

               W/S argued both that the Commission lacked authority to abrogate the W/S contract and that even if such authority were to be found, the Commission's exercise of that power was preempted by federal law.

               W/S initially argued that although the Commission has broad authority to regulate the State's retail utilities, its authority to regulate wholesale electric transactions was narrowly circumscribed by federal law; any authority the Commission possesses over QF wholesale contracts is derived directly from the PURPA grant of power and must be exercised consistent with that Act.

               W/S also discussed at length the purposes of PURPA and suggested that its chief goal was the promotion of the development of QF power facilities. W/S agreed with MPS that PURPA and the FERC rules grant QFs the right to sell power under a fixed-term contract at a price equal to the utility's estimated avoided cost. However, W/S's arguments emphasized FERC's purpose to provide a guaranteed revenue stream to QFs to enable them to obtain the financing necessary to develop the industry. W/S argued that state actions that would upset this guaranteed income stream would frustrate the purposes of PURPA and thus be preempted. W/S disputed the contrary interpretation urged by MPS.


Order                          - 7 -                    Docket No.  94-301

               W/S further argued that the Commission, as a creation of the Legislature, has only those powers delegated to it by the Legislature. These powers, it suggested, do not include the jurisdiction to hear requests by a utility to abrogate or reform its contracts. W/S suggested that since the Small Power Production Act expressly authorizes the Commission to order a utility to purchase QF power, the Legislature implicitly denied the Commission the authority to order a utility out of such a contract. This conclusion is enforced where the Legislature so clearly ordered the Commission to encourage the development of QF power.

               W/S further argued that attempts to exercise jurisdiction over the W/S contract would inexorably lead to "utility-like" regulation of W/S itself, a result forbidden by PURPA. Even though the Commission might claim to be exercising its traditional regulatory authority over the electric utility, it can not by indirection accomplish what it can not do directly.

               W/S also disputed MPS's assertions that MPS had not voluntarily entered into the W/S contract and therefore disputed MPS's conclusion that disallowance of the W/S contract costs was unavailable. Additionally, W/S suggested that MPS's rates could not now be found to be unjust and unreasonable since the Commission has consistently approved their rates over the past years. Furthermore, W/S argued that the reasonableness of MPS's rates must be judged by the reasonableness and prudency of the utility's actions when the contract was first agreed to, not according to current conditions.

               W/S attempted to distinguish the Commission's authority to regulate utility contracts with its customers regarding retail rates from contracts under which a nonregulated entity sells goods or services to the utility. While recognizing Commission authority to directly govern the former, W/S disputed the Commission's authority over the latter. Furthermore, W/S argued that QF contracts are exempt from state regulation
because it is a wholesale electric contract.   The Commission only possesses
the authority granted to it by PURPA.

               Finally, W/S disputed the usefulness of the suggested reliance upon the doctrine of commercial frustration as a guide for the Commission's evaluation of the W/S contract. First, W/S argued that the statutory purposes of PURPA should not be grafted onto the W/S contract, the true purpose of which remains the supply of power to MPS at the price contained in the contract, a purpose which has not been frustrated. W/S also asserted that the present circumstances do not satisfy other elements of commercial frustration, since the contract purpose was not totally frustrated, MPS had contributed to the problem, and MPS had been aware of the risks assigned under the contract at the time it entered into the agreement with W/S.


Order                             - 8 -                Docket  No.   94-301

               In addition to its arguments on the merits of the MPS Complaint,W/S raised several procedural arguments. First, W/S argued that, under 35-A M.R.S.A. Section 1321, MPS possesses no right to request a reopening of the Commission's original order concerning the W/S contract issued on February 10, 1984; that section creates a right only for the Commission itself to reopen prior orders. Second, under the Commission's procedural rules, a party must file its request for reconsideration within 20 days after service of the order in question, a requirement that MPS has not met in the present case. W/S also argued that the Commission was legally prevented from waiving the 20-day filing requirement. Furthermore, W/S suggested that the Commission should not exercise its own discretionary authority to reopen the original orders in recognition of the need for finality of Commission decisions. Finally, W/S argued that principles of res judicata and collateral estoppel prohibit MPS from attempting to reopen the Commission's original decisions.

          4.   International Paper Company (IP)

               IP argued that PURPA has preempted any state authority to disrupt the fixed-term, fixed-price contracts of QFs. Like W/S, IP stressed FERC's intention to create a strong incentive for development of the QF industry by encouraging confidence in the long term viability of QF enterprises. IP further argued that state actions to reconsider the original price contained in a QF contract ran counter to this purpose and were preempted under PURPA. Furthermore, IP contended that Commission reconsideration of the W/S contract price would expose W/S to "utility-type" regulation prohibited by PURPA. IP also raised state law objections to the MPS Complaint suggesting that the Small Power Production Act prohibited the Commission from regulating the rates set in the W/S contract.

          5.   The Financial Institutions

               The Financial Institutions argued that if MPS were successful in the present case, the Financial Institutions, ability to continue business in Maine would be substantially undermined. The Financial Institutions emphasized the need for stability in contractual arrangements. The Financial Institutions substantially agreed with the interpretation of PURPA advanced by W/S and IP that emphasized the need for respecting the security of long-term QF contracts. Similarly, the Financial Institutions argued that the Small Power Production Act prohibited the Commission's exercise of jurisdiction over QF contracts. Finally, the Financial Institutions argued that the W/S contract rate could not be found to be unreasonable unless MPS could demonstrate that the original determination of avoided costs was somehow faulty at that stage, rather than through an attempted comparison to the utility's present calculation of avoided cost.


Order                             - 9 -                Docket  No.   94-301

III.      RULE 12(b)(1) MOTION

          Rule 12 (b) (1) provides a defense to a claim if the tribunal entertaining the claim lacks jurisdiction over the subject matter of the claim. Obviously, the assertion of such a defense raises a question of law.

          The Public Utilities Commission regulates utilities to ensure that customers receive adequate utility service at just and reasonable rates.
 35-A M.R.S.A. Section 301 (1988). MPS contends that the Commission possesses the authority to modify or abrogate a contract, at least in the limited instances where that action is required to otherwise fulfill the Commission's statutory obligations. Wheelabrator-Sherman moves to dismiss in accordance with 12 (b) (1) on the grounds that no statutory authority exists to modify contracts, and that, regardless of state law, federal law (PURPA) preempts the State from modifying the QF contract in question. We agree with the proponents of the Motion to Dismiss that federal law preempts this Commission from granting the requested relief under the circumstances described by MPS and therefore grant the Rule 12(b)(1) Motion. Since we find that federal preemption applies in this instance, we need not address the question of whether or in what circumstances this Commission has authority to revise or abrogate third-party contracts with a public utility.

     A.    Law Affecting Qualifying Facilities

          1.    PURPA

          Generally speaking, state utility commissions have no authority to regulate wholesale power transactions. See Mississippi Power & Light Co. v. Mississippi, 487 U.S. 354 (1988). In 1978, Congress enacted the Public Utility Regulatory Policies Act (PURPA). Under that Act, Congress delegated to the states limited authority to regulate wholesale power transactions between public utilities and small independent power producers. The proper scope of this grant of power and the accompanying limitations upon traditional state regulatory powers are at issue in this case.

          PURPA was enacted during a time when electricity rates were increasing rapidly due largely to the increase in the price of oil used for power generation. PURPA was, at least in part, intended to decrease the nation's reliance upon the use of fossil fuels by encouraging the development of cogeneration and small power production facilities that used alternative fuels. These power sources were intended to reduce the utilities' need for power produced through oil- and coal-fired generating plants. Congress also recognized, however, that utilities had traditionally been reluctant to purchase power from such alternative sources. It therefore required FERC to prescribe

Order                           - 10 -                     Docket No. 94-301

"such rules as it determines necessary to encourage cogeneration and small power production" (2) including rules that require utilities to purchase power from these facilities (3) and govern these transactions generally.
Section 210(f) further requires each state utility regulatory authority to implement FERC's rules.

          At the heart of the present dispute are PURPA's provisions and FERC's implementing rules governing the purchase price for energy bought from a QF. Section 210(b) of PURPA provides that the rates established by FERC for the purchased power:

          (1) shall be just and reasonable to the electric consumers of the electric utility and in the public interest, and

          (2) shall not discriminate against qualifying cogenerators or qualifying small power producers.

          No such rule prescribed under subsection (a) of this section shall provide for a rate which exceeds the incremental cost to the electric utility of alternative electric energy.

          PURPA thus establishes a maximum price for purchased power which may not exceed the utility's incremental cost of alternative energy, known as the utility's "avoided cost." (4) This is further defined by PURPA to be "the cost to the electric utility of the electric energy which, but for the purchase from such cogenerator or small power producer, such utility would generate or purchase from another source." PURPA Section 210(d).





    (2) PURPA Section 210(a). Section 210 of PURPA has been codified at 16 U.S.C. Section 824a-3. For convenience, all statutory citations in this order refer solely to PURPA.

    (3) PURPA and FERC's implementing rules establish standards governing the operation of cogenerators and small power producers (not relevant to our present inquiry) which must be met in order to qualify for beneficial treatment under the Act. A facility that meet these standards is referred to as a "qualifying facility" or "QF".

    (4) Utilities remain free to negotiate a rate that differs from their avoided costs. 18 C.F.R. Section 292.301(b)(1).


Order                           - 11 -                    Docket No. 94-301

          FERC's implementing rules further define this standard in 18 C.F.R.
Section 292.304. Under Section 292.304(d), the QF is given the option of selling its power to an electric utility either:

          (1) To provide energy as the qualifying facility determines such energy to be avail-able for such purposes, in which case the rates for such purchases shall be based on the purchasing utility's avoided costs calculated at the time of delivery; or

          (2) To provide energy or capacity pursuant to a legally enforceable obligation for the delivery of energy or capacity over a specific term, in which case the rates for such purchases shall, at the option of the qualifying facility exercised prior to the beginning of the specific term, be based on either:

               (i)       The avoided costs calculated at the
                         time of delivery; or

               (ii)      The avoided costs calculated at the
                         time the obligation is incurred.

          FERC's rules thus set the purchase price for QF power at the maximum level approved by PURPA -- full avoided costs. This provision was upheld by the United States Supreme Court in American Paper Institute v. American Electric Power Service Corporation, 461 U.S. 402 (1983). FERC's preamble to the rule explained that this approach was taken to provide the maximum financial incentives for the development of cogeneration and small power production. In doing so, it rejected alternative rate plans that would have passed some share of any power production savings on to electric consumers. The American Paper Institute Court explicitly sanctioned FERC's use of full avoided costs, finding it to be in compliance with PURPA's requirement that the purchase rate be "just and reasonable to the electric consumers of the electric utility and in the public interest." (5) The Court explained that PURPA did not mandate the lowest possible purchase price but only required FERC to consider consumers' interests in adopting a purchase price rule. FERC, in fact, did consider those interests and concluded that any price benefit that might accrue to consumers would be minute, especially compared to the significant incentive for the development of QF power production that full avoided costs would provide. This growth in QF power production, in turn, would benefit ratepayers as a whole and advance the public interest by


   (5)   PURPA Section 210 (b) (1).


Order                            - 12 -                Docket  No.   94-301


reducing reliance on scarce fossil fuels and increasing the nation's efficient use of energy.

          The desire to stimulate the growth of the nascent QF industry also motivated FERC's adoption of the regulatory provision granting QFs the option of providing power to an electric utility under a long-term contract. Under the rule, the QF has the option of selling its power under such a long-term contract at a specific price determined before the contract is effective. This price is equal to the electric utility's avoided costs of purchasing similar power and must be calculated at the time the contract is entered into. FERC was aware, however, that this approach bore the risk that the utility's actual avoided costs, calculated at a later time, could vary from the projections made when the contract was signed. FERC's rules provide in
Section 292.304(b)(5) that:

          In the case in which the rates for purchases are based upon estimates of avoided costs over the specific term of the contract or other legally enforceable obligation, the rates for such purposes do not violate this subpart if the rates for such purchases differ from avoided costs at the time of delivery.

Although acknowledging that these cost differentials could arise, FERC believed that in order to attract the financing necessary to stimulate the QF industry, the certainty of a long-term contract price was desirable. FERC's comments on this section were as follows:

          Paragraphs (b)(5) and (d) [of Section 292.304] are intended to reconcile the requirement that the rates for purchases equal the utilities' avoided cost with the need for qualifying facilities to be able to enter into contractual commitments based, by necessity, on estimates of future avoided costs. Some of the comments received regarding this section stated that, if the avoided cost of energy at the time it is supplied is less than the price provided in the contract or obligation, the purchasing utility would subsidize the qualifying facility at the expense of the utility's other ratepayers. The Commission recognizes this possibility, but is cognizant that in other cases, the required rate will turn out to be lower than the avoided cost at the time of purchase. The Commission does not believe that the reference in the statute to the incremental cost of alternative energy was intended to require a minute-by-minute evaluation of costs which would be checked against rates established in long-term contracts between

Order                          - 13 -                     Docket No. 94-301

          qualifying facilities and electric utilities.

          Many commenters (on FERC's proposed rule) have stressed the need for certainty with regard to return on investment in new technologies. The Commission agrees with these latter arguments, and believes that, in the long-run. "overestimations" and "underestimations" of avoided costs will balance out.

          Paragraph (b)(5) addresses the situation in which a qualifying facility has entered into a contract with an electric utility, or where the qualifying facility has agreed to obligate itself to deliver at a future date energy and capacity to the electric utility. The import of this section is to ensure that a qualifying facility which has obtained the certainty of an arrangement is not deprived of the benefits of its commitment as a result of changed circumstances. This provision can also work to preserve the bargain entered into by the electric utility; should the actual avoided cost be higher than those contracted for, the electric utility is nevertheless entitled to retain the benefit of its contracted for, or otherwise legally enforceable, lower price for purchases from the qualifying facility. This subparagraph will thus ensure the certainty of rates for purchases from a qualifying facility which enters into a commitment to deliver energy or capacity to a utility.

     45 Fed.  Reg. 12223-12224 (Feb. 25, 1980)

          2.   SPPA and Chapter 36

          The implementation of these federal law provisions was left to the states. In Maine, the Legislature responded by enacting the Small Power Production Act, P.L. 1979, c. 421, codified at 35-A M.R.S.A. Section 3301 et seg. This Commission subsequently adopted Chapter 36 of our Rules to implement the law.
          3.   Federal Preemption

          Proponents of the Motion to Dismiss argue that federal law preempts this Commission from granting MPS the relief it has requested. Preemption, they argue, occurs under two separate circumstances: (1) PURPA; and (2) the
Federal Power Act.   Since we find that we are preempted in this case under
the provisions of PURPA, we need not address the issue of possible preemption under the Federal Power Act.


Order                           - 14 -                   Docket  No.   94-301

               a.   Federal Standard of Preemption

                    It is well established that under the Supremacy Clause of the United States Constitution (U.S. Const., art VI, cl. 2), federal law can preempt conflicting state law and negate authority to act under the state law in several different circumstances. Preemption can occur if the federal enactment expressly states that it is intended to preempt state law. See Jones v. Rath Packing Co., 430 U.S. 519, 525 (1977). Preemption also arises where the federal scheme is so pervasive that it indicates an intent by Congress to "occupy the field" entirely, to the exclusion of state action. See Rice v. Santa Fe Elevator Corp., 331 U.S. 218 (1947). Where it proves to be impossible for an individual to comply with separate state and federal laws, the state enactment will be preempted. See Florida Lime & Avocado Growers, Inc. v. Paul, 373 U.S. 132 (1963). Finally, if the state law "stands as an obstacle to the accomplishment and execution of the full purposes and objectives of Congress" as expressed in the federal statute, the state law must fall. See Hines v. Davidowitz, 312 U.S. 52, 67 (1941). Valid rules adopted by federal regulatory agencies in furtherance of federal statutes carry the same preemptive effect as the statute itself. See Fidelity Federal Savings & Loan Association v. de la Cuesta, 458 U.S. 141
(1982).

                    An analysis of federal preemption must, however, begin with the presumption that preemption was not intended by Congress. See Maryland v. Louisiana, 451 U.S. 725, 746 (1981). Furthermore, since the regulation of public utility rates and practices is an area well established within the state's traditional exercise of police powers, preemption is particularly disfavored and will not occur unless that result was the "clear and manifest intent of Congress." Pacific Gas Electric Co. v. State Energy Resources Conservation and ]Development Commission, 461 U.S. 190, 206 (1983), quoting supra at 230. Also see Arkansas Electric Cooperative v. Arkansas Public Service Commission, 461 U.S. 375, (1983).

          b.   Effect of PURPA Provisions on Commission Authority

               No express provision of PURPA indicates any intent to deprive states of jurisdiction over QF contracts. Similarly, no direct conflict exists between any provision of PURPA and the Commission action requested by MPS; i.e. there is no provision of PURPA that expressly forbids the reopening or abrogation of a QF power production contract. Therefore, we must analyze the federal preemption issue by determining if the proposed state action would frustrate the accomplishment of the Congressional purposes as expressed in PURPA and FEPC's implementing rules.

               Proponents of the Motion to Dismiss have argued strenuously that PURPA has preempted any state action that would


Order                            - 15 -                Docket  No.  94-301

upset the right of a QF to provide power under a long-term contract at the rate established on the basis of the utility's estimated avoided costs calculated at the time the contract was entered into. They argue that one of the purposes behind FERC's adoption of this provision was to secure financial certainty and assist in the retention of necessary financing for
the developing QF industry.    This purpose would be frustrated, the argument
continues, if state regulatory agencies were free to change the purchase price in these contracts after the fact.

               Existing case law unanimously supports the proponents' view in this area. The parties pointed to a recent decision of the Ninth Circuit Court of Appeals, Independent Energy Producers Association v. California Public Utilities Commission, 36 F.3d 848 (9th Cir. 1994). Although much of the Court's analysis is directed toward California regulations affecting the determination of QF eligibility (a factor not at issue here), the Court goes on to discuss the State's authority to alter the prices established in long-term power production contracts between electric utilities and QFs. After reviewing the legislative and rule-making histories outlined above, the Court concluded that FERC had intended to provide certainty to prices obtained by QFs under long-term contracts, in large part to ensure the availability of financing. The Court stated that, "While the actual avoided cost might vary over time (under an individual QF contract), under current law the QF remains entitled to receive the avoided cost rate specified in its
contract."   Id. at 858.   The Court clearly believed that PURPA preempts any
state action designed to readjust the price provisions of a long-term QF contract to reflect changes in a utility's actual avoided costs.

               The Oklahoma Supreme Court reached a similar result in Smith Cogeneration Management v. Corporation Commission, 863 P.2d 1227 (Okl. 1993). The Smith Court nullified an Oklahoma Corporation Commission rule that required every QF contract to include a notice that the Commission could change the terms of the contract in the future. In finding the Oklahoma rule preempted, the Court rejected contentions that the rule actually advanced the purposes of PURPA since it helped to ensure that the contract rates remained "just and reasonable" over the life of the contract. The Court once more
emphasized the QF's "right" to the benefits of its bargain.     It stated,
"Should a cogenerator choose the latter method of calculation, it has the right to receive the benefits of the contract even if, due to changed circumstances, the contract price for the power at the time of delivery is unfavorable to the utility." Id. at 1240.

               We agree that PURPA preempts any state action designed to avoid the right of QFs to receive payments for power pursuant to the rate established in a long-term contract entered into with an electric utility. The statutory and regulatory


Order                           - 16 -                Docket   No.   94-301

history of PURPA could hardly be more clear in expressing the intent that an electric utility's avoided costs be estimated at the time a QF contract is entered into and that the price for power established according to those estimates be guaranteed over the term of the contract. We find 18 C.F.R. 5
292.304 (b)(S) and FERC's comments on that provision to be particularly persuasive in clarifying FERC's intent. FERC's comments clearly describe FERC's intention to allocate to the utility the risk that the required contract price might turn out in some instances to be higher than the utility's actual avoided costs. FERC's rules purposefully protect the contract price afforded to QFs in order to ensure the revenue stream necessary to stimulate investment in the QF industry.

               Attempts by MPS to distinguish prior precedents and to offer alternative readings of the statutory and regulatory histories are unpersuasive. MPS argues that the FERC comments referenced above do not reflect an intention to ensure the continued application of the initial contract price over the life of the contract, but merely reflect FERC's intent that the contract not be subject to "minute-by-minute" reappraisals. In MPS's view, such reappraisals would leave the contract open to attack if the utility's actual avoided contract costs at any given moment exceeded the initial estimates of avoided costs. MPS contends that FERC's regulations should be interpreted as reflecting FERC's willingness to tolerate minor discrepancies between actual and estimated avoided costs but do not indicate an intent to immunize prices from review if these discrepancies rise to a greater and sustained level. We find no support within the rules or FERC's comments for such a view. Certainly, if the FERC contemplated the possibility of subsequent contract reviews or "settling-up" proceedings, the rules would have specifically provided for such an event. We believe that FERC's rules indicate a clear intent to provide a QF with the right to enter into a long-term contract with an electric utility at a price which is calculated on the basis of the utility's avoided costs, estimated at that time.

               MPS further suggests that its reading actually advances the purpose of PURPA that rates be "just and reasonable and in the public interest" by ensuring that the contract price more accurately reflects the electric utility's actual avoided costs over the life of the contract. This rationale, however, conflicts with the United States Supreme Court's holding in American Paper Institute, supra, that FERC has already completely complied with the statutory mandate by considering consumer interests in the adoption of its rules. The New York Court of Appeals reached the same conclusion in Consolidated Edison Co. v. Public Service Commission, 472 N.E.2d 981, 987 (N.Y. 1984). In that case, the Court rejected arguments that because the proposed rate would conflict with PURPA's purposes to maintain "just and reasonable" rates, PURPA preempted state authority to establish a


Order                            - 17 -                 Docket  No.   94-301

QF contract purchase price in excess of full avoided costs. The Court stated that "Petitioner misconstrues the importance of this objective to the over-all purpose of PURPA. The impact of the utilities' mandated purchase rate on the cost to consumer ratepayers was but one factor that FERC was obliged to consider..." under PURPA. Id.

               So here we must find that PURPA's overriding purpose to stimulate the growth of QF power producers would be thwarted if the Commission retained authority under state law to readjust the contract price of QF power sales. Even if it is true that QF power contracts are actually hindering some of the policies that motivated Congress to enact PURPA, the United States Supreme Court has held that FERC has already properly weighed and balanced the competing policies expressed in PURPA. We have no power to adjust that balance in this forum. FERC has chosen to allocate the risk that the utility's actual avoided costs would exceed the earlier estimates of those costs. The United States Supreme Court has upheld these rules as being in compliance with the PURPA legislation. We cannot attempt to strike a new balance or pursue alternative policies in the face of this prior federal action. Thus, we agree with the Proponents that Congress's intent to preempt state authority to readjust QF contract prices is "clear and manifest." Such authority would prevent the full accomplishment of PURPA's purpose to foster the growth of alternative power sources and reduce the nation's reliance on fossil fuels.

               This conclusion, however, does not address in full the arguments raised by MPS in its memoranda. MPS questions the results that necessarily flow from a finding of preemption, arguing that broad application of preemption would create a "super contract," impervious to the application of normal contract law principles. We must recognize, however, that federal law does mandate certain terms of a QF contract if the parties are unable to agree. Most importantly, it specifies that the state regulatory commission will determine the electric utility's avoided costs, which will determine the contract purchase price for QF energy. Even though a contract price is mandated, the contract itself remains an ordinary, commercial contract, otherwise subject to general state law. For example, if a QF production facility is destroyed by a lightning strike or storm, certainly the QF owners would be able to assert the contract defense of "Act of God" in a suit for breach of contract: for failing to provide the specified power. Similarly, the affected electric utility would certainly not be required to continue making contract payments to the QF in that circumstance. The distinction, however, between such actions and the relief requested by MPS in this case lies in the approach taken by the State. in the former, the State is not acting to directly undo policies established by federal law. In the latter, MPS has requested that we intervene because its contract price varies


Order                         - 18 -                      Docket No. 94-301

substantially from its actual avoided costs. This request requires us to directly reexamine a decision made under the guidelines established by federal law; it is a direct attack upon the policies established in PURPA.
In such a situation, this Commission is bound by federal law and any contrary state authority must yield to that law.

               Thus, even though PURPA does not establish "super contracts" immune from all state interference, PURPA establishes certain federal policies that are protected from state interference. Certainly, PURPA's allocation of the risk of changes in a utility's estimated avoided costs cannot be altered by states through contrary action.

               In sum, we find that PURPA does preempt any authority that we may possess to readjust the contract price applicable to long-term QF contracts. Accordingly, we find that PURPA would preempt any ability under 35- A M.R.S.A. Section 1321 to reopen a QF contract, which therefore requires that we grant the Motion to Dismiss as to Count II. Second, we further find that PURPA preempts any attempt by this Commission to alter the risk allocation embodied in PURPA, therefore negating any ability we might otherwise have to find MPS's continued performance under the contract to be an "unreasonable practice" under 35-A M.R.S.A. Section 1306. Thus, we are also required to grant the 12(b)(1) Motion as to Count I.

     Dated at Augusta, Maine, this 19th day of January, 1995.



                                   BY ORDER OF THE COMMISSION





                                        Charles A. Jacobs
                                        Charles A. Jacobs
                                        Administrative Director



COMMISSIONERS VOTING FOR:

                         Welch
                         Hughes
                         Nugent