Form 10-Q
period 1995-03-31
MAINE PUBLIC SERVICE CO
filed 1995-05-10
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For Quarter Ended March 31, 1995         Commission File Number   1-3429


                       MAINE PUBLIC SERVICE COMPANY
              (Exact name of registrant as specified in its charter)




                        MAINE                         01-0113635
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)




    209 State Street, Presque Isle, Maine                    04769
   (address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code      207-768-5811

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.


                (APPLICABLE ONLY TO CORPORATE ISSUERS:)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Common Stock, $7.00 par value - 1,617,250 shares



                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including an income statement for the quarter ended March 31, 1995 and for the corresponding period of the preceding year;
          a balance sheet as of March 31, 1995, and as of December 31, 1994, the end of the Company's preceding fiscal year; and a statement of cash flows for the period January 1 (beginning of the fiscal year) through March 31, 1995, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited consolidated financial statements present fairly the financial position of the companies at March 31, 1995 and December 31, 1994, and the results of their operations and their cash flows for the three months ended March 31, 1995.

            MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
             COMPARATIVE CONSOLIDATED INCOME STATEMENTS
                             (Unaudited)
          (Dollars in Thousands Except Per Share Amounts)


                                                 Three Months Ended
                                                      March 31,
                                                   1995        1994


    Operating Revenues                           $15,556     $17,063
    Operating Expenses
       Purchased Power                             8,967       7,265
       Other Operation and Maintenance             2,592       4,515
       Depreciation and Amortization (Note 2)      1,070       1,054
       Taxes Other Than Income                       435         428
       Provision for Income Taxes (Note 3)           737       1,247
            Total Operating Expenses              13,801      14,509
    Operating Income                               1,755       2,554
    Other Income (Deductions)
       Equity in Income of Associated Companies       88          90
       Allowance for Equity Funds Used During
          Construction                                 0           2
       Other Income Taxes (Note 3)                   (21)        (15)
       Other - Net                                    (5)        (51)
    Total                                             62          26
    Income Before Interest Charges                 1,817       2,580
    Interest Charges
       Long-Term Debt and Notes Payable              943         964
       Less Allowance for Borrowed Funds
          Used During Construction                     0          (1)
    Total                                            943         963
    Net Income Available for Common Stock           $874      $1,617

    Average Shares Outstanding (000's)             1,617       1,623
    Earnings Per Share of Common Stock             $0.54       $1.00
    Dividends Declared per Common Share            $0.46       $0.46





The accompanying notes are an integral part of these financial Statements

            MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                            (Unaudited)
                       (Dollars in Thousands)
                                                   March 31,   December 31,
                      ASSETS                         1995         1994
    Utility Plant
       Electric Plant in Service                    $89,515     $89,625
       Less Accumulated Depreciation                 40,208      39,714
          Net Electric Plant in Service              49,307      49,911
       Construction Work-in-Progress                  1,089         571
            Total                                    50,396      50,482
    Investment in Associated Companies
       Maine Yankee Atomic Power Company              3,393       3,391
       Maine Electric Power Company, Inc.                65          65
            Total                                     3,458       3,456
            Net Utility Plant and Investments        53,854      53,938
    Current Assets
       Cash and Temporary Investments                 3,471       2,618
       Deposits for Interest and Dividends              744         744
       Accounts Receivable - Net                      5,134       5,070
       Unbilled Revenue                               1,931       2,414
       Deferred Fuel and Purchased Energy             1,269         535
       Inventory                                      1,288       1,289
       Prepayments                                      396         537
          Total                                      14,233      13,207
    Other Assets
       Recoverable Seabrook Costs                    36,644      37,074
       Regulatory Asset - SFAS 109 & 106             16,321      16,212
       Other                                          2,816       1,986
          Total                                      55,781      55,272
    Total Assets                                   $123,868    $122,417

          CAPITALIZATION AND LIABILITIES
    Capitalization
       Common Shareholders' Equity
          Common Stock                              $13,071     $13,071
          Paid-in Capital                                38          38
          Retained Earnings                          39,983      39,853
          Treasury Stock, at cost                    (5,714)     (5,714)
             Total                                   47,378      47,248
          Long-Term Debt (less current maturities)   37,410      37,435

    Current Liabilities
       Long-Term Debt Due Within One Year                65          65
       Accounts Payable                               4,988       4,080
       Deferred Income Taxes Related to Fuel            506         214
       Dividends Declared                               744         744
       Customer Deposits                                 69          74
       Taxes Accrued                                    405          92
       Interest Accrued                                 285       1,021
          Total                                       7,062       6,290
    Deferred Credits
       Deferred Income Tax                           28,327      28,036
       Investment Tax Credits                           917         937
       Miscellaneous                                  2,774       2,471
          Total                                      32,018      31,444
    Total Capitalization and Liabilities           $123,868    $122,417


The accompanying notes are an integral part of these financial statements.

              MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                 Statement of Consolidated Cash Flows
                             (Unaudited)
                        (Dollars in Thousands)

                                                       Three Months Ended
                                                           March 31,
                                                        1995        1994

    Cash Flow From Operating Activities
       Net Income                                        $874      $1,617

    Adjustments to Reconcile Net Income to Net Cash
       Provided by Operations
       Depreciation and Amortization                      643         627
       Amortization of Seabrook Costs                     427         427
       Deferred Income Taxes                              561        (611)
       AFUDC                                                0          (2)
       Income on Tax-Exempt Bonds - Restricted Funds        0          (6)
       Change in Def. Regulatory & Debt Issuance Costs   (755)        506
       Change in Deferred Revenues                          0         (40)
       Change in Benefit Obligation                        29         112
       Change in Current Assets and Liabilities           306       2,707
       Other                                              140          36
    Net Cash Flow from Operating Activities             2,225       5,373

    Cash Flow From Financing Activities
       Dividend Payments                                 (744)       (744)
       Purchase of Common Stock                             0      (1,143)
       Drawdown of Tax-Exempt Bonds Proceeds                0       1,111
       Retirements on Long-Term Debt                      (25)        (25)
       Short-Term Borrowings, Net                           0           0
       Non Utility Property & Other                         0          (1)
    Net Cash Flow Used For Financing Activities          (769)       (802)

    Cash Flow Used For Investing Activities
       Withdrawal of (Investment in) Restricted Funds       0          (1)
       Investment in Electric Plant                      (603)       (809)
       Net Cash Used For Investment Activities           (603)       (810)

    Increase (Decrease) in Cash and Temporary Investments 853       3,761
    Cash and Temporary Investments at Beginning of Year 2,618       1,392
    Cash and Temporary Investments at End of Period    $3,471      $5,153

    Change in Current Assets and Liabilities Providing
       Cash From Operating Activities
          Accounts Receivable                            ($65)       $472
          Unbilled Revenue                                483         610
          Inventory                                         1         118
          Deferred Fuel and Purchased Energy Costs       (733)        890
          Other Current Assets                            141         (60)
          Accounts Payable & Accrued Expenses             484         672
          Other Current Liabilities                        (5)          5
       Total Change                                      $306      $2,707

    Supplemental Disclosure of Cash Flow Information:
    Cash Paid During the Year For:
       Interest                                        $1,611      $1,611
       Income Taxes                                      $149        $748



The accompanying notes are an integral part of these financial statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (the Subsidiary).

  The Company is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) and, with respect to wholesale rates, the Federal Energy Regulatory Commission (FERC).

  The accompanying unaudited consolidated financial statements should be read in conjunction with the 1994 Annual Report, an integral part of Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the 1994 Form 10-K. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements of the Company's Annual Report filed with the Form 10-K. For interim reporting purposes, these same accounting policies are followed.

2.  RECOVERY OF THE SEABROOK INVESTMENT

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

  Recoverable Seabrook Costs at March 31, 1995 are as follows:

                                               (Dollars in Thousands)
                                Recoverable
                               Seabrook Costs                 Accumulated
                                   (Net)          In Rates    Amortization


       Unit 1 - Retail         $   27,014        $ 37,141    $   (10,127)
              - Wholesale           6,385           8,018         (1,633)
              - Total              33,399          45,159        (11,760)

       Unit 2 - Retail              3,200           5,995         (2,795)
              - Wholesale              45           2,033         (1,988)
              - Total               3,245           8,028         (4,783)

            TOTAL              $   36,644        $ 53,187    $   (16,543)




3.  INCOME TAXES

  A summary of Federal and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)".

  (Dollars in Thousands)             Three Months Ended
                                          March 31,
                                       1995      1994
  Current income taxes               $   197   $ 1,873
  Deferred income taxes                  580      (592)
  Investment credits                     (19)      (19)
  Total income taxes                 $   758   $ 1,262

  Allocated to:
  Operating income                   $   737  $  1,247
  Other income                            21        15
  Total                              $   758   $ 1,262





  In 1993, the Company adopted the provisions of SFAS 109. The Company reported the implementation of the standard as a change in accounting principle with no cumulative effect on prior earnings. The adoption of SFAS 109 increased deferred income taxes by $17.3 million and also resulted in the establishment of a net regulatory asset of $17.3 million. See Note. 1, "Income Taxes" for additional information on SFAS 109.

  The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of March 31, 1995 and December 31, 1994.

                                              (Dollars in Thousands)

                                               1995           1994
            Seabrook                         $20,140        $20,214
            Property                           9,030          8,985
            Regulatory expenses                  470            142
            Investment tax credits              (622)          (622)
            Pension and postretirement
            benefits                            (245)          (251)
            Other                               (446)          (432)
            Net accumulated deferred income
             taxes                           $28,327        $28,036




4.  POSTRETIREMENT HEALTH CARE BENEFITS

  In 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"(SFAS 106), which requires the accrual of postretirement benefits, such as health care benefits, during the years an employee provides service to the Company. The MPUC has adopted a rule which adopts SFAS 106 for ratemaking. The rule requires the Company to establish and make payments to an independent external trust fund for the purpose of funding future postretirement health care costs at such time as customers are paying for these costs in their rates. The MPUC has issued an accounting order that allows the Company to account for the implementation of SFAS 106 by deferring these expenses until the Company's next base rate proceeding. Based on this accounting order, the Company has established a regulatory asset of approximately $833,000, representing deferred postretirement benefits subject to future ratemaking.

  The Company provides certain health care benefits to eligible employees and retirees. Effective August 1, 1994, all employees will be sharing in the cost of their medical benefits, approximately 12.5% per year. Effective with retirements after January 1, 1995, only retirees with at least twenty years of service will be eligible for these benefits. In addition, eligible retirees will contribute to the cost of their coverage starting at 60% for retirees with twenty years of service with the contribution phasing out over the next ten years of service so that retirees with thirty or more years of service do not contribute toward their coverage.

Item 2.   Management's Analysis of Quarterly Income            Form 10-Q
          Statements

                          Results of Operations

          Earnings per share and related information for the three months ended March 31, 1995 along with the corresponding information for the previous year are as follows:

                                             Three Months
                                             Ended March 31,

                                             1995      1994

          Earnings per share                 $ .54     $1.00

          Net income
          available for Common
          Stock - in Thousands               $  874    $1,617

          For the first quarter of 1995 compared to the same quarter last year, the decrease in consolidated earnings per share of $.46 is attributable to the following:
                                                        Increase
                                                       (Decrease)

          Decrease in retail revenues principally due
            to 14,584 MWH decrease in sales.           $ (.28)

          Decrease in base revenues-sales for resale     (.15)

          Increased Maine Yankee capacity expenses
            due to scheduled outage                      (.07)

          Other                                           .04
               Total                                   $ (.46)

                                                              Form 10-Q

                     PART 1. FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)



               Consolidated operating revenues for the quarter ended March 31, 1995 and 1994, are as follows:

                                   1995                     1994

(Dollars in Thousands)          $       MWH              $        MWH
Retail:
          Base                8,354                    9,108
          Fuel                5,242                    5,820
               Total         13,596   130,515         14,928    145,099
Sales for Resale:
          Base                  805                    1,208
          Fuel                1,093                      782
               Total          1,898    36,234          1,990     36,572
Total Primary Sales          15,494   166,749         16,918    181,671
Secondary Sales                 130     4,426            140      5,639
Other Revenues/Rev. Adjust.    ( 68)                       5
Total Operating Revenues     15,556   171,175         17,063    187,310


          The closing of Loring Air Force Base (Loring) in September, 1994 and a warmer than normal 1995 winter season compared to the colder than normal 1994 winter season are the principal reasons for the decrease of 14,584 MWH in retail sales. First quarter 1995 sales to Loring were 8,634 MWH less than the same quarter last year when Loring was in full operation. The Company began to experience the impact of the closing of Loring in mid-1994 when the aircraft and associated support personnel were relocated to other air force bases. The loss of the economic benefits of the air force base and the weather variations described above both contributed to a decrease in 1995 first quarter sales compared to the same period last year for our residential customers of 4,267 MWH and our small commercial and industrial customers of 2,101 MWH. Offsetting these decreases was a nominal 1.3% increase in sales to our large commercial and industrial customers. After considering sales to resale, primary sales for the first three months of 1995 of 166,749 MWH were 8.2% less than sales for the same period in 1994.

          Retail base revenues for the three months ended March 31, 1995 were $8,354,000 compared to $9,108,000 for the first quarter of 1994, reflecting the decrease in sales discussed in the

                                                              Form 10-Q

                     PART 1. FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          previous paragraph. Although sales for resale for the quarter were only 338 MWH less than the same period, base revenues decreased from $1,208,000 for the first three months of 1994 to $805,000 for the first quarter of 1995. The Company has fixed rate contracts with its three customers served in the United States, representing 70% of these sales. Revenues collected from these customers are first allocated to the recovery of fuel costs. With the extended outage of Maine Yankee during the first quarter of 1995, fuel revenues collected in the quarter were $311,000 higher than last year, reflecting the collection of the additional replacement power costs. As previously reported by the Company in its 1994 Annual Report and Form 10-K, Houlton Water Company (Houlton), the Company's largest customer and a sales for resale customer, will not be served by the Company starting on January 1, 1996. For the first quarter of 1995, Houlton represented 10.9% of total MWh sales and 8% of total operating revenues.

          For the three months ended March 31, 1995 and 1994, total operating expenses were $13,801,000 and $14,509,000, respectively. The decrease in operating expenses and charges in energy sources are as follows:
                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                       (39)      (82,584)
               Wheelabrator-Sherman               241           333
               NB Power                         1,812        66,500
               System Purchases                  (312)      (11,480)

                                                1,702)      (27,231)
          Deferred Fuel                        (1,622)
          Generating Expenses                    (111)       12,094
          Other Operation & Maint. Expenses      (190)
          Depreciation and Amortization
            Expenses                               16
          Income Taxes                           (510)
          Taxes Other than Income                   7
               Total                             (708)      (15,137)

                                                              Form 10-Q

                     PART 1. FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          Maine Yankee was out of service for most of the first quarter of 1995. After experiencing problems with its steam generators starting in early January of 1995, Maine Yankee started its scheduled refueling and maintenance outage. In late March, Maine Yankee reported an increased rate of degradation of the Plant's steam generator tubes. After reviewing several options, Maine Yankee plans to sleeve all of the steam generator tubes. If the sleeving option is implemented, Maine Yankee is expected to be off-line until late 1995 or early 1996. For additional information, see the next section, "Maine Yankee". Purchases from NB Power increased 66,500 MWH to replace the Maine Yankee reduction of 82,584 MWH. Hydro generation increased by 16,826 MWH for the first three months of 1995 compared to 1994. This enabled the Company to reduce system purchases by 11,480 MWH and steam generation was reduced by 4,375 MWH. Deferred fuel expenses decreased by $1,622,000, since fuel costs, principally Maine Yankee replacement power costs, exceeded collected fuel revenues. The reduction in generation expenses reflects a decrease in fuel costs resulting from the previously mentioned reduction in steam generation. The reduction in other operation and maintenance expenses reflects reductions in transmission and distribution expenses of $95,000 in administrative and general expenses of $48,000, and in customer service and accounts expenses of $41,000.

          Maine Yankee

          Reference is made to the Company's Form 10-K dated March 29, 1995, Part I, "Subsidiaries and Affiliated Companies," in which the Company reported that Maine Yankee was experiencing degradation of its steam generator tubes in the form of circumferential cracking. During the refueling-and-maintenance shutdown that started in early February of 1995, Maine Yankee detected an increased rate of degradation of the Plant's steam generator tubes in excess of the number expected and started evaluating several courses of action. The Company owns 5% of the Common Stock of Maine Yankee. In 1994, Maine Yankee provided 43.3% of the Company's power requirements.

          On April 7, 1995, Maine Yankee announced its intention to further explore sleeving all 17,000 steam generator tubes. Although testing of all tubes revealed that approximately 40%

                                                              Form 10-Q

                     PART 1. FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          of the tubes are free of defects, Maine Yankee plans to sleeve all of the tubes as a preventative safety measure. Sleeving involves the inserting of a tube of slightly smaller diameter into the defective tube, the sleeve is welded in place and acts as a new tube. Sleeving is a proven technology and must meet rigorous federal standards of safety and licensing. If the sleeving option is approved and implemented, Maine Yankee projects that the plant could return to service in the final quarter of 1995. Based on preliminary estimates, the Company estimates that its share of the cost of this option could be approximately $2.5 million.

          At this time, the Company cannot predict whether the sleeving option will be approved for implementation. One sleeving proposal has been approved by the Nuclear Regulatory Commission (NRC), and an application for an alternative sleeving proposal has been submitted to the NRC. While Maine Yankee is not operating, the Company estimates that the additional costs for replacement power can be as high as approximately $500,000 to $600,000 per month.

          These replacement power costs have traditionally been subject to collection under the fuel adjustment clause. On May 1, 1995, the Company filed its five-year rate plan with the Maine Public Utilities Commission (MPUC). As an element of that rate plan, the Company proposes the elimination of the fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company, an independent power producer. As proposed, the rate plan also defers the replacement power costs associated with this extended outage. The rate plan also proposes a mechanism to handle similar unexpected outages during the rate plan period.

                          Financial Condition

          The accompanying Statements of Consolidated Cash Flows reflect the Company's liquidity and the net cash flows generated by or required for operating, financing and investing activities. For purposes of the Statements of Consolidated Cash Flows, the Company considers all highly liquid securities to be cash equivalents.

                                                              Form 10-Q

                     PART 1. FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          For the three months ended March 31, 1994, net cash flows from operating activities were $5,373,000. For the first three months of 1994, the Company invested $809,000 in electric plant, paid $744,000 in dividends, reduced long term debt by $25,000, and drew down the remaining $1,111,000 from its tax-exempt bond escrow account and purchased 43,000 shares of common stock for $1,143,000 as the Company resumed the stock repurchase program.

          Net cash flows from operating activities were $2,225,000 for the first quarter of 1995. For the quarter, $603,000 was invested in electric plant, $744,000 was paid in dividends and $25,000 was used to reduce long-term debt. Although cash flows for 1995 have been impacted by the reduction in earnings and the previously mentioned replacement power purchases during the Maine Yankee outage, the Company's cash flows have been sufficient to cover its activities.

          On May 1, 1995, the Company filed a proposed increase in rates of approximately $5 million, and as an alternative, a five-year rate plan with the Maine Public Utilities Commission
          (MPUC). See "Legal Proceedings", paragraph (e) for a more complete description of the plan. If approved by the MPUC, the proposed rate plan will assist the Company in dealing with the economic uncertainties that lay ahead with the loss of Loring and Houlton. The Plan provides stable, predictable rates for our customers, economic development rates to encourage investment in our service territory, and competitive returns for our shareholders.

                                    -13-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          (a) Maine Public Service Company, Re: Squa Pan Hydro Project, FERC Project Number 2368-001-Maine.

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

          (b) Maine Public Service Company Petition to Decrease Capital Stock, MPUC Docket No. 94-341

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

                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               shares over a five year period. The Company filed the application with the MPUC on September 23, 1994. On November 1, 1994, the MPUC approved the Company's application.

          (c) Maine Public Service Company, Application for Fuel Cost Adjustment, MPUC Docket No. 95-001

               On January 3, 1995, the Company submitted an application to the MPUC for an increase of approximately $1.4 million for the twelve month period ended March 31, 1996. This increase will result in a total increase in the Company's retail rates of 3% effective April 1, 1995. In order to limit the increase to 3%, the Company proposed to defer recovery of approximately $1.5 million in the cost of power purchased from the Wheelabrator-Sherman Energy Company. The deferred amount would be combined with the additional deferrals of these costs as proposed under the Company's rate plan (see item (e) below). On March 15, 1995, the Company and the MPUC Staff signed a Stipulation that embodied the Company's proposal. This Stipulation was approved by the MPUC on March 27, 1995.

          (d) Houlton Water Company's Application for Certificate of Public Convenience and Necessity for Purchase of Firm Requirements Service from Central Maine Power Company, MPUC Docket No. 94-476

               Reference is made to the Company's Form 8-K of February 13, 1995, in which the Company reported that its largest wholesale customer, the Houlton Water Company (HWC), had executed a long-term power contract with Central Maine Power Company (CMP) for HWC's power requirements beginning January 1, 1996 and that HWC was therefore terminating its contract with the Company effective December 31, 1995.

                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               On December 29, 1994, HWC filed with the MPUC for approval of the purchase from CMP. This proceeding was given the MPUC Docket No. 94-476. On January 12, 1995, the Company requested permission to intervene in this proceeding. This request was granted on February 1, 1995. The Company contended that the MPUC should not grant HWC's requested approval. The Company based its contention on CMP's intention to serve HWC's load from a facility that CMP acquired using State financing. The Company believed that State energy and regulatory policy should prohibit CMP from using a facility supported by State financing to the detriment of the retail customers of any other utility.

               On March 30, 1995, the MPUC issued its decision on the Company's argument. The MPUC concluded that the statutes granted it the authority to approve the contract between CMP and HWC did not confer upon the MPUC authority to consider the effects of that contract upon the Company and its customers. The MPUC also found that the statute granting CMP the right to use State funds to acquire the facility did not give the MPUC any authority to establish conditions concerning the operation of the facility. As a result, the MPUC declined to take into account, in considering its approval of the CMP-HWC contract, the effect of that contract upon the Company and its customers.

          (e) Maine Public Service Company Re: Proposed Increase in Retail Rates, MPUC Docket No. 95-052

               On May 1, 1995, Maine Public Service Company filed with the Maine Public Utilities Commission a proposed increase in the rates it charges its retail customers. The Company at the same time filed a five-year rate plan which, if approved, will result in new rates beginning in January, 1996 as detailed below.

               The Company has taken a number of measures to delay this action as long as possible but is faced with a period of declining sales and escalating power costs. In 1996, when the proposed rates would begin, the Company anticipates a 10.5% reduction in sales to its primary customers, compared to 1994 sales, principally Loring Air Force Base and the Company's largest Wholesale Customer, Houlton Water Company. In December of 1994, Houlton

                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               selected a competing offer from Central Maine Power Company to be served from its newly acquired subsidiary located in the Company's service territory (see item (d) above). The 5% contractual annual increase in the cost of power from the Wheelabrator-Sherman facility also must be collected from the Company's customers through future rate increases.

               Using traditional ratemaking principles, the Company's general rate case filing supports an increase in annual base revenues of approximately $5.0 million, or a 10.8% increase in total retail rates. However, as an alternate under such traditional principles, the Company also proposes a five-year rate plan, which covers the years 1996 to 2000. The rate plan provides the Company with the rate setting mechanism to meet growing competition in the electric utility industry while providing stable and predictable rates to customers without competitive options. This plan will also eliminate the need to file for annual rate increases and saves the expenses associated with such filings. The general elements of this plan are described below.

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

               As part of the Plan, the Company proposes to eliminate the annual fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company, an independent power producer. During the years 1996-2000, MPS will defer up to $3 million annually of its power costs from the Wheelabrator-Sherman facility. In addition, any uncollected fuel costs under the present fuel clause, designated as Wheelabrator-Sherman costs based on the Stipulation approved in the fuel clause proceeding, Docket 95-001 (see item (c) above), will also be deferred starting with the effective date of the rate plan. After the current contract with Wheelabrator-Sherman expires at the end of 2000, the Company will

                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               begin to collect this deferral, along with carrying charges, when the price for comparable power is expected to be lower than under the existing contract.

               MPS also proposes to write-off and not collect in retail rates approximately $4.9 million, net of income taxes, of its remaining investment in the Seabrook project previously supported by its wholesale customers, principally Houlton Water Company.

               The Plan also includes a sharing mechanism based on the proposed allowed return on equity (ROE) at 12%. As part of an annual review process, the allowed ROE will be adjusted annually based on an index by averaging over a twelve-month calendar year the dividend yields on Moody's group of 24 electric utilities and Moody's utility bond yields. The plan proposes the following sharing:

                    If earned ROE exceeds the target ROE by more than 200 basis points, 50% of the excess earnings will be retained by the shareholders and 50% will be used to reduce any Wheelabrator-Sherman deferral with any remaining excess to reduce rates on the next rate implementation date.

                    If earned ROE exceeds the target ROE by less than 200 basis points, 50% of the excess earnings will be retained by the shareholders and 50% will be used to reduce any Wheelabrator-Sherman deferral with any remaining excess to be retained by the shareholders.

                    If earned ROE is less than 200 basis points below the target ROE, shareholders will bear the loss.

                    If earned ROE is more than 200 basis points below target ROE, shareholders will share 50% of the loss and 50% of the loss will be reflected in customer rates at the next rate implementation date.

                    If earned ROE is more than 400 basis points below target ROE for three consecutive months using updated twelve month calculations, and if the annual review is more than two months away, the Company has the right to request a general rate increase. Until the general rate increase is

                                        -18-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

                    approved, the Company will preserve its right to an annual rate adjustment under the provisions of this plan. The plan also includes provisions for an unscheduled Maine Yankee outage.

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


Item 4.   Submission of Matters to a Vote of Security Holders

               At the Company's Annual Meeting of Stockholders, held on May 9, 1995, the only matter voted upon was the uncontested election of the following directors to serve until the 1998 Annual Meeting of Stockholders, each of whom received the votes shown:

                                                       Non-voter and
               Nominee          For          Against   Abstentions

          Paul R. Cariani     1,292,443      44,981      279,826
          Donald F. Collins   1,292,543      44,881      279,826
          Richard G. Daigle   1,292,543      44,881      279,826
          J. Gregory Freeman  1,290,004      47,420      279,826

Item 5.   Other Information

          Maine Yankee









                                   -19-

                                                             FORM 10-Q

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - none.

          (b)  Reports on Form 8-K.

               A Form 8-K was filed on April 11, 1995, under Item 5, Other Material Events, on April 18, 1995, under Item 5, Other Material Events, and on November 8, 1994, under
               Item 5, Other Material Events.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date:  May 10, 1995                Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance and Treasurer

                               -20-