Form 10-Q
period 1995-06-30
MAINE PUBLIC SERVICE CO
filed 1995-08-11
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For Quarter Ended June 30, 1995          Commission File Number   1-3429


                       MAINE PUBLIC SERVICE COMPANY
              (Exact name of registrant as specified in its charter)




                        MAINE                         01-0113635
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)




    209 State Street, Presque Isle, Maine                    04769
   (address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code      207-768-5811

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



                                                              Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including an income statement for the quarter ended June 30, 1995 and for the corresponding period of the preceding year;
          a balance sheet as of June 30, 1995, and as of December 31, 1994, the end of the Company's preceding fiscal year; and a statement of cash flows for the period January 1 (beginning of the fiscal year) through June 30, 1995, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the companies at June 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for the six months ended June 30, 1995.

































                                     -2-
                MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                  CONDENSED CONSOLIDATED INCOME STATEMENTS
                                (Unaudited)
               (Dollars in Thousands Except Per Share Amounts)

                                       Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                          1995      1994      1995     1994


Operating Revenues                      $12,471   $13,829  $28,027  $30,892
Operating Expenses
 Purchased Power                          6,523     6,515   15,490   13,780
 Other Operation and Maintenance          1,765     2,818    4,357    7,333
 Depreciation and Amortization (Note 2)   1,070     1,054    2,140    2,108
 Taxes Other Than Income                    399       401      834      829
 Provision for Income Taxes (Note           832       989    1,569    2,236
        Total Operating Expenses         10,589    11,777   24,390   26,286
Operating Income                          1,882     2,052    3,637    4,606
Other Income (Deductions)
   Equity in Income of Associated Cos.       88        90      176      180
   Allowance for Equity Funds Used During
      Construction                            2         1        2        3
   Other Income Taxes (Note 3)              (32)      (22)     (53)     (37)
   Other - Net                                5        33        0      (18)
Total                                        63       102      125      128
Income Before Interest Charges            1,945     2,154    3,762    4,734
Interest Charges
   Long-Term Debt and Notes Payable         940       965    1,883    1,929
   Less Allowance for Borrowed Funds
      Used During Construction               (1)        0       (1)      (1)
Total                                       939       965    1,882    1,928
Net Income Available for Common Stock    $1,006    $1,189   $1,880   $2,806

Average Shares Outstanding (000's)        1,617     1,617    1,617    1,620
Earnings Per Share of Common Stock        $0.62     $0.74    $1.16    $1.73
Dividends Declared per Common Share       $0.46     $0.46    $0.92    $0.92





The accompanying notes are an integral part of these financial statements.










                                     -3-
                 MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)
                                         June 30,  December 31,
                  ASSETS                   1995       1994
Utility Plant
   Electric Plant in Service              $89,517   $89,625
   Less Accumulated Depreciation           40,744    39,714
     Net Electric Plant in Service         48,773    49,911
   Construction Work-in-Progress            1,900       571
        Total                              50,673    50,482
Investment in Associated Companies


   Maine Yankee Atomic Power Company        3,479     3,391
   Maine Electric Power Company, Inc.          65        65
        Total                               3,544     3,456
        Net Utility Plant and Investments  54,217    53,938

Current Assets
   Cash and Temporary Investments           2,709     2,618
   Deposits for Interest and Dividends        744       744
   Accounts Receivable - Net                4,586     5,070
   Unbilled Revenue                         1,506     2,414
   Deferred Fuel and Purchased Energy       2,713       535
   Inventory                                1,332     1,289
   Prepayments                                674       537
      Total                                14,264    13,207
Other Assets
   Recoverable Seabrook Costs              36,214    37,074
   Regulatory Asset - SFAS 109 & 106       16,446    16,212
   Other                                    3,886     1,986
      Total                                56,546    55,272
Total Assets                             $125,027  $122,417

      CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                        $13,071   $13,071
      Paid-in Capital                          38        38
      Retained Earnings                    40,245    39,853
      Treasury Stock, at cost              (5,714)   (5,714)
         Total                             47,640    47,248
   Long-Term Debt (less current matur.)    37,370    37,435
Current Liabilities
   Long-Term Debt Due Within One Year          65        65
   Accounts Payable                         3,826     4,080
   Deferred Income Taxes Related to fuel    1,082       214
   Dividends Declared                         744       744
   Customer Deposits                           61        74
   Taxes Accrued                              593        92
   Interest Accrued                         1,015     1,021
      Total                                 7,386     6,290
Deferred Credits
   Deferred Income Tax                     28,727    28,036
   Investment Tax Credits                     898       937
   Provision for Rate Refund                   81         0
   Miscellaneous                            2,925     2,471
      Total                                32,631    31,444
Total Capitalization and Liabilities     $125,027  $122,417






































The accompanying notes are an integral part of these financial statements.







                                       -4-
                 MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
               CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                               (Unaudited)
                          (Dollars in Thousands)
                                             Six Months Ended
                                                 June 30,
                                              1995     1994
Cash Flow From Operating Activities
   Net Income                               $1,880    $2,806

Adjustments to Reconcile Net Income to Net Cash
   Provided by Operations
   Depreciation and Amortization             1,286     1,254
   Amortization of Seabrook Costs              854       854
   Deferred Income Taxes                     1,497      (462)
   AFUDC                                        (3)       (4)
   Change in Deferred Regulatory and Debt
    Issuance Costs                          (1,775)      747
   Change in Refundable/Deferred Revenues       81       (80)
   Change in Benefit Obligation                118       229
   Change in Current Assets and Liabilities   (739)    2,379
   Other                                         9        66
Net Cash Flow from Operating Activities      3,208     7,789

Cash Flow From Financing Activities
   Dividend Payments                        (1,488)   (1,488)
   Purchase of Common Stock                      0    (1,143)
   Drawdown of Tax-Exempt Bonds Proceeds         0     1,111
   Retirements on Long-Term Debt               (65)      (65)
   Non Utility Property & Other                  0        (1)
Net Cash Flow Used For Financing Activities (1,553)   (1,586)

Cash Flow Used For Investing Activities
   Withdrawal of (Investment in) Restricted
    Funds                                        0       170
    Investment in Electric Plant            (1,564)   (1,661)
Net Cash Used For Investment Activities     (1,564)   (1,491)

Increase (Decrease) in Cash and
Temporary Investments                           91     4,712
Cash and Temporary Investments at BOY        2,618     1,392
Cash and Temporary Investments at EOY       $2,709    $6,104

Change in Current Assets and Liabilities Providing
   Cash From Operating Activities
      Accounts Receivable                     $484    $1,528
      Unbilled Revenue                         908       963
      Inventory                                (43)      161
      Deferred Fuel and Purchased Energy    (2,177)      217
      Other Current Assets                    (137)      (47)
      Accounts Payable & Accrued Expenses      240      (422)
      Other Current Liabilities                (14)      (21)
   Total Change                              ($739)   $2,379

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                 $1,753    $1,797
   Income Taxes                               $282    $3,216














































The accompanying notes are an integral part of these financial statements.


                                     -5-
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Recoverable Seabrook Costs at June 30, 1995 are as follows:

                                                  (Dollars in Thousands)
                                   Recoverable
                                  Seabrook Costs                 Accumulated
                                     (Net)          In Rates    Amortization

          Unit 1 - Retail         $   26,698        $ 37,141    $   (10,443)
                 - Wholesale           6,315           8,018         (1,703)
                 - Total              33,013          45,159        (12,146)

          Unit 2 - Retail              3,160           5,995         (2,835)
                 - Wholesale              41           2,033         (1,992)
                 - Total               3,201           8,028         (4,827)

               TOTAL              $   36,214        $ 53,187    $   (16,973)

3.  INCOME TAXES
     A summary of Federal and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)".

   (Dollars in Thousands)           Three Months Ended       Six Months Ended

                                        June  30,               June 30,

                                      1995      1994           1995    1994

     Current income taxes          $   (72)  $   862       $    125  $ 2,735
     Deferred income taxes             955       168          1,535     (424)
     Investment credits                (19)      (19)           (38)     (38)
     Total income taxes            $   864   $ 1,011       $  1,622  $ 2,273
     Allocated to:
     Operating income              $   832   $   989       $  1,569  $ 2,236
     Other income                       32        22             53       37
     Total                         $   864   $ 1,011       $  1,622  $ 2,273







































                                           -6-
     In 1993, the Company adopted the provisions of SFAS 109. The Company reported the implementation of the standard as a change in accounting principle with no cumulative effect on prior earnings. The adoption of SFAS 109 increased deferred income taxes by $17.3 million and also resulted in the establishment of a net regulatory asset of $17.3 million.

     The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of June 30, 1995 and December 31, 1994.

                                                     (Dollars in Thousands)

                                                        1995           1994
                 Seabrook                             $20,066        $20,214
                 Property                               9,098          8,985
                 Regulatory expenses                      904            142
                 Investment tax credits                  (622)          (622)
                 Pension and postretirement benefits     (268)          (251)
                 Other                                   (451)          (432)
                 Net accumulated deferred income
                     taxes                            $28,727        $28,036


4.  POSTRETIREMENT HEALTH CARE BENEFITS

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"(SFAS 106), which requires the accrual of postretirement benefits, such as health care benefits, during the years an employee provides service to the Company. The MPUC has adopted a rule which adopts SFAS 106 for ratemaking. The rule requires the Company to establish and make payments to an independent external trust fund for the purpose of funding future postretirement health care costs at such time as customers are paying for these costs in their rates. The MPUC has issued an accounting order that allows the Company to account for the implementation of SFAS 106 by deferring these expenses until the Company's next base rate proceeding. Based on this accounting order, the Company has established a regulatory asset of approximately $934,000, representing deferred postretirement benefits subject to future ratemaking.

     The Company provides certain health care benefits to eligible employees
and retirees.   All employees share in the cost of their medical benefits, approximately 12% per year. Effective with retirements after January 1, 1995, only retirees with at least twenty years of service will be eligible for these benefits. In addition, eligible retirees will contribute to the cost of their coverage starting at 60% for retirees with twenty years of service with the contribution phasing out over the next ten years of service so that retirees with thirty or more years of service do not contribute toward their coverage.







                                       -7-
Item 2.   Management's Analysis of Quarterly Income            Form 10-Q
          Statements

                          Results of Operations

          Earnings per share and related information for the second quarter and six months ended June 30, 1995 along with the corresponding information for the previous year are as follows:

                                   Second Quarter      Six Months
                                      June 30,         Ended June 30,

                                   1995      1994      1995      1994

          Earnings per share       $ .62     $ .74     $1.16    $1.73

          Net income
          available for Common
          Stock - in Thousands     $1,006    $1,189    $1,880  $2,806

          For the second quarter of 1995 compared to the same quarter last year, the decrease in consolidated earnings per share of $.12 is attributable to the following:
                                                        Increase
                                                       (Decrease)

          Decreased base revenues due to decreased
            power marketing sales                      $ (.11)

          Decrease in retail base revenues principally
            due to 5,397 MWH decrease in sales.          (.10)

          Decrease in base revenues-sales for resale     (.06)

          Decrease in Maine Yankee capacity expenses      .17

          Other                                          (.02)
               Total                                   $ (.12)















                                       -8-

                                                                Form 10-Q
                     PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


               Consolidated operating revenues for the quarter ended June 30, 1995 and 1994, are as follows:

                                   1995                     1994

(Dollars in Thousands)          $       MWH              $        MWH
Retail:
          Base                7,597                    7,950
          Fuel                2,959                    2,745
               Total         10,556   116,510         10,695    121,907
Sales for Resale:
          Base                  862                    1,071
          Fuel                  781                      516
               Total          1,643    28,028          1,587     26,507
Total Primary Sales          12,199   144,538         12,282    148,414
Secondary Sales                 196     6,719          1,099     65,762
Other Revenues/Rev. Adjust.      76                      448
Total Operating Revenues     12,471   151,257         13,829    214,176


          Primary sales for the second quarter of 1995 of 144,538 MWH were 3,876 MWH (2.6%) less than sales for the same period in 1994. The closing of Loring Air Force Base (Loring) in September, 1994 represents 5,186 MWH of the total decrease of 5,397 (4.4%) MWH in retail sales. The Company began to experience the impact of the closing of Loring in mid-1994 when the aircraft and associated support personnel were relocated to other air force bases. The loss of the economic benefits of the air force base also contributed to a decrease in residential sales of 1,250 MWH (2.9%). Offsetting these decreases were a 1,039 MWH (3.4%) increase in sales to our large commercial and industrial customers and a 1,521 MWH (5.7%) increase in sales for resale.

          Retail base revenues for the second quarter of 1995 were $7,597,000 compared to $7,950,000 for the same period of 1994, reflecting the decrease in retail sales discussed in the previous paragraph. Although sales for resale for the quarter increased, as previously mentioned, base revenues decreased from $1,071,000 for the second quarter of 1994 to $862,000 for the second quarter of 1995. The Company has fixed rate contracts with its three customers served in the United States, representing 70% of these sales. Revenues collected



                                       -9-
                                                                Form 10-Q
                     PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          from these customers are first allocated to the recovery of fuel costs. With the extended outage of Maine Yankee which continued during the second quarter of 1995, fuel revenues collected in the quarter were $265,000 higher than last year, reflecting the collection of the additional replacement power costs. As previously reported by the Company in its 1994 Annual Report and Form 10-K, Houlton Water Company (Houlton), the Company's largest customer and a sales for resale customer, will not be served by the Company starting on January 1, 1996. For the second quarter of 1995, Houlton represented 10.7% of total MWH sales and 8.8% of total operating revenues. During the second quarter of 1994, secondary sales of the Company's Wyman Unit No. 4 and Maine Yankee entitlements for varying lengths of time were made at prevailing market rates. Since Maine Yankee was not available for the second quarter of 1995, secondary sales for the quarter were limited to Wyman No. 4 entitlements.

          For the second quarter ended June 30, 1995 and 1994, total operating expenses were $10,589,000 and $11,777,000, respectively. The changes in operating expenses and energy sources are as follows:
                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                      (899)      (82,941)
               Wheelabrator-Sherman               228           565
               NB Power                           640        24,670
               System Purchases                    39           503

                                                    8       (57,203)
          Deferred Fuel                        (  790)
          Generating Expenses                      72        (8,635)
          Other Operation & Maint. Expenses      (335)
          Depreciation and Amortization
            Expenses                               16
          Income Taxes                           (157)
          Taxes Other than Income                  (2)
               Total                           (1,188)      (65,838)







                                      -10-
                                                                Form 10-Q
                     PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)



          Maine Yankee was out of service for the entire second quarter of 1995. After experiencing problems with its steam generators starting in early January of 1995, Maine Yankee started its scheduled refueling and maintenance outage. In late March, Maine Yankee reported an increased rate of degradation of the plant's steam generator tubes. After reviewing several options, Maine Yankee has chosen to sleeve all the steam generator tubes. While this sleeving is done, Maine Yankee has reduced normal operating expenses. Maine Yankee is expected to return to normal operations by late 1995. As discussed in the next section, "Maine Yankee", the Company is deferring these sleeving costs as an element of its five-year rate plan. Hydro generation decreased by 11,572 MWH due to abnormally low rain fall. These decreases were partially offset by a 3,237 MWH increase in production from Wyman Unit No. 4. Wyman is dispatched by the New England Power Exchange (NEPEX) and, therefore, is out of the operating control of the Company. Although Maine Yankee was out of service, the Company was able to limit additional purchases from NB Power to 24,670 MWH, compared to the second quarter of 1994. Deferred fuel expenses decreased by $790,000, since fuel costs, principally Maine Yankee replacement power costs, exceeded collected fuel revenues. The increase in generating expenses reflect increased fuel for generation of Wyman. The reduction in other operation and maintenance expenses reflects a decrease of $334,000 in transmission and distribution expenses.

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




                                     -11-

                                                                Form 10-Q
                     PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)



          On May 22, 1995, the Maine Yankee Board of Directors approved a plan to repair these tubes using welded sleeves. Sleeving involves the inserting of a tube of slightly smaller diameter into the defective tube. The sleeve is welded in place and acts as a new tube. Sleeving is a proven technology and has been used at other nuclear facilities. In addition to the extensive technical analysis on the steam generators performed by the Maine Yankee technical staff, two independent studies on the overall condition of the plant were also undertaken. Both studies concluded that the overall mechanical condition of the plant was very good.

          The sleeving of the steam generator tubes is estimated to cost approximately $40 million, with the Company's share being $2 million. Maine Yankee projects that the plant will return to service by the end of 1995. While Maine Yankee is being repaired, the Company estimates that the additional costs for replacement power can be as high as approximately $500,000 to $600,000 per month.

          These replacement power costs have traditionally been subject to collection under the fuel adjustment clause. On May 1, 1995, the Company filed its five-year rate plan with the Maine Public Utilities Commission (MPUC). As an element of that rate plan, the Company proposes the elimination of the fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company, an independent power producer. As proposed, the rate plan also defers the replacement power costs associated with this Maine Yankee extended outage. The rate plan also proposes a mechanism to handle similar unexpected Maine Yankee outages during the rate plan period. In addition, the rate plan proposes the amortization of the sleeving expenses over a five-year period.

          Caribou Units to be Inactivated

          Reference is made to the Company's Form 8-K dated July 13, 1995 in which the Company reported that, at a regular meeting on July 7, 1995, the Board of Directors authorized placing on inactive status Steam Units 1 and 2 of the Company's Caribou Generating Facility in Caribou, Maine. The Company will lay-up the Units by January 1, 1996 and expects that they will remain inactive for five years or longer. These two units,


                                     -12-

                                                                Form 10-Q
                     PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          which represent 23 MW of capacity, have become surplus to the Company's needs due to the closure of Loring Air Force Base and the loss in 1996 of the Company's largest customer, the Houlton Water Company. During the Units' inactive period, the plant equipment will be protected and maintained by the installation of a dehumidification system that will permit the plant to return to service in approximately six months.

          Placing Steam Units 1 and 2 on inactive status will save the Company approximately $3.5 million over the next five years. These savings result primarily from a savings in operation and maintenance expense. The Company will be eliminating 12 positions at the plant and has also announced a voluntary early retirement program that may avoid involuntary termination of some of the employees whose positions at the units have been eliminated.

          Steam Unit No. 1 went into operation in the early 1950s and Unit No. 2, in the mid 1950s. The Company still has a diesel generation station of approximately 7 MW and a hydro facility of approximately 1 MW and will continue to employ 11 employees at the Caribou facility.

                          Financial Condition

          The accompanying Statements of Consolidated Cash Flows reflect the Company's liquidity and the net cash flows generated by or required for operating, financing and investing activities. For purposes of the Statements of Consolidated Cash Flows, the Company considers all highly liquid securities to be cash equivalents.

          Net cash flows from operating activities were $3,208,000 for the first six months of 1995. For the period, $1,564,000 was invested in electric plant, $1,488,000 was paid in dividends and $65,000 was used to reduce long-term debt. Although cash flows for 1995 have been impacted by the reduction in earnings and the previously mentioned replacement power purchases during the Maine Yankee outage, the Company's cash flows have been sufficient to cover its activities.

          For the six months ended June 30, 1994, net cash flows from operating activities were $7,789,000 and the remaining



                                     -13-
                                                                Form 10-Q
                     PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          $1,111,000 was withdrawn from its tax-exempt bond escrow account. For the first six months of 1994, the Company invested $1,661,000 in electric plant, paid $1,488,000 in dividends, reduced long term debt by $65,000 and purchased 43,000 shares of common stock for $1,143,000 as the Company resumed the stock repurchase program.

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




























                                     -14-

                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          (a) Maine Public Service Company, Application for Fuel Cost Adjustment, MPUC Docket No. 95-001

               On January 3, 1995, the Company submitted an application to the MPUC for an increase of approximately $1.4 million for the twelve month period ended March 31, 1996. This increase will result in a total increase in the Company's retail rates of 3% effective April 1, 1995. In order to limit the increase to 3%, the Company proposed to defer recovery of approximately $1.5 million in the cost of power purchased from the Wheelabrator-Sherman Energy Company. The deferred amount would be combined with the additional deferrals of these costs as proposed under the Company's rate plan (see item (c) below). On March 15, 1995, the Company and the MPUC Staff signed a Stipulation that embodied the Company's proposal. This Stipulation was approved by the MPUC on March 27, 1995.

          (b) Houlton Water Company's Application for Certificate of Public Convenience and Necessity for Purchase of Firm Requirements Service from Central Maine Power Company, MPUC Docket No. 94-476

               Reference is made to the Company's Form 8-K of February 13, 1995, in which the Company reported that its largest wholesale customer, the Houlton Water Company (HWC), had executed a long-term power contract with Central Maine Power Company (CMP) for HWC's power requirements beginning January 1, 1996 and that HWC was therefore terminating its contract with the Company effective December 31, 1995.
















                                     -15-
                                                             FORM 10-Q
                      PART II.  OTHER INFORMATION

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

          (c) Maine Public Service Company Re: Proposed Increase in Retail Rates, MPUC Docket No. 95-052

               On May 1, 1995, Maine Public Service Company filed with the Maine Public Utilities Commission a proposed increase in the rates it charges its retail customers. The Company at the same time filed a five-year rate plan which, if approved, will result in new rates beginning in January, 1996 as detailed below.

               The Company has taken a number of measures to delay this action as long as possible but is faced with a period of declining sales and escalating power costs. In 1996, when the proposed rates would begin, the Company anticipates a 10.5% reduction in sales to its primary customers, compared to 1994 sales, principally Loring Air Force Base and the Company's largest Wholesale Customer,



                                     -16-
                                                             FORM 10-Q
                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               Houlton Water Company. In December of 1994, Houlton selected a competing offer from Central Maine Power Company to be served from its newly acquired subsidiary located in the Company's service territory (see item (b) above). The 5% contractual annual increase in the cost of power from the Wheelabrator-Sherman facility also must be collected from the Company's customers through future rate increases.

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

               As part of the Plan, the Company proposes to eliminate the annual fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company, an independent power producer. During the years 1996-2000, MPS will defer up to $3 million annually of its power costs from the Wheelabrator-Sherman facility. In addition, any uncollected fuel costs under the present fuel clause, designated as Wheelabrator-Sherman costs based on the Stipulation approved in the fuel clause proceeding, Docket 95-001 (see item (a) above), will also be deferred starting with the effective date of the rate plan. After the current contract with Wheelabrator-Sherman expires at the end of 2000, the Company will

                                     -17-
                                                             FORM 10-Q
                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               begin to collect this deferral, along with carrying charges, when the price for comparable power is expected to be lower than under the existing contract.

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

                    If earned ROE is more than 400 basis points below target ROE for three consecutive months using updated twelve month calculations, and if the annual review is more than two months away, the Company has the right to request a general rate increase. Until the general rate increase is approved, the Company will preserve its right to an

                                     -18-

                                                             FORM 10-Q
                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

                    annual rate adjustment under the provisions of this plan. The plan also includes provisions for an unscheduled Maine Yankee outage.

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

               On July 31, 1995, the MPUC approved a Stipulation by the Company, the MPUC Staff and the Public Advocate that would permit the Company the ability to offer reduced prices to industrial customers or targeted customer classes. The Company is now preparing a reduced rate for residential space heat customers and special economic development rates for new industrial and commercial load. The Company anticipates that it will offer additional special rates in the future.


Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          Maine Yankee














                                     -19-
                                                             FORM 10-Q

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - none.

          (b)  Reports on Form 8-K.

               A Form 8-K was filed on May 24, 1995, under Item 5, Other Material Events, and on July 13, 1995, under Item 5, Other Material Events.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date:  August 11, 1995             Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance and Treasurer




















                                    -20-