Form 10-Q
period 1995-09-30
MAINE PUBLIC SERVICE CO
filed 1995-11-14
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


    For Quarter Ended September 30, 1995     Commission File Number   1-3429


                       MAINE PUBLIC SERVICE COMPANY
          (Exact name of registrant as specified in its charter)




                        MAINE                         01-0113635
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)




      209 State Street, Presque Isle, Maine                    04769
     (address of principal executive offices)                (Zip Code)



     Registrant's telephone number, including area code      207-768-5811


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





                                                                   Form 10-Q
                         PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including an income statement for the quarter ended September 30, 1995 and for the corresponding period of the preceding year; a balance sheet as of September 30, 1995, and as of December 31, 1994, the end of the Company's preceding fiscal year; and a statement of cash flows for the period January 1 (beginning of the fiscal year) through September 30, 1995, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the companies at September 30, 1995 and December 31, 1994, and the results of their operations and their cash flows for the nine months ended September 30, 1995.

































                                      -2-
                 MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
               (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended Nine Months Ended
                                           September 30,     September 30,
                                           1995     1994     1995     1994


Operating Revenues                        12,273   12,463   40,300   43,355
Operating Expenses
   Purchased Power                         7,970    7,281   23,460   21,061
   Other Operation and Maintenance           952    1,626    5,309    8,959
   Depreciation and Amortization (Note 2)  1,070    1,054    3,210    3,162
   Taxes Other Than Income                   363      373    1,197    1,202
   Provision for Income Taxes (Note 3)       502      559    2,071    2,795
        Total Operating Expenses          10,857   10,893   35,247   37,179
Operating Income                           1,416    1,570    5,053    6,176
Other Income (Deductions)
   Equity in Income of Associated Companies   91       92      267      272
   Allowance for Equity Funds Used During
      Construction                             1        2        3        5
   Other Income Taxes (Note 3)               (14)     (51)     (67)     (88)
   Other - Net                                33       56       33       38
Total                                        111       99      236      227
Income Before Interest Charges             1,527    1,669    5,289    6,403
Interest Charges
   Long-Term Debt and Notes Payable          938      963    2,821    2,892
   Less Allowance for Borrowed Funds
      Used During Construction                 0       (1)      (1)      (2)
Total                                        938      962    2,820    2,890
Net Income Available for Common Stock        589      707    2,469    3,513

Average Shares Outstanding (000's)         1,617    1,617    1,617    1,619
Earnings Per Share of Common Stock         $0.36    $0.44    $1.53    $2.17
Dividends Declared per Common Share        $0.46    $0.46    $1.38    $1.38





          The accompanying notes are an integral part of these financial statements.









                                      -3-
                    MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in Thousands)
                                              September 30, December 31,
ASSETS                                             1995        1994
Utility Plant
   Electric Plant in Service                       89,427     89,625
   Less Accumulated Depreciation                   41,162     39,714
      Net Electric Plant in Service                48,265     49,911
   Construction Work-in-Progress                    2,885        571
        Total                                      51,150     50,482
Investment in Associated Companies
   Maine Yankee Atomic Power Company                3,568      3,391
   Maine Electric Power Company, Inc.                  65         65
        Total                                       3,633      3,456
        Net Utility Plant and Investments          54,783     53,938
Current Assets
   Cash and Temporary Investments                     887      2,618
   Deposits for Interest and Dividends                744        744
   Accounts Receivable - Net                        4,705      5,070
   Unbilled Revenue                                 1,577      2,414
   Deferred Fuel and Purchased Energy               5,051        535
   Inventory                                        1,277      1,289
   Prepayments                                      1,202        537
      Total                                        15,443     13,207
Other Assets
   Recoverable Seabrook Costs                      35,785     37,074
   Regulatory Asset - SFAS 109 & 106               16,547     16,212
   Other                                            4,002      1,986
      Total                                        56,334     55,272
Total Assets                                      126,560    122,417

CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                                 13,071     13,071
      Paid-in Capital                                  38         38
      Retained Earnings                            40,090     39,853
      Treasury Stock, at cost                      (5,714)    (5,714)
         Total                                     47,485     47,248
    Long-Term Debt (less current maturities)       36,120     37,435
Current Liabilities
   Long-Term Debt Due Within One Year               1,315         65
   Accounts Payable                                 4,456      4,080
   Notes Payable                                    1,000          0
   Deferred Income Taxes Related to Fuel            2,015        214
   Dividends Declared                                 744        744
   Customer Deposits                                   69         74
   Taxes Accrued                                      210         92
   Interest Accrued                                   286      1,021
      Total                                        10,095      6,290



Deferred Credits
   Deferred Income Tax                             28,794     28,036
   Investment Tax Credits                             879        937
   Provision for Rate Refund                          213          0
   Miscellaneous                                    2,974      2,471
      Total                                        32,860     31,444
Total Capitalization and Liabilities              126,560    122,417

          The accompanying notes are an integral part of these financial statements.











































                                      -4-
                    MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                  CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)
                             (Dollars in Thousands)
                                                 Nine Months Ended
                                                    September 30,
                                                    1995    1994
Cash Flow From Operating Activities
   Net Income                                      2,469    3,513

  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operations
     Depreciation and Amortization                 1,929    1,881
     Amortization of Seabrook Costs                1,281    1,281
     Deferred Income Taxes                         2,453      (53)
     AFUDC                                            (3)      (7)
     Change in Deferred Regulatory and Debt       (1,976)   1,237
     Change in Refundable/Deferred Revenues          213     (120)
     Change in Benefit Obligation                    201      308
     Change in Current Assets and Liabilities     (4,215)    (478)
     Other                                           (65)      17
Net Cash Flow from Operating Activities            2,287    7,579

Cash Flow From Financing Activities
   Dividend Payments                              (2,232)  (2,232)
   Purchase of Common Stock                            0   (1,143)
   Drawdown of Tax-Exempt Bonds Proceeds               0    1,111
   Retirements on Long-Term Debt                     (65)     (65)
   Short Term Borrowings, Net                      1,000        0
   Non Utility Property & Other                        0       (2)
Net Cash Flow Used For Financing Activities       (1,297)  (2,331)

Cash Flow Used For Investing Activities
   Withdrawal of (Investment in) Restricted            0      170
   Investment in Electric Plant                   (2,721)  (2,918)
Net Cash Used For Investment Activities           (2,721)  (2,748)

Increase (Decrease) in Cash and Temporary In      (1,731)   2,500
Cash and Temporary Investments at Beginning        2,618    1,392
Cash and Temporary Investments at End of Per         887    3,892

Change in Current Assets and Liabilities Providing
   Cash From Operating Activities
      Accounts Receivable                            364    2,428
      Unbilled Revenue                               837      845
      Inventory                                       12      129
      Deferred Fuel and Purchased Energy Cos      (4,516)  (1,449)
      Other Current Assets                          (664)    (879)
      Accounts Payable & Accrued Expenses           (242)  (1,531)
      Other Current Liabilities                       (6)     (21)
   Total Change                                   (4,215)    (478)



Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                        3,353    3,396
   Income Taxes                                      396    4,356

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

          Recoverable Seabrook Costs at September 30, 1995 are as follows:

                                         (Dollars in Thousands)
                               Recoverable
                              Seabrook Costs              Accumulated
                                   (Net)      In Rates    Amortization


          Unit 1 - Retail      $   26,382    $  37,141   $   (10,759)
                 - Wholesale        6,246        8,018        (1,772)
                 - Total           32,628       45,159       (12,531)

          Unit 2 - Retail           3,120        5,995        (2,875)
                 - Wholesale           37        2,033        (1,996)
                 - Total            3,157        8,028        (4,871)

               TOTAL           $   35,785    $  53,187   $   (17,402)

                                      -6-
        3.  INCOME TAXES
          A summary of Federal and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)".

          (Dollars in Thousands)   Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                      1995      1994        1995     1994
          Current income taxes     $  (440)  $   201     $  (315)  $ 2,936
          Deferred income taxes        976       429       2,511         5
          Investment credits           (20)      (20)        (58)      (58)

          Total income taxes       $   516   $   610     $ 2,138   $ 2,883

          Allocated to:
          Operating Income         $   502   $   559     $ 2,071   $ 2,795
          Other income                  14        51          67        88

          Total                    $   516   $   610     $ 2,138   $ 2,883


          In 1993, the Company adopted the provisions of SFAS 109. The Company reported the implementation of the standard as a change in accounting principle with no cumulative effect on prior earnings. The adoption of SFAS 109 increased deferred income taxes by $17.3 million and also resulted in the establishment of a net regulatory asset of $17.3 million. The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of September 30, 1995 and December 31, 1994.

                                                   (Dollars in Thousands)
                                                September 30,   December 31,
                                                    1995            1994
          Seabrook                                $19,992         $20,214
          Property                                  9,172           8,985
          Regulatory expenses                       1,010             142
          Investment tax credits                     (622)           (622)
          Pension and postretirement benefits        (290)           (251)
          Other                                      (468)           (432)
          Net accumulated deferred income taxes   $28,794         $28,036

        4.  POSTRETIREMENT HEALTH CARE BENEFITS

           In 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"(SFAS 106), which requires the accrual of postretirement benefits, such as health care benefits, during the years an employee provides service to the Company. The MPUC has adopted a rule which adopts SFAS 106 for ratemaking. The rule requires the Company to establish and make payments to an independent external trust fund for the purpose of funding future postretirement health care costs at such time as customers are paying for these costs in their rates. The MPUC has issued an accounting order that allows the Company to account for the implementation of SFAS 106 by deferring these expenses until the Company's next base rate proceeding. Based on this accounting order, the Company has established a regulatory asset of approximately $1,013,000, representing deferred postretirement benefits subject to future ratemaking.

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

        5. SUBSEQUENT EVENT

          As explained in the legal proceedings section of this Form 10-Q, item 1(c), under the rate plan stipulation approved on November 13, 1995, the Company has agreed to write-off and not recover from its retail customers the following amounts:

          a) $4,845,812, net of income taxes, of its investment in Seabrook previously allocated to the wholesale customers.

          b) $1,370,000, net of income taxes, in other plant investment, ie. rate base, except transmission plant, previously associated with the wholesale customers, and

          c) $3,500,000 in deferred fuel, $2,104,000, net of income taxes.

Item 2.   Management's Analysis of Quarterly Income            Form 10-Q
          Statements

                          Results of Operations

          Earnings per share and related information for the third quarter and nine months ended September 30, 1995 along with the corresponding information for the previous year are as follows:

                                   Third Quarter       Nine Months Ended
                                   September 30,       September 30,

                                   1995      1994      1995      1994

          Earnings per share       $ .36     $ .44     $1.53    $2.17

          Net income
          available for Common
          Stock - in Thousands     $  589    $  707    $2,469  $3,513

          For the third quarter of 1995 compared to the same quarter last year, the decrease in consolidated earnings per share of $.08 is attributable to the following:
                                                        Increase
                                                       (Decrease)

          Decrease in retail base revenues principally
            due to 2,061 MWH decrease in sales.        $ (.09)

          Decrease in base revenues-sales for resale     (.09)

          Decrease in Maine Yankee capacity expenses      .20

          Decreased base revenues due to decreased
            power marketing sales                        (.04)

          Other                                          (.06)
               Total                                   $ (.08)

                                                               Form 10-Q
                     Part 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

               Consolidated operating revenues for the quarter ended September 30, 1995 and 1994, are as follows:

                                   1995                     1994

(Dollars in Thousands)          $       MWH              $        MWH
Retail:
          Base                7,147                    7,349
          Fuel                2,789                    2,526
               Total          9,936   111,765          9,875    113,826
Sales for Resale:
          Base                  628                      827
          Fuel                  962                      724
               Total          1,590    26,344          1,551     24,883
Total Primary Sales          11,526   138,109         11,426    138,709
Secondary Sales                 163     5,603            246     13,158
Other Revenues/Rev. Adjust.     584                      791
Total Operating Revenues     12,273   143,712         12,463    151,867


          Primary sales for the third quarter of 1995 of 138,109 MWH decreased only 600 MWH from the same period last year. Public authorities decreased by 1,877 MWH, of which 1,853 MWH is due to the closure of Loring Air Force Base in September 1994. Residential sales decreased 955 MWH due primarily to the economic effect of the air base closure. Partially offsetting these decreases were an increase of sales for resale of 1,461 MWH, primarily Houlton Water Company, and an increase of 771 MWH to commercial and industrial customers.

          Retail base revenues for the third quarter of 1995 were $7,147,000 compared to $7,349,000 for the same period of 1994, reflecting the decrease in retail sales discussed in the previous paragraph. Although sales for resale for the quarter increased, as previously mentioned, base revenues decreased from $827,000 for the third quarter of 1994 to $628,000 for the third quarter of 1995. The Company has fixed rate contracts with its three wholesale customers served in the United States, representing 83% of these sales. Revenues collected from these customers are first allocated to the recovery of fuel costs. With the extended outage of Maine Yankee which continued during the third quarter of 1995, fuel

                                                               Form 10-Q
                     Part 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)



          revenues collected in the quarter were $238,000 higher than last year, reflecting the collection of the additional replacement power costs. As previously reported by the Company in its 1994 Annual Report and Form 10-K, Houlton Water Company (Houlton), the Company's largest customer and a sales for resale customer, will not be served by the Company starting on January 1, 1996. For the third quarter of 1995, Houlton represented 11.2% of total MWH sales and 8.7% of total operating revenues. During the third quarter of 1994, secondary sales of the Company's Wyman Unit No. 4 and Maine Yankee entitlements for varying lengths of time were made at prevailing market rates. Since Maine Yankee was not available for the same period in 1995, secondary sales for the quarter were limited to Wyman No. 4 entitlements.

          For the third quarters ended September 30, 1995 and 1994, total operating expenses were $10,857,000 and $10,893,000, respectively. The changes in operating expenses and energy sources are as follows:
                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                      (694)      (63,062)
               Wheelabrator-Sherman               (29)       (1,673)
               NB Power                         1,186        59,949
               System Purchases                   226         7,424

                                                  689         2,638
          Deferred Fuel                          (677)
          Generating Expenses                      11       (12,295)
          Other Operation & Maint. Expenses      (  8)
          Depreciation and Amortization
            Expenses                               16
          Income Taxes                           ( 57)
          Taxes Other than Income                ( 10)
               Total                             ( 36)      ( 9,657)


          Maine Yankee was out of service for the entire third quarter of 1995. After experiencing problems with its steam generators starting in early January of 1995, Maine Yankee started its scheduled refueling and maintenance outage. In

                                                               Form 10-Q
                     Part 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)



          late March, Maine Yankee reported an increased rate of degradation of the plant's steam generator tubes. After reviewing several options, Maine Yankee chose to sleeve all the steam generator tubes. While this sleeving is done, Maine Yankee has reduced normal operating expenses. Maine Yankee is expected to return to normal operations by the end of 1995.
          As discussed in the next section, "Maine Yankee", the Company is deferring these sleeving costs as an element of its rate plan. Hydro generation decreased by 12,213 MWH due to abnormally low rain fall during the quarter. With the reduced hydro generation and the unavailability of Maine Yankee, purchases from NB Power and system purchases had to be increased by 59,949 MWH and 7,424 MWH, respectively. Deferred fuel expenses decreased by $677,000, since fuel costs, principally Maine Yankee replacement power costs, exceeded collected fuel revenues. Although the total other operation and maintenance expense decreased by $8,000, administrative and general expenses increased by $107,000 due to increased medical and regulatory expenses, while transmission expenses decreased $103,000.

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

          The sleeving of the steam generator tubes is estimated to cost approximately $40 million, with the Company's share being $2 million. Maine Yankee projects that the plant will return to service by the end of 1995. While Maine Yankee is being repaired, the additional costs for replacement power averages $500,000 to $600,000 per month. These replacement power costs have traditionally been subject to collection under the fuel adjustment clause.


          As explained in the Legal Proceedings Section of this Form 10-Q, item 1(c) under the rate plan stipulation, on November 13, 1995, the Maine Public Utilities Commission (MPUC) approved the Company's rate plan. As an element of the rate plan, the Company eliminated the fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company, an independent power producer. As part of the Stipulation, $3.5 million of the replacement power costs associated with the Maine Yankee outage will be written off in 1995, $500,000 will be amortized over the four-year rate plan period, and an estimated $2 million deferred. The rate plan also includes a mechanism to handle similar unexpected Maine
          Yankee outages during the rate plan period.   In addition, the
          Stipulation allows for the five-year amortization of the sleeving expenses.

          Caribou Units to be Inactivated

          Reference is made to the Company's Form 8-K dated July 13, 1995 in which the Company reported that, at a regular meeting on July 7, 1995, the Board of Directors authorized placing on inactive status Steam Units 1 and 2 of the Company's Caribou Generating Facility in Caribou, Maine. The Company will lay-up the Units by January 1, 1996 and expects that they will remain inactive for five years or longer. These two units, which represent 23 MW of capacity, have become surplus to the Company's needs due to the closure of Loring Air Force Base

                                                               Form 10-Q
                     Part 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)



          and the loss in 1996 of the Company's largest customer, the Houlton Water Company. During the Units' inactive period, the plant equipment will be protected and maintained by the installation of a dehumidification system that will permit the Plant to return to service in approximately six months.

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

          Net cash flows from operating activities were $2,287,000 for the first nine months of 1995. For the period, $2,721,000 was invested in electric plant, $2,232,000 was paid in dividends and $65,000 was used to reduce long-term debt. Cash flows for 1995 have been impacted by the reduction in earnings and the previously mentioned replacement power purchases during the Maine Yankee outage. The Company borrowed $1,000,000 through the revolving credit arrangement on September 28, 1995.







                                     -14-
                                                               Form 10-Q
                     Part 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)



          For the nine months ended September 30, 1994, net cash flows from operating activities were $7,579,000 and the remaining $1,111,000 was withdrawn from its tax-exempt bond escrow account. For the first nine months of 1994, the Company invested $2,918,000 in electric plant, paid $2,232,000 in dividends, reduced long term debt by $65,000 and purchased 43,000 shares of common stock for $1,143,000 as the Company resumed the stock repurchase program.

          On May 1, 1995, the Company filed for a proposed increase in rates of approximately $5 million, and as an alternative, a five-year rate plan with the Maine Public Utilities Commission
          (MPUC). See "Legal Proceedings", paragraph l(c) for a more complete description of a Stipulation approved by the parties in the case. The rate plan will assist the Company in dealing with the economic uncertainties that lay ahead with the loss of Loring and Houlton. The Plan provides stable, predictable rates for our customers, economic development rates to encourage investment in our service territory, and competitive returns for our shareholders.

























                                     -15-
                                                              FORM 10-Q

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

          (c) Multi-year Rate Plan is Approved for the Company by the MPUC in Maine Public Service Company Re: Proposed
               Increase in Retail Rates, MPUC Docket No. 95-052

               On May 1, 1995, Maine Public Service Company filed with the Maine Public Utilities Commission a proposed increase in the rates it charges its retail customers. The Company at the same time filed a five-year rate plan which, if approved, will result in new rates beginning in January, 1996 as detailed below. Reference is made to the Company's Form 10-Q for the quarter ended June 30, 1995 for a complete description of the Company's filed rate plan.






                                     -17-
                                                              FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               In general, the Company's five-year rate plan provided for total annual average increases in retail rates, including fuel, in accordance with the following schedule:

               1996 -    4.5%           $2.2 million
               1997 -    4.5%            2.3 million
               1998 -    3.5%            1.9 million
               1999 -    3.0%            1.7 million
               2000 -    3.0%            1.7 million

               As part of its plan, the Company proposed to eliminate the annual fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company (W/S). The Company's plan included deferrals of up to $3 million annually of its W/S power costs and the deferral of any uncollected fuel costs under the present fuel clause as approved in Docket 95-001 (see item (a) above) now estimated to be approximately $6 million. The Company proposed to begin collecting the deferred costs, in an amount of up to $21 million, in 2001.

               The Company also proposed to write off and not recover in rates approximately $4.9 million, net of income taxes, of its remaining investment in the Seabrook project previously supported by rates to its wholesale customers, principally the Houlton Water Company, which will begin purchasing its full requirements from another supplier beginning January 1, 1996.

               In its rebuttal filing on September 22, 1995, the Company further proposed a sharing mechanism based on an allowed return on equity (ROE) of 11.75%. Under this profit-sharing mechanism, earnings in excess of the proposed ROE are shared equally by stockholders and customers via rate reductions or reductions in the W/S deferral. If earnings are less than 300 basis points below the proposed ROE, that loss is borne by shareholders; if earnings are less than 300 basis points above the ROE, both the excess would be retained by shareholders and half would be used to reduce the W/S deferral. If earnings are more than 300 basis points below the proposed ROE, shareholders and customers would bear the loss equally; similarly, earnings of more than 300 basis points in excess of the ROE would be shared equally.


                                     -18-
                                                              FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               The Company's rate plan was vigorously opposed by both the MPUC Staff and the Maine Public Advocate. Both these parties took the position that no expenses or investment previously associated with any of the Company's sales to its wholesale customers should be borne by its retail customers. As a result, the MPUC Staff, for example, proposed an increase of 4.4% in 1996, but only 2.2% for each year of the plan thereafter. Moreover, neither the MPUC Staff nor the Public Advocate proposed allowing any deferral of the W/S expenses or deferred fuel.

               After extensive negotiations, the Company, the MPUC Staff and the Public Advocate filed a Stipulation with the Commission on November 6, 1995, which established a four-year rate plan for the Company. The one remaining party to this proceeding, McCain Foods, Inc., opposed this Stipulation. After a hearing on November 13, 1995, the MPUC approved this Stipulation over the objection of McCain Foods, Inc.

               Under the terms of the Stipulation, the Company has the right to receive the following increases:

               January 1, 1996          4.4%           $2.1 million
               February 1, 1997         2.9%            1.4 million
               February 1, 1998         2.75%           1.4 million
               February 1, 1999         2.75%           1.4 million

               These increases will be subject to increases or decreases resulting from the operation of the profit-sharing mechanism, as well as the mandated costs and plant outage provisions described below. The Company agreed that it will seek no other increases, for either base or fuel rates, except as provided under the terms of the rate plan. There will be no fuel clause adjustments during the term of the plan.

               The Company has agreed to write off, in 1995, and not collect in retail rates the following amounts:

                    (a)  $4,845,812, net of income taxes, of its
               investment in Seabrook previously allocated to wholesale sales.

                    (b) $1,370,000, net of income taxes, in other plant investment, i.e. rate base, except transmission plant, previously associated with the wholesale customers.
                                     -19-
                                                              FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

                    (c)  $3,500,000 ($2,104,000, net of income taxes) in
               deferred fuel (see item (a) above).

               The total amount of the write-offs, net of income taxes, in 1995 are approximately $8,320,000, or approximately $5.14 per share of common stock.

               As a condition of the Stipulation, the Company has filed for waivers for interest coverage tests under its revolving credit arrangement and the letter of credit supporting the public utility revenue bonds, 1991 series. Unless these write-offs are considered extraordinary for purposes of the interest coverage tests, the Company will be in violation of these interest coverage tests. The Company is discussing this matter with the participating banks and expects a resolution shortly.

               The Company will also be permitted to defer an amount of $1.5 million annually of the costs of the W/S purchases over the term of the rate plan. The approved rate plan provides that the Company can seek recovery of this deferred amount (up to a total of $6 million) in rates beginning in the year 2001, after the current term of the W/S contract has expired. The Company will further amortize over each of the four years of the rate plan, $300,000, net of income taxes, in deferred fuel with the remainder, currently estimated to be $1,200,000, net of income taxes, being deferred until the year 2000.

               The approved rate plan further provides for the following treatment of the Maine Yankee steam generator sleeving costs (see Part 1, item 2 above under Maine Yankee): the Company will amortize its share of these costs in equal amounts over a five-year period beginning on January 1, 1996. At the expiration of the rate plan, the remaining one-fifth of the costs will be amortized in 2000 subject to rate treatment at that time.

               The approved rate plan contains a profit-sharing mechanism based upon a target return of equity (ROE) of 11%. This profit-sharing mechanism will apply only to the last two rate increases scheduled to occur on February 1, 1998 and February 1, 1999. As part of this review process, the target ROE will be subject to adjustment based on an index by averaging over a twelve-


                                     -20-
                                                              FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               month period the dividend yields on Moody's group of 24 electric utilities and Moody's utility bond yields. The profit-sharing mechanism works as follows:

               If the Company's ROE exceeds the target ROE by less than 300 basis points, this gain accrues entirely to shareholders. Similarly, any loss of up to 300 basis points below the target ROE is borne entirely by the shareholders.

               All earnings of 300 or more basis points below the target ROE will be shared equally by shareholders and customers. All earnings of 300 or more basis points above the target ROE must first be applied to reduce any of deferred W/S costs described above. Any remaining excess earnings will be shared equally by customers and shareholders.

               The plan also allows the Company to terminate the rate plan and file for rate increases under traditional rate application procedures if its earnings fall 500 or more basis points below the target ROE during any twelve-month period during the term of the plan.

               The method agreed to by the parties for measuring earned ROE for the purpose of the profit-sharing mechanism and rate termination provision described above, allocates various revenues and expenses between the wholesale and retail jurisdictions using allocators that, in part, reflect the Company's 1994 allocations. With the loss of sales to Houlton Water Company beginning in 1996, the Company estimates that the use of the agreed-upon allocators will produce a calculation of earnings for the profit-sharing and termination mechanisms that could be as much as 400 basis points above the Company's actual ROE. Because of this disparity, the Stipulation provides that the agreed-upon allocation methodology will not apply if the use of those allocators will require the Company, using Generally Accepted Accounting Principles
               (GAAP) to write off any additional assets. In that event, the parties have agreed to develop a different method for calculating profit-sharing and termination that will not require the Company to write off any additional assets.




                                     -21-
                                                              FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               The plan also provides that if either Maine Yankee or Wheelabrator-Sherman cease operation for more than six months, the Company shall be allowed to adjust its allowed rate increases by 50% of the net costs or net savings resulting from the outage, together with any carrying costs on the balance deferred. Any net costs or net savings during the first six months of the outage would accrue entirely to shareholders.

               The plan further contains a mechanism for allocating the savings resulting from any restructuring of the W/S contract during the term of the plan. Any savings would be allocated first to the W/S deferred costs accumulating at $1.5 million annually, then to the deferred fuel balance as of December 31, 1995 being deferred until 2000, next to eliminate any on-going W/S deferrals and finally, any savings that remain will be allocated 95% to customers and 5% to shareholders.

               The plan provides that the Company can flow through to customers at the time of the scheduled rate increases, increases or decreases resulting from certain mandated costs, such as tax or accounting changes, but not costs resulting from natural disasters. To qualify, a mandated cost must receive MPUC approval, must be beyond the control of the Company's management, must effect the Company specifically or the electric utility generally and must exceed $300,000 in annual revenue requirements.

               The Stipulation also provides for a number of accounting orders. Among these are orders: permitting the Company to amortize deferred post-retirement benefits other than pension (SFAS 106) expenses in equal amounts over a ten-year period beginning January 1, 1996, along with the recovery of current year SFAS 106 costs; permitting the Company to continue rate base treatment for unrecovered plant costs and depreciation on the Caribou Steam Units as well as the deferral and amortization over five years of the reduction in force expenses (including pension expenses under SFAS 88) resulting from the closing of those units; and continued deferral and amortization of replacement power and capacity costs associated with Maine Yankee scheduled outages. Finally, the Stipulation clarifies that the rate plan is not deregulation for accounting purposes and provides for the continuing


                                     -22-
                                                              FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               recovery in rates of certain "regulatory assets", such as the retail portion of the Company's Seabrook investment, previously allowed by the MPUC.

               Moreover, on July 31, 1995, the MPUC approved a Partial Stipulation in this Docket signed by the Company, the MPUC Staff and the Public Advocate that would permit the Company the ability to offer reduced prices to industrial customers or targeted customer classes. The Company filed a reduced rate for residential space heat customers and a special economic development rate for new commercial and industrial loads. The MPUC approved the residential space heat rate on October 23, 1995.

          (d) Peoples Heritage Bank v. Maine Public Service Company U.S. District Court (D. ME) Civil Action No. 95-0180-B

               On September 18, 1995, Peoples Heritage Bank filed against the Company a civil action for declaratory and monetary relief seeking recovery for response costs, damages and attorneys fees incurred because of the release of hazardous substance at a site in Presque Isle, Maine. In 1992, Peoples Heritage purchased the property and shortly thereafter discovered that the soil at the site was contaminated with polychlorinated biphenyls
               (PCBs) which it now alleges originated with two electrical transformers placed on the site by the Company. Peoples Heritage claims to have spent in excess of $250,000 to remove the PCB contaminated soil and seeks reimbursement of this amount.

               The suit is brought pursuant to the Comprehensive
               Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Federal Declaratory Judgment Act and under common law grounds of strict liability for abnormally dangerous activities, negligence and trespass.

               The Company has denied liability in this matter but cannot predict the outcome of this action.








                                     -23-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          Maine Yankee

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - none.

          (b)  Reports on Form 8-K - none.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date:  November 14, 1995           Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance and Treasurer











                                 -24-