Form 10-K
period 1995-12-31
MAINE PUBLIC SERVICE CO
filed 1996-03-27
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                     FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995.  Commission File No. 1-3429
                           Maine Public Service Company


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates at March 15, 1996: $31,536,375.

     The number of shares outstanding of each of the issuer's classes of common stock as of March 15, 1996.

                  Common Stock, $7.00 par value - 1,617,250 shares

                        DOCUMENTS INCORPORATED BY REFERENCE

1. The Company's 1995 Annual Report to Stockholders is incorporated by reference into Parts I, II and IV.

2. The Company's definitive proxy statement, to be filed pursuant to Regulation 14A no later than 120 days after December 31, 1995, which is the end of the fiscal year covered by this report, is incorporated by reference into Part III.

                               (Page 1 of 39 pages)






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

     The Subsidiary is primarily a hydro-electric generating company. It owns and operates the Tinker hydro plant in New Brunswick, Canada, and sells to the Company the energy not needed to supply its wholesale New Brunswick customer. During 1995, sales to the Company amounted to 92,538 MWH out of the 116,513 MWH generated for sale at Tinker.

     The Company and the Subsidiary's net energy production, including generated and purchased power, required to serve all customers, was 661,700 MWH for the twelve months ended December 31, 1995. The following table sets forth the sources from which the Company and the Subsidiary obtained their power requirements in 1995.

                                   1995 Megawatt-hours Generated
     Sources of Power                      or Purchased
Net Generation:
     Hydro                                   121,252
     Steam                                    22,867
     Diesel                                    1,046
     Total                                   145,165
Purchases:
     Nuclear Generated                         9,718
     Fossil Fuel Generated                   382,530
     Biomass Generated                       125,736
       Total                                 517,984
Inadvertent Received                          (1,449)
Total System                                 661,700

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

      Financial Information about Foreign and Domestic Operations

                    Financial Information Relating
                  To Foreign and Domestic Operations
                    (In Thousands of U.S. Dollars)

                                   1995           1994         1993

Revenues from
Unaffiliated Customers:
  Company-United States            54,553         57,600        59,886
  Subsidiary-Canada                   694            706           690

Intercompany Revenues:
  Company-United States               719             646          649
  Subsidiary-Canada                 1,877          1,824         2,312

Operating Income:
  Company-United States             3,997          7,932         8,347
  Subsidiary-Canada                   367            387           579

Income before Extraordinary Items
  Company-United States               503          4,469         4,687
  Subsidiary-Canada                   418            377           614

Extraordinary Items, Net of Tax
  Company-United States            (6,236)           -              -

Net Income (Loss)
  Company-United States            (5,733)         4,469         4,687
  Subsidiary-Canada                   418            377           614

Identifiable Assets:
  Company-United States           106,906        115,912       118,323
  Subsidiary-Canada                 6,936          6,463         6,613


     The identifiable assets, by company, are those assets used in each company's operations, excluding intercompany receivables and investments.

                                PART I                       Form 10-K
     Source of Revenues

          In 1995, consolidated operating revenues totaled $55,246,626. The percentages of revenues derived from customer classes are as follows:

                                                        %

          Residential                                 34.5
          Small Commercial and Industrial             28.5
          Large Commercial and Industrial             17.1
          Public Authorities                           1.6
          Sales to Wholesale Customers for Resale     12.6
          Other Sales and Other Revenues               5.7
            Total                                    100.0


     Sales to wholesale customers for resale includes three wholesale customers that entered into various contracts with the Company. These contracts contained rates lower than those typically allowed under FERC's traditional ratemaking. Capitalizing on the availability of low cost power in New England, the wholesale customers issued a request for a proposal in September, 1994 for their purchased power requirements effective January 1, 1996. Houlton Water Company (Houlton), the Company's largest customer, selected an offer from another utility, and began taking service from that utility starting January 1, 1996. In 1995, sales to Houlton, under an earlier contract, represented 11.1% of the Company's consolidated MWH sales and 8.4% of consolidated operating revenues. The remaining wholesale customers, Van Buren Light and Power District (Van Buren) and Eastern Maine Electric Cooperative, Inc. (EMEC) selected the Company's six-year proposal, which cannot be terminated before December 31, 1998. The new rates for these two customers were effective January 1, 1995. Van Buren and EMEC represented 4.3% of consolidated MWH sales and 3.0% of consolidated operating revenues.

     The closing of Loring Air Force Base (Loring) was completed in September, 1994, and accounts for the small percentage of total revenues from Public Authorities. In 1993, when the Base was operating for the entire year, Loring accounted for 7.3% of consolidated MWH sales and 5.7% of consolidated operating revenues. A civilian authority is now the caretaker of the facility charged with finding tenants. The Department of Defense has established a Defense Finance and Accounting Service Center, which will employ approximately 600 people when fully implemented. In addition, Loring has been chosen as a Jobs Corp Center, which is scheduled to open in 1996.

     The Company has offered load retention rates to several major industrial customers. These customers have the option to self-generate;

                                PART I                       Form 10-K

however, the Company believes it can compete with self-generation. The Company's proposals have been accepted by two major customers, pending execution of the final contracts. Any load retention rates must be approved by the Maine Public Utilities Commission.

     On November 13, 1995, the Maine Public Utilities Commission approved a Stipulation signed by Maine Public Service Company, the Commission Staff and the Maine Public Advocate, but opposed by McCain Foods, Inc. This Stipulation, which became effective January 1, 1996, established a multi-year rate plan for the Company that will provide our customers with predictable rates through 1999 and shares operating risks and benefits between the Company's shareholders and customers. For more information on the rate plan, see Item 3(d) of the "Legal Proceedings" section of this Form 10-K.

     For additional discussion on revenues, see the 1995 Annual Report to Stockholders, pages 4 and 5, "Analysis of Financial Condition and Review of Operations-Operating Revenues and Energy Sales" and pages 9 to 11, "Regulatory Proceedings", which information is incorporated herein by reference.

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

     The generating facilities of the Company and Subsidiary meet the applicable current environmental regulations of State and Federal governments of the United States and Provincial and Dominion governments of Canada, except for the three diesel stations (12 MW) and the oil-fired generating plant located in Caribou, Maine (23 MW). As discussed in Item 2. "Properties" below, the oil-fired Steam Units 1 and 2 at the Caribou facility have been placed on an inactive status. The Maine Department of Environmental Protection (DEP), in response to the Company's application for air emission licenses, has indicated that the application did not demonstrate that Ambient Air Quality Standards and

                                PART I                       Form 10-K


Increments will not be violated. With the cooperation of the DEP Staff, the Company is studying what steps, if any, are required for licensing, and cannot determine at this time what, if any, additional capital expenditures may be required.

     See the 1995 Annual Report to Stockholders, pages 9 to 11,
"Analysis of Financial Condition and Review of Operations - Regulatory Proceedings", which information is incorporated herein by reference, for additional information on regulatory matters.

     Franchises and Competition

     Except for consumers served at retail by the Company's wholesale customers, the Company has practically an exclusive franchise to provide electric energy in the Company's service area.

     Employees

     The information with respect to employees is presented in the 1995 Annual Report to Stockholders, page 9, "Employees", which information is incorporated herein by reference.

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

     The Parent Company owns 5% of the Common Stock of the Maine Yankee Atomic Power Company (Maine Yankee). Maine Yankee owns and operates an 860,000 kilowatt nuclear generating plant in Wiscasset, Maine. The Company is entitled to purchase approximately 4.9% of the energy produced by the plant. During 1995, 1994 and 1993, purchases from Maine Yankee were $7,972,000, $9,645,000 and $8,760,000, respectively.

     The Maine Yankee Plant was out of service for most of 1995, while the Plant's steam generator tubes were resleeved. During a scheduled refueling and maintenance shutdown in February, 1995, an increased rate of degradation was detected in the tubes. The Company's share of the cost of the repair was approximately $1.3 million and repairs were complete by mid-December, 1995. On January 22, 1996, Maine Yankee attained the 90 percent level of the Plant's capacity. For further

                                PART I                       Form 10-K


discussion on the incremental operational and repair costs and their treatment, see 1995 Annual Report to Stockholders, pages 6 and 7, "Analysis of Financial Condition and review of Operations - Maine Yankee", which information is incorporated herein by reference.

     On March 15, 1996, Maine Yankee received from the NRC a copy of a petition filed with the NRC by Friends of the Coast - Opposing Nuclear Pollution, a Maine-based group, alleging certain deficiencies in the Plant's containment, piping, and pipe welds, dating from the time of the Plant's construction. The petition seeks a suspension of the Plant's operating license until the issues raised in the petition are resolved. The Company believes the petition is without merit, but cannot predict the result of the filing of the petition.

     For information with respect to the business, properties and legal proceedings and environmental matters relating to Maine Yankee, and the obligations of the Company in respect of Maine Yankee, see Exhibit 28(a), which information is incorporated herein by reference.

     The Company also owns 7.49% of the Common Stock of Maine Electric Power Company, Inc. (MEPCO). MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long which connects the New Brunswick Power (NB Power) system with the New England Power Pool. The MEPCO transmission line is also the path by which Maine Yankee and Wyman No. 4 energy is delivered northerly into the NB Power system and then wheeled to the Parent Company through its interconnection with NBEPC at the international border.

     Executive Officers

     The executive officers of the registrant are as follows:

                                                          Office
                                                       Continuously
     Name                                    Age        Held Since

Paul R. Cariani        President and Chief    55         6/1/94
                       Executive Officer

Frederick C. Bustard   Vice President,        58         6/1/90
                       Engineering & Operations

Larry E. LaPlante      Vice President,        44         6/1/94
                       Finance and Treasurer

Stephen A. Johnson     Vice President,        48         6/1/90
                       Customer Service and
                       General Counsel
                       Secretary and Clerk

                                PART I                       Form 10-K

     Paul R. Cariani has been an employee of the Company since November 1, 1977, starting as an Assistant to the Treasurer. In May 1978, he was appointed Assistant Treasurer until his election as Treasurer, Secretary and Clerk, on March 1, 1983. In May 1985, he was elected Vice President-Finance and Treasurer effective June 1, 1985. On February 25, 1992, Mr. Cariani was elected a Director of the Company to fill an existing vacancy on the Board. On May 11, 1993, he was elected Executive Vice President, Chief Financial Officer and Treasurer, effective June 1, 1993. Effective June 1, 1994, he was elected President and CEO, replacing the retiring G. Melvin Hovey. Mr. Hovey remains Chairman of the Board of Directors.

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

     Larry E. LaPlante has been an employee of the Company since
November 4, 1983, starting as Controller. In May, 1984, he was also appointed Assistant Secretary and Assistant Treasurer until his election as Vice President, Finance and Treasurer effective June 1, 1994.

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

     Each executive office is a full-time position and has been the principal occupation of each officer since first elected. All officers were elected to serve until the next annual election of officers and until their successors shall have been duly chosen and qualified. The next annual election of officers will be on May 14, 1996.

     There are no family relationships among the executive officers.

                                PART I                       Form 10-K

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

     Placing Steam Units 1 and 2 on inactive status will save the Company approximately $3.5 million over the next five years. These savings result primarily from a savings in operation and maintenance expense. The Company eliminated 12 positions at the Plant and offered a Company-wide voluntary early retirement program that was successful in avoiding involuntary termination of some of the employees whose positions at the units had been eliminated.

     Steam Unit No. 1 went into operation in the early 1950s and Unit
No. 2, in the mid 1950s. The Company still has a diesel generation station of approximately 7 MW and a hydro facility of approximately 1 MW and will continue to employ 11 employees at the Caribou facility.

     As of December 31, 1995, the Company and Subsidiary had approximately 443 pole miles of transmission lines and the Company owned approximately 1,591 miles of distribution lines.

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

               The FERC issued the Company a 30-year license on December 4, 1991. On January 4, 1992, however, the U.S. Department of the Interior, which had been a party to previous negotiations, petitioned the FERC to reconsider its December 4, 1991 license approval. Alleging certain procedural irregularities, the Department of the Interior asked the FERC to revoke the December 4, 1991 license and to require the Company to undertake additional measures to protect and enhance the fish and wildlife resources affected by the project. On February 7, 1996, the FERC issued its Order denying the Department of the Interior's request.

          (b) Maine Public Utilities Commission, Re: Electric Utility Industry Restructuring Study, Docket No. 95-462.

               In 1995, the Maine Legislature passed Resolve 89 "To Require a Study of Retail Competition in the Electric Utility Industry" (the "Resolve"), to begin a process for developing recommendations on the future structure of the electric utility industry in Maine. The process included the appointment of a Work Group on Electric Utility Restructuring to develop a plan for the orderly transition to a competitive market for retail purchases and sales of electricity. The Company participated in this Work Group, which was unable to reach a consensus on a recommended plan by its reporting deadline.

               The Resolve also directed the MPUC to conduct a study to develop at least two plans for the orderly transition to

                                 - 10 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               retail competition in the electric utility industry in Maine and to submit a report of its findings by January 1, 1997. One plan would be designed to achieve "... full retail market competition for purchases and sales of electric energy by the year 2000" and the other to achieve a more limited form of competition. The Resolve also stated that the MPUC's findings would have no legal effect, but would "... provide the Legislature with information in order to allow the Legislature to make informal decisions when it evaluates these plans."

               On December 12, 1995, the MPUC issued a Notice of Inquiry (the "Notice") initiating its study. In the Notice, the MPUC solicited detailed proposals and plans for achieving retail competition in Maine by the year 2000 and requested the proposals include specific plans for an orderly transition to a more competitive market. The Notice required that plans and proposals be filed with the MPUC by interested parties no later than January 31, 1996, and outlined a schedule calling for submittal of a final report to the Legislature in December, 1996.

               On January 30, 1996, the Company filed its restructuring proposal with the MPUC. The major elements of this proposal are:

               (a) The separation of the Company's generation assets (including contracts and entitlements) from its transmission and distribution assets. The Company suggested this separation could be accomplished by either a functional separation of generation from distribution and transmission within the Company's existing corporate structure or by separating generation, on the one hand, and distribution and transmission, on the other, into two wholly-owned subsidiaries. The Company strongly opposes any recommendation that it be required to divest itself of its generation assets.

               (b) The economic and resource planning regulation of generation would cease. The FERC would continue to regulate transmission, and distribution would remain a franchised monopoly subject to continued regulation by the MPUC. The owner of the distribution system would be obligated to connect all willing customers.

                                 - 11 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               (c) If certain necessary changes in the operation and management of the regional transmission grid are in place, all retail customers in Maine would, by the year 2000, be entitled to purchase electric energy directly from any entity that wished to supply it to them.

               (d) The Company would be entitled to full recovery of all its stranded costs. This recovery would be accomplished by a charge on the distribution system that would apply to all retail customers. In its filing, the Company estimates that its stranded costs could be as high as $68 million. This amount consists primarily of the above-market costs of the Company's contract with Wheelabrator-Sherman, a non-utility generator, estimated at $44 million and deferred regulatory assets, such as its Seabrook investment of $24 million.

               The Company's proposal, however, was only one of over a dozen received by the MPUC in response to its Notice, some of which take positions on these matters that vary substantially from the Company's. The Company cannot predict the results of its filing with the MPUC, what form of restructuring, if any, the electric utility industry in Maine will take, or what effect that restructuring will have on the Company's business operations or financial results.

          (c) Houlton Water Company's Application for Certificate of Public Convenience and Necessity for Purchase of Firm Requirements Service from Central Maine Power Company, MPUC Docket No. 94-476

               Reference is made to the Company's Form 8-K of February 13, 1995, in which the Company reported that its largest wholesale customer, the Houlton Water Company (HWC), had executed a long-term power contract with Central Maine Power Company (CMP) for HWC's power requirements beginning January 1, 1996 and that HWC was therefore terminating its contract with the Company effective December 31, 1995.

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

               On March 30, 1995, the MPUC issued its decision on the Company's argument. The MPUC concluded that the statutes granted it the authority to approve the contract between CMP and HWC did not confer upon the MPUC authority to consider the effects of that contract upon the Company and its customers. The MPUC also found that the statute granting CMP the right to use State funds to acquire the facility did not give the MPUC any authority to establish conditions concerning the operation of the facility. As a result, the MPUC declined to take into account, in its approval of the CMP-HWC contract, the effect of that contract upon the Company and its customers.

          (d) Multi-year Rate Plan is Approved for the Company by the MPUC in Maine Public Service Company Re: Proposed
               Increase in Retail Rates, MPUC Docket No. 95-052

               On May 1, 1995, Maine Public Service Company filed with the Maine Public Utilities Commission a proposed increase in the rates it charges its retail customers. The Company at the same time filed a five-year rate plan requesting new rates beginning in January, 1996 as detailed below. Reference is made to the Company's Form 10-Q for the quarter ended June 30, 1995 for a complete description of the Company's filed rate plan.

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

               As part of its plan, the Company proposed to eliminate the annual fuel adjustment clause except for the cost of

                                 - 13 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               power purchased from the Wheelabrator-Sherman Energy Company (W/S). The Company's plan included deferrals of up to $3 million annually of its W/S power costs and the deferral of any uncollected fuel costs under the present fuel clause as approved in Docket 95-001 (see item (f) below) now estimated to be approximately $6 million. The Company proposed to begin collecting the deferred costs, in an amount of up to $21 million, in 2001.

               The Company also proposed to write off and not recover in rates approximately $4.9 million, net of income taxes, of its remaining investment in the Seabrook project previously supported by rates to its wholesale customers, principally the Houlton Water Company, which began purchasing its full requirements from another supplier in January 1, 1996.

               In its rebuttal filing on September 22, 1995, the Company further proposed a sharing mechanism based on an allowed return on equity (ROE) of 11.75%. Under this profit-sharing mechanism, earnings in excess of the proposed ROE were to be shared equally by stockholders and customers via rate reductions or reductions in the W/S deferral.
               If earnings were less than 300 basis points below the proposed ROE, that loss was to be borne by shareholders; if earnings were less than 300 basis points above the ROE, the excess would be retained by shareholders and half would be used to reduce the W/S deferral. If earnings were more than 300 basis points below the proposed ROE, shareholders and customers would bear the loss equally; similarly, earnings of more than 300 basis points in excess of the ROE would be shared equally.

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

               After extensive negotiations, the Company, the MPUC Staff and the Public Advocate filed a Stipulation with the Commission on November 6, 1995, which established a four-

                                 - 14 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               year rate plan for the Company. The one remaining party to this proceeding, McCain Foods, Inc., opposed this Stipulation. After a hearing on November 13, 1995, the MPUC approved this Stipulation over the objection of McCain Foods, Inc.

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

               The Company also agreed to write off, in 1995, and not collect in retail rates the following amounts:

                    (a)  $4,845,812, net of income taxes, of its
               investment in Seabrook previously allocated to wholesale sales.

                    (b) $1,390,000, net of income taxes, in other plant investment, i.e. rate base, except transmission plant, previously associated with the wholesale customers.

                    (c)  $3,500,000 ($2,104,000, net of income taxes) in
               deferred fuel (see item (f) below).

               The total amount of the write-offs, net of income taxes, in 1995 are approximately $8,340,000, or approximately $5.16 per share of common stock.

               As a condition of the Stipulation, the Company requested waivers for interest coverage tests under its revolving credit arrangement and the Letter of Credit supporting the public utility revenue bonds, 1991 series. Unless these write-offs were considered extraordinary for purposes of the interest coverage tests, the Company

                                 - 15 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               would have been in violation of these interest coverage tests. The waivers were received from the various lenders prior to the MPUC's issuance of its order in this proceeding.

               The Company will also be permitted to defer an amount of $1.5 million annually of the costs of the W/S purchases over the term of the rate plan. The approved rate plan provides that the Company can seek recovery of this deferred amount (up to a total of $6 million) in rates beginning in the year 2001, after the current term of the W/S contract has expired. The Company will further amortize over each of the four years of the rate plan, $300,000, net of income taxes, in deferred fuel with the remainder, approximately $1.3 million net of income taxes, being deferred until the year 2000.

               The approved rate plan further provides for the following treatment of the Maine Yankee steam generator sleeving costs: the Company will amortize its share of these costs in equal amounts over a five-year period beginning on January 1, 1996. At the expiration of the rate plan, the remaining one-fifth of the costs will be amortized in 2000 subject to rate treatment at that time.

               The approved rate plan contains a profit-sharing mechanism based upon a target return of equity (ROE) of 11%, calculated according to retail ratemaking mechanisms. This profit-sharing mechanism will apply only to the last two rate increases scheduled to occur on February 1, 1998 and February 1, 1999. As part of this review process, the target ROE will be subject to adjustment based on an index by averaging over a twelve-month period the dividend yields on Moody's group of 24 electric utilities and Moody's utility bond yields. The profit-sharing mechanism works as follows:

               If the Company's ROE exceeds the target ROE by less than 300 basis points, this gain accrues entirely to shareholders. Similarly, any deficiency of up to 300 basis points below the target ROE is borne entirely by the shareholders.

               All deficiencies of 300 or more basis points below the target ROE will be shared equally by shareholders and customers. All earnings of 300 or more basis points above the target ROE must first be applied to reduce any

                                 - 16 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               of deferred W/S costs described above. Any remaining excess earnings will be shared equally by customers and shareholders.

               The plan also allows the Company to terminate the rate plan and file for rate increases under traditional rate application procedures if its earnings fall 500 or more basis points below the target ROE during any twelve-month period during the term of the plan.

               The method agreed to by the parties for measuring earned ROE for the purpose of the profit-sharing mechanism and rate termination provision described above, allocates various revenues and expenses between the wholesale and retail jurisdictions using allocators that, in part, reflect the Company's 1994 allocations. With the loss of sales to Houlton Water Company in 1996, the Company estimates that the use of the agreed-upon allocators will produce a calculation of earnings for the profit-sharing and termination mechanisms that could be as much as 400 basis points above the Company's actual financial ROE. Because of this disparity, the Stipulation provides that the agreed-upon allocation methodology will not apply if the use of those allocators will require the Company to write off any additional assets in accordance with Generally Accepted Accounting Principles (GAAP). In that event, the parties have agreed to develop a different method for calculating profit-sharing and termination that will not require the Company to write off any additional assets.

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

                                 - 17 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

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

               The Stipulation also provides for a number of accounting orders. Among these are orders: permitting the Company to amortize deferred post-retirement benefits other than pension (SFAS 106) expenses in equal amounts over a ten-year period beginning January 1, 1996, along with the recovery of current year SFAS 106 costs; permitting the Company to continue rate base treatment for unrecovered plant costs and depreciation on the Caribou Steam Units as well as the deferral and amortization over five years of the reduction in force expenses (including pension expenses under SFAS 88) resulting from the closing of those units; and continued deferral and amortization of replacement power and capacity costs associated with Maine Yankee scheduled outages. Finally, the Stipulation clarifies that the rate plan is not deregulation for accounting purposes and provides for the continuing recovery in rates of certain "regulatory assets", such as the retail portion of the Company's Seabrook investment, previously allowed by the MPUC.

               On January 2, 1996, McCain Foods, Inc., which had objected to the Stipulation, appealed the MPUC's approval of the rate plan to the Maine Supreme Judicial Court. This action was docketed as PUC 96-13. The Company does not believe this appeal has any merit and intends to oppose it vigorously, but cannot predict its ultimate outcome.

               In addition to the four-year rate plan, the MPUC, under this docket, also approved the Company's proposal to develop flexible rates to retain or attract new customers. On October 23, 1995, the Company implemented a reduced Rate AH for residential electric space heat. Customers who have a permanent electric space heat system

                                 - 18 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               that supplies at least 50% of their heating requirements have been offered a discount up to 40% from October to April.

               On November 27, 1995, the MPUC approved two new rates that became effective December 1, 1995. The first, Rate F, provides farmers with a discounted price for electricity used in storage facilities, reducing their winter electric rate ten percent from November through March. The second, Rate EDR, an economic development rate, provides a multi-year discount in the cost of electric service for large commercial and industrial customers who create new electrical load. This reduced rate should encourage development in our electrical service territory by providing an incentive rate while a new business gets established or an existing business, meeting certain criteria, completes expansion. Depending on eligibility, the discount offered will range from 20% the first year to 5% in the fourth year. After the four-year period, EDR customers will be billed under the Company's standard electric rates.

          (e) Peoples Heritage Bank v. Maine Public Service Company U.S. District Court (D. ME) Civil Action No. 95-0180-B

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

                                 - 19 -
                                                             Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued


          (f) Maine Public Service Company, Application for Fuel Cost Adjustment, MPUC Docket No. 95-001

               On January 3, 1995, the Company submitted an application to the MPUC for an increase of approximately $1.4 million for the twelve month period ended March 31, 1996, resulting in a total increase in the Company's retail rates of 3% effective April 1, 1995. In order to limit the increase to 3%, the Company proposed to defer recovery of approximately $1.5 million in the cost of power purchased from the Wheelabrator-Sherman Energy Company. The deferred amount would be combined with the additional deferrals of these costs permitted under the Company's rate plan (see item (d) above).

               On March 15, 1995, the Company and the MPUC Staff signed a Stipulation that embodied the Company's proposal. This Stipulation was approved by the MPUC on March 27, 1995. Under the Company's rate plan, as described in item (d) above, the Company will not be entitled to any further fuel clause adjustments.

          (g) Maine Public Service Company, Request For Open Access Transmission Tariff, FERC Docket No. ER 95-836-000.

               On March 31, 1995, the Company filed an open access transmission tariff with the Federal Energy Regulatory Commission (FERC). This tariff provides fees for various types and levels of transmission and transmission-related services that are required by transmission customers.
               The tariff, as filed, substantially increases some of the fees for transmission services and provides separate fees for various transmission-related services. On May 31, 1995, the FERC approved the filed tariff, subject to refund. The filing has been vigorously contested by the Company's wholesale customers and a decision by the FERC is not expected until later in 1996. The Company cannot predict FERC's ultimate decision in this matter.





                                 - 20 -
                                                             Form 10-K

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





















                                 - 21 -

                                                             Form 10-K
                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

          The Company's Common Stock is listed and traded on the American Stock Exchange. As of December 31, 1995, there were 1,634 holders of record of the Company's Common Stock.

          Dividend data and market price related to the Common Stock are tabulated as follows for the two most recent calendar years:

                                                              Dividends
                         Market Price         Dividends       Declared
                         High     Low       Paid Per Share    Per Share

1995
First Quarter        $23-7/8     $20-5/8      $ .46           $ .46
Second Quarter       $22-3/4     $19-7/8        .46             .46
Third Quarter        $23-1/4     $21            .46             .46
Fourth Quarter       $23-1/2     $20-5/8        .46             .46

Total Dividends                               $1.84           $1.84

1994
First Quarter        $27-3/8     $26          $ .46           $ .46
Second Quarter       $27         $25-1/4        .46             .46
Third Quarter        $26         $22-3/4        .46             .46
Fourth Quarter       $24         $20-1/2        .46             .46

Total Dividends                               $1.84           $1.84

     Dividends declared within the quarter are paid on the first day of the succeeding quarter.

          See Note 7 to the financial statements incorporated herein by reference concerning restrictions on payment of dividends on Common Stock.

Item 6.    Selected Financial Data

          A five-year summary of selected financial data (1991-1995) is included on page 12 of the Company's 1995 Annual Report to Stockholders, which summary is incorporated herein by reference.







                                 - 22 -
                                                             Form 10-K
                                PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information required to be furnished in response to this
          Item is submitted as pages 4-11, Exhibit 13, 1995 Annual Report to Shareholders, which pages are hereby incorporated herein by reference. Information regarding "Construction" is also furnished in Note 10, "Commitments and Contingencies", of the Notes to the Consolidated Financial Statements, pages 25 to 27 of the 1995 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.







































                                 - 23 -
                                                             Form 10-K

                                PART II

Item 8.   Financial Statements and Supplementary Data

          (a) The following financial statements and supplementary data are included in the Company's 1995 Annual Report to Stockholders on pages 13 through 27 and are incorporated herein by reference:

                    Independent Auditors' Report.

                    Statements of Consolidated Operations for the years ended December 31, 1995, 1994 and 1993.

                    Statements of Consolidated Cash Flows for the years ended December 31, 1995, 1994 and 1993.

                    Consolidated Balance Sheets as of December 31, 1995 and 1994.

                    Statements of Consolidated Common Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

                    Consolidated Statements of Capitalization as of December 31, 1995 and 1994.

                    Notes to Consolidated Financial Statements.


Item 9.   Changes In And Disagreements With Accountants On
          Accounting and Financial Disclosure

          For many years, including fiscal year 1995, the firm of Deloitte & Touche, LLP, (Deloitte & Touche) independent public accountants, was engaged by the Company as the principal independent accountant to audit the Company's financial statements. On March 1, 1996, the Company's entire Board of Directors, based on a recommendation of the Audit Committee of the Board, voted to engage the firm of Coopers & Lybrand, LLP, (Coopers & Lybrand) independent public accountants, as the Company's principal accountant beginning with the 1996 fiscal year audit and not to use the services of Deloitte & Touche. This change in accountants followed the Company's issuance, in November 1995, of a request for proposal to six major independent accounting firms to audit the Company's financial statements. The Company issued this request solely to determine whether it could reduce the fees it pays for accounting services. Three firms, including Deloitte & Touche and Coopers and Lybrand, responded to the request. Based

                                 - 24 -

                                                               Form 10-K

Item 9.   Changes In And Disagreements With Accountants On
          Accounting and Financial Disclosure - Continued

          solely upon the Audit Committee's review of those responses, and the terms of the request, the Board determined to engage Coopers & Lybrand, whose bid was substantially lower than any other received by the Company, as the Company's principal accountant for a term of at least three years, beginning in fiscal year 1996. As a result of this vote, the Company informed Deloitte & Touche that it would not renew its year to year engagement letter with that firm.

          Deloitte & Touche's report on the Company's financial statements for either fiscal years 1995 or 1994 did not contain an adverse opinion or disclaimer of opinion or any modification or qualification.

          At no time during the Company's two most recent fiscal years or any time thereafter has there been any disagreement between the Company and the firm of Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. At no time during the Company's two most recent fiscal years or any time thereafter did any event occur between the Company and Deloitte & Touche that would require further reporting in this Form 10-K.

          At no time during the Company's two most recent fiscal years and any time thereafter prior to the Company's engaging Coopers & Lybrand did the Company consult Coopers & Lybrand regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

















                                 - 25 -
                                                             Form 10-K


                               PART III

Item 10.  Directors and Executive Officers of the Registrant

          Information with regard to the Directors of the registrant is set forth in the proxy statement of the registrant relating to its 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference. Certain information regarding executive officers is set forth under the caption "Executive Officers" in Item 1 of Part I of this Form 10-K and also in the proxy statement of the registrant relating to the 1996 Annual Meeting of Stockholders, under "Compliance with
          Section 16(a) of the Securities and Exchange Act of 1934", which information is incorporated by reference.


Item 11.  Executive Compensation

          Information for this item is set forth in the proxy statement of the registrant relating to its 1996 Annual Meeting of Stockholders, which information (with the exception of the "Board Executive Compensation Committee Report") is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          Information for this item is set forth in the proxy statement of the registrant relating to its 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          Not applicable.















                                 - 26 -
                                                             Form 10-K

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

          (a)  (1)  Financial Statements

                    Independent Auditors' Report appears on page 38 of this Form 10-K.

                    Incorporated by reference into Part II of this report from pages 13 through 27 of the 1995 Annual Report to Stockholders:

                    Independent Auditors' Report.

                    Statements of Consolidated Operations for years ended December 31, 1995, 1994 and 1993.

                    Statements of Consolidated Cash Flows for the years ended December 31, 1995, 1994 and 1993.

                    Consolidated Balance Sheets as of December 31, 1995 and 1994.

                    Statements of Consolidated Common Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

                    Consolidated Statements of Capitalization as of December 31, 1995 and 1994.

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














                                 - 27 -

                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued
                                                                Page

          Report of Independent Public Accountants               38
          Schedule II - Valuation of Qualifying Accounts         39
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

               10(c)(2) Agreement, as of June 20, 1969, among the Company and the other Maine Participants. (Exhibit 10(c)(2) to Form 10-Q for quarter ended March 31, 1983)

               10(c)(3) Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to Form 10-Q for quarter ended March 31, 1983)

               10(c)(4) Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc., (Exhibit 10(c)(4) to Form 10-Q for quarter ended March 31, 1983)

                                 - 30 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued



               10(c)(5) Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission. (Exhibit 10(c)(5) to Form 10-Q for quarter ended March 31, 1983)

               10(c)(6) Agreement and Assignment, as of August 1, 1977, by Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and the Company. (Exhibit 10(c)(6) to Form 10-Q for the quarter ended March 31, 1983)

               10(c)(7) Amendment dated November 30, 1980 to Agreement and Assignment as of August 1, 1977, between Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and the Company. (Exhibit 10(c)(7) to Form 10-Q for the quarter ended March 31, 1983)

               10(c)(8) Assignment Agreement as of January 1, 1981, between Central Maine Power Company and the Company. (Exhibit 10(c)(8) to Form 10-Q for the quarter ended March 31, 1983)

                  10(d) Wyman Unit #4 Agreement for Joint Ownership as of November 1, 1974, with Amendments 1, 2, and 3, dated as of June 30, 1975, August 16, 1976, December 31, 1978, respectively. (Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 1983)

                  10(e) Agreement between Sherman Power Company and Maine Public Service Company, dated June 4, 1984, with amendments dated July 12, 1984 and February 14, 1985. (Exhibit 10(f) to 1984 Form 10-K)

                                 - 31 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                  10(f) Credit Agreement, dated as of October 8, 1987 among the Registrant and The Bank of New York, Bank of New England, N.A., The Merrill Trust Company and The Bank of New York, as agent for the Participating Banks (Exhibit 10(g) to Form 8-K dated October 13, 1987)

                  10(g) Amendment No. 1, dated as of October 8, 1989, to the Revolving Credit Agreement, dated as of October 8, 1987, among the Registrant and The Bank of New York, Bank of New England, N.A., Fleet Bank (formerly the Merrill Trust Company) and The Bank of New York as agent for the participating banks (Exhibit 10(l) to Form 8-K dated September 22, 1989).

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

                                 - 32 -
                                                             Form 10-K

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

                  10(m)  Employment Contract between Frederick C.
                         Bustard and Maine Public Service Company dated August 22, 1989. (Exhibit 10(h) to 1989 Form 10-K)

                  10(n) Employment Contract between Paul R. Cariani and Maine Public Service Company dated August 22, 1989. (Exhibit 10(l) to 1989 Form 10-K)

                  10(o) Employment Contract between Stephen A. Johnson and Maine Public Service Company dated August 22, 1989. (Exhibit 10(m) to 1989 Form 10-K)

                 *10(p) Employment Contract between Larry E. LaPlante and Maine Public Service Company, dated May 9, 1995.

                  10(q) Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(s) to 1992 Form 10-K)

                  10(r) Maine Public Service Company Pension Plan. (Exhibit 10(t) to 1992 Form 10-K)

                  10(s)  Maine Public Service Company Retirement
                         Savings Plan. (Exhibit 10(u) to 1992 Form 10-
                         K)

                    11   Not applicable.

                    12   Not applicable.

                   *13   1995 Annual Report to Shareholders.

                    18   Not applicable.

                                 - 33 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                    19   Not applicable.

                    22   Maine and New Brunswick Electrical Power
                         Company, Limited, a Canadian corporation.

                    23   Not applicable.

                    24   Not applicable.

                *28(a) Information with respect to Maine Yankee Atomic Power Company. Extracts from Maine Yankee Atomic Power Company's Annual Report for the year ended December 31, 1995 under the captions "The Company", "The Plant", "Regulation and Environmental Matters" and "1995 Extended Shutdown".

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

                 28(e) Amendment to July 14, 1986 Stipulation, dated July 18, 1986 (Exhibit 28(d) to Form 10-Q for the quarter ended June 30, 1986).

                 28(f) Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos 84-80, 84-113 and 86-3.

                 28(g)   Order of the Maine Public Utilities
                         Commission, dated May 9, 1986, Docket Nos. 84-


                                 - 34 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                         113 and 86-3 (with attached Stipulations).
                         (Exhibit 28(r) to 1986 Form 10-K).

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

                 28(l)   Order of the Federal Energy Regulatory
                         Commission dated December 11, 1992 in Docket
                         ER93-17-000.  (Exhibit 28(l) to 1992 Form 10-
                         K)

                 28(m) Order of the Maine Public Utilities Commission approving Chapter 720 Waiver Request dated September 23, 1993. (Exhibit 28(p) to 1993 Form 10-K)

                *28(n) Order of the Maine Public Utilities Commission dated March 30, 1995 in Docket No. 94-476.

                *28(o) Order of the Maine Public Utilities Commission dated March 27, 1995 in Docket No. 95-001.

                *28(p) Order of the Maine Public Utilities Commission dated November 30, 1995 (with attached
                         Stipulation) in Docket No. 95-052.



                                 - 35 -
                                                             Form 10-K

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued


                *28(q) Notice of Investigation of the Maine Public Utilities Commission dated December 12, 1995 in Docket No. 95-462.

                *28(r)   Order of the Federal Energy Regulatory
                         Commission dated May 31, 1995 in Docket No. ER 95-836-000.

          (b) A Form 8-K was filed on: April 11, 1995, under item 5, Other Events; April 18, 1995, under item 5, Other Events; May 24, 1995, under item 5, Other Events; July 13, 1995, under item 5, Other Events; January 23, 1996, under item 5, Other Events, and; March 8, 1996, under item 4 Change in Registrant's Independent Accountants. No financial statements were included with the above Form 8-K's.



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1996.

                                   MAINE PUBLIC SERVICE COMPANY


                                   By:Larry E. LaPlante
                                      Larry E. LaPlante
                                      Vice President, Finance
                                      and Treasurer













                                 - 36 -
                                                             Form 10-K

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

     Signature           Title                         Date

                         Chairman of the Board,
 G. Melvin Hovey         and Director                    3/16/96
(G. Melvin Hovey)

 Paul R. Cariani         President and Director          3/14/96
(Paul R. Cariani)


 Robert E. Anderson      Director                        3/18/96
(Robert E. Anderson)


 Donald F. Collins       Director                        3/16/96
(Donald F. Collins)


 D. James Daigle         Director                        3/16/96
(D. James Daigle)


 Richard G. Daigle       Director                        3/14/96
(Richard G. Daigle)


                         Director
(J. Gregory Freeman)


 Deborah L. Gallant      Director                        3/18/96
(Deborah L. Gallant)


 Nathan L. Grass         Director                        3/19/96
(Nathan L. Grass)


 J. Paul Levesque        Director                        3/14/96
(J. Paul Levesque)


 Walter M. Reed, Jr      Director                        3/14/96
(Walter M. Reed, Jr.)



                                 - 37 -













INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
 of Maine Public Service Company
Presque Isle, Maine


We have audited the consolidated financial statements of Maine Public Service Company and its subsidiary, Maine and New Brunswick Electrical Power Company, Limited, as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 14, 1996; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Maine Public Service Company and its subsidiary, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP


Boston, Massachusetts
February 14, 1996









                                 - 38 -
                      Maine Public Service Company & Subsidiary
                      Valuation of Qualifying Accounts & Reserves
                   For the Years Ended December 31, 1995, 1994, & 1993




       Column A          Column B        Column C         Column D    Column E


                                      Additions:        Deductions:
                          Balance           Recoveries    Accounts    Balance
                            at      Costs   of Accounts Written Off      at
                         Beginning    &     Previously       As        End of
     Description         of Period Expenses Written Off Uncollectible  Period

Reserve Deducted From Asset
To Which It Applies:
  Allowance for
  Uncollectible Accounts

 Year Ended December 31:
         1995             214,215  150,800     109,390      260,275    214,130






         1994             214,329  119,000     164,999      284,113    214,215






         1993             204,302  160,400      99,986      250,359    214,329
















                                   - 39 -
                                                                  EXHIBIT 10 (p)

                    EMPLOYMENT CONTINUITY AGREEMENT


     This Agreement made as of this 9th day of May, 1995, by and between MAINE PUBLIC SERVICE COMPANY, a Maine corporation with its principal place of business in Presque
Isle, Maine (the "Company") and LARRY E. LAPLANTE
("LaPlante").

     WHEREAS, LaPlante has been employed by the Company in a senior management capacity for over 11 years and is now its Vice President-Finance and Treasurer; and

     WHEREAS, LaPlante's knowledge of the Company's affairs and his experience are critical to the protection and enhancement of the best interests of the Company, its employees, ratepayers and stockholders; and

     WHEREAS, in the current business climate acquisitions of smaller, independently-operated utility companies is not uncommon; and

     WHEREAS, the Company wants to assure itself of the continued employment of LaPlante and the benefit of his independent judgment in the operation of the Company, particularly in the event that any such attempted acquisition were made, in light of the disruption resulting from any such attempt;

     NOW, THEREFORE, in consideration of the mutual promises and undertakings herein contained and for other good and valuable consideration, the receipt and adequacy of which is acknowledged by each of the parties, LaPlante and the Company agree as follows:

     1. Term of Agreement and Renewal. The term of this Agreement shall be for a period beginning May 9, 1995, and ending December 31, 1999. On January 1, 2000, and on January 1 of each period of three (3) years thereafter (in each case such date to be a "Renewal Date") this Agreement shall be automatically renewed for an additional three (3) year term, unless at least one hundred and eighty (180) days prior to any such Renewal Date, either party shall have given written notice to the other that such renewal shall not take place. In all events, this Agreement shall terminate upon LaPlante's reaching his sixty-fifth birthday, except as to rights accrued and obligations arising prior thereto.

     2. Rights Upon an Unfriendly Change in Control Event. If LaPlante's employment with the Company terminates, for any reason other than good cause, within twelve (12) months after the occurrence of a Change in Control Event that is determined to be unfriendly, the Company shall provide LaPlante with the following:

          (a) Within thirty (30) days of such termination, a cash payment in an amount equal to two hundred percent
     (200%) of LaPlante's annual base salary in effect upon the date of the Change in Control Event; and

          (b) The continuation of LaPlante's participation in the Company's health, life, disability and other employee benefit plans, programs and arrangements (excluding the Company's retirement plan and the Company's 401(k) plan) for a period of eighteen (18) months after such termination as if he were still employed during such period; provided, however, if LaPlante's continued participation in any such plan, program or arrangement is specifically prohibited by the terms thereof, the Company shall provide LaPlante with benefits substantially similar to those which he was entitled to receive under such plan, program or arrangement immediately prior to his termination of employment. Additionally, at the end of such period LaPlante shall have the right to have assigned to him, for the cash surrender value thereof, any assignable insurance owned by the Company on his life. For purposes of this Section, any employee benefit determined with reference to compensation shall be based on the compensation used to determine the payment under Paragraph 2(a).

     3.   Rights Upon a Friendly Change in Control Event.
Upon a Change in Control Event determined by a majority of Outside Directors to be friendly:

          (a) Except as hereinafter provided, LaPlante shall be obligated to remain in the employ of the Company or its successors for a period of six (6) months after the Event.

          If during such six (6) month period, LaPlante is given one or more good reasons, he may immediately or at any time within such six month period terminate his employment, and he shall thereupon become entitled to receive the same cash payment and benefits as described in Paragraphs 2(a) and (b) hereof, except that the percentage described in Paragraph 2(a) shall be one hundred percent (100%), and the period described in 2(b) shall be twelve (12) months.

          "Good reason" shall mean the occurrence of any of the following events with LaPlante's written consent:

               (1)  The assignment of duties to LaPlante which
          (i) are materially different from his duties immediately prior to the Change in Control Event, or (ii) result in his having significantly less authority or responsibility than he had prior to the Change in Control Event;

               (2) LaPlante's removal from, or any failure to re-elect him to, any position he held immediately prior to the Change in Control Event with either the Company or any subsidiary;

               (3)  A reduction of LaPlante's annual base
          salary in effect on the date of the Change in Control Event or as the same may be increased from time to time thereafter;

               (4)  The Company's transferring or assigning
          LaPlante to a place of employment more than twenty-five (25) miles from Presque Isle, Maine, except for required business travel to an extent substantially consistent with his business travel obligations for the period immediately prior to the Change in Control Event;

               (5) The Company's failure to provide LaPlante with substantially the same health, life, disability and other employee benefit plans, programs and arrangements, as provided to him immediately prior to the Change in Control Event;
          or

               (6) The Company's failure to obtain from any successor a satisfactory agreement to assume and perform the terms of this Agreement.

          (b) If during the period from the seventh through the twelfth months after the Event, LaPlante determines for any reason that he no longer desires to be employed by the Company or its successors, he may terminate his employment, in which event he shall thereupon become entitled to receive the same cash payment and benefits as described in Paragraphs 2(a) and (b) hereof, as modified in accordance with the terms of Paragraph 3(a) hereof; provided that such cash payment shall be paid in accordance with the Company's regular practices and shall be reduced by any salary payments received by LaPlante from any subsequent employer within said period, and further provided that such benefits shall also be reduced by any substantially similar rights and benefits received by LaPlante from any subsequent employer within said period.

     4. Termination for Good Cause. Notwithstanding the provisions of paragraphs 2 and 3 hereof, the Company retains the right to terminate LaPlante for good cause, in which event LaPlante shall not be entitled to receive any payments or benefits pursuant to this Agreement. "Good cause" shall mean:

          (a) LaPlante's conviction, by a court of competent jurisdiction, of a crime involving moral turpitude; or

          (b) A willful breach by him of any material duty or obligation imposed upon him under the terms of his employment, as those terms existed immediately prior to any Change in Control Event, as to which breach the Company shall have given him thirty (30) days' notice, and which breach shall not have been cured within such thirty-day period.

     5. "Change in Control Event". Any one of the following events shall be a "Change in Control Event" or sometimes also referred to as an "Event":

          (a) Any person shall become the beneficial owner, directly or indirectly, of securities representing twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding stock.

          As used in this Paragraph 5(a), "beneficial owner" shall have the meaning ascribed to it from time to time under rules promulgated by the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934, or any similar successor statute or rule; and a "person" shall include any natural person, corporation, partnership, trust, association, or any group or combination thereof, whose ownership of the Company stock would be reportable pursuant to such provision of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder;

          (b) The Company shall cease to be a reporting company pursuant to the Securities Exchange Act of 1934;

          (c) The number of the Company's Outside Directors as defined herein is decreased by more than fifty percent (50%) in any twenty-five (25) month period or the number of the Company's directors is increased such that the Outside Directors constitute less than a majority of the Board;

          (d) A majority of the Company's board of directors changes within a twenty-five (25) month period unless the election or nomination for election by the Company's stockholders of each new director was approved by the vote of two-thirds of the directors then in office who were in office at the beginning of the twenty-five (25 month period;

          (e) The Company is subject to a change in control which would require reporting in response to Item 1 of Form 8-K under Regulation 13a-11 promulgated under the Securities Exchange Act of 1934, as amended, or any similar successor statute or rule, whether or not the Company is then a reporting company under such Act; or

          (f) The Company's stockholders approve (i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Company common stock would be converted into cash, securities or other property, or (ii) any sale, lease, exchange, liquidation or other transfer (in one transaction or a series of transactions) of all or substantially all of the assets of the Company; or

          (g) Any other event which a majority of all of the Company's "Outside Directors" determines constitutes a change in control event.

     6.   "Outside Directors".  For purposes of this Agreement
"Outside Directors" shall mean those members of the Company's Board, at the time a determination is to be made hereunder by the Outside Directors, who were not Company employees and who were directors of the Company six (6) months prior to the Change in Control Event.

     7. Presumption as to the Nature of the Event. For the purposes of this Agreement, it shall be presumed that an Event is unfriendly unless within ninety (90) days after the Event, a majority of all Outside Directors shall determine that the Event is friendly.

     8. Notices. Any and all notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when deposited in the United
States mails, certified or registered mail, postage prepaid and addressed as follows:

          To LaPlante:

               Larry E. LaPlante
               95 Hardy Street
               Presque Isle, Maine  04769-3005

          To the Company:

               Maine Public Service Company
               209 State Street, P.O. Box 1209
               Presque Isle, Maine  04769-1209

     Either party may change by notice to the other the address to which notices to it are to be addressed.

     9.   Applicable Law, Taxes, Binding Agreement,
Severability, Construction.

          (a)  This Agreement shall be governed by and
     construed in accordance with the laws of the State of Maine, except as to any matter which is preempted by federal law.

          (b) Notwithstanding anything to the contrary herein contained, the Company may withhold from any amounts payable under this Agreement all federal, state or other taxes or assessments which may be required by applicable statute or regulation to be withheld.

          (c) This Agreement shall be binding upon and inure to the benefit of LaPlante his heirs, executors and legal representatives; and the Company, its successors and assigns.

          (d) If any provision of this Agreement shall be invalid or unenforceable, the remainder of this Agreement shall not be affected thereby.

          (e) The Outside Directors shall have the authority to construe and interpret this Agreement on behalf of the Company, and any such determination by the Outside
     Directors shall be conclusive on the Company.

     10.  Limitations on Amounts to be Received.
Notwithstanding anything to the contrary herein contained, if any amount payable to LaPlante or for his benefit pursuant to the terms of this Agreement would not be deductible by the Company by reason of Section 280G of the Internal Revenue Code, as amended from time to time, or any regulations promulgated pursuant thereto, then such amount shall not be paid to the extent that it would cause the aggregate amount payable by the Company to LaPlante or for his benefit pursuant to the terms of this Agreement to exceed the amount which may be paid without causing a loss of deduction under said Section 280G.

     11. Funding. This Agreement shall not be construed to create or require the Company to create a trust or to otherwise act to fund the amounts payable hereunder.

     12. Assignment. Except as required by law, the right to receive payments hereunder shall not be subject to alienation, assignment, garnishment, attachment, execution or levy of any kind, and any attempt to cause such payments to be so subject shall not be recognized by the Company.

     13. Execution of Further Documents. In the event LaPlante receives payments or benefits pursuant to the terms hereof and the Company's independent counsel deems it necessary for the Company to receive a release or other acknowledgement, LaPlante agrees to execute any such document, as may be reasonably required as a condition of his receipt of such payment or benefits.

     14. Amendment and Waiver. The Agreement may be amended only in writing, by the parties hereto, and no condition or provision of the Agreement may be waived except in writing. Waiver by either party at any time of the other party's breach of, or failure to comply with, any condition or provision of this agreement to be performed by such other party shall not be deemed a waiver of any other provision or condition at the same time or of any provision or condition at any prior or subsequent time, unless specifically stated therein.

     15. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, in accordance with the provisions of the Maine Uniform Arbitration Act Any arbitration decision shall, except as otherwise provided under any applicable state or federal law, be final and binding on LaPlante, his heirs, legal representatives and assigns, and the Company, its successors and assigns, and judgment may be entered thereon in any court of competent jurisdiction.

     16. No Additional Effect. Except as expressly provided in connection with a Change in Control Event, nothing contained herein shall confer upon LaPlante any specific period of employment, right to be retained in the service of the Company or other rights, nor shall this Agreement be construed to otherwise limit the rights of the Company to discharge or take other action with respect to LaPlante.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.


Witness:                                MAINE PUBLIC SERVICE
COMPANY


Alice E. Shepard                         P. R. Cariani
Alice E. Shepard                      By P. R. Cariani
                                         Its President and CEO


Alice E. Shepard                       Larry E. LaPlante
Alice E. Shepard                       LARRY E. LAPLANTE




                           (Front Outside Cover)



                            Maine Public Service


                             1995 Annual Report


                            An innovative utility
                          providing superior service
                            at competitive rates




                            (Front Inside Cover)

                        Maine Public Service Company
                              209 State Street
                               P. O. Box 1209
                       Presque Isle, Maine  04769-1209
                           Tel. No. (207) 768-5811



                                   (Page 1)

                         Maine Public Service Company

(Graphic - Map of Territory Served)

  The primary goal of Maine Public Service Company is to supply reliable, economical electrical power to Northern Maine. The Company is an investor-owned electric utility with a wholly-owned subsidiary, Maine and New Brunswick Electrical Power Company, Ltd., located at Tinker, New Brunswick. Together both companies provide energy to more than 35,000 retail customers in a 3,600 square mile area.

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



   Table of Contents

   President's Letter                                  2-3
   Analysis of Financial Condition
      and Review of Operations _ 1995                 4-11
   Shareholder Information                              11
   Five-Year Summary of Selected Financial Data         12
   Independent Auditors' Report                         13
   Financial Statements and Notes                    14-27
   Consolidated Financial Statistics                 28-29
   Consolidated Operating Statistics                 30-31
   Directors                                            32
   Executive Officers and Stock                 Back Cover
       Transfer Information




                                (Pages 2 and 3)

President's Letter
to our Shareholders and
Employees

                    (Photo of Paul R. Cariani - No Caption)

  The year 1995 was my first full year as President and Chief Executive Officer of your Company. Unfortunately, this year the Company reports the highly unusual results of a net loss of $3.29 per share as compared to net income of $2.99 per share in 1994. The 1995 loss is attributable to two major events: the loss of Houlton Water Company as a customer, effective January 1, 1996, and the unavailability of the Maine Yankee Nuclear Plant, our major source of economical power, for essentially the entire year. These two events resulted in the write-offs of $8.3 million after taxes ($5.16 per share), under an agreement approved by the Maine Public Utilities Commission (MPUC) establishing a four-year rate stabilization plan. More about this later. The write-offs consisted primarily of $4.8 million of the wholesale portion of the Seabrook regulatory asset, $1.4 million of generation assets allocated to wholesale and $2.1 million of fuel costs incurred as a result of Maine Yankee being out of service for most of 1995. Absent these write-offs, earnings would have been $1.87 per share with the reduced earnings primarily the result of the closure of Loring Air Force Base in September 1994. Last year was the first full year without Loring and that, along with warmer than usual winter weather, caused a significant reduction in sales to our retail customers (24.3 million KWH, 4.8%).

  While this is admittedly a bleak picture, I believe nevertheless that we enter 1996 much better positioned to respond to the uncertainty of the future and to lead the Company through the transition from regulation to competition.


  First, the rate stabilization plan provides predictable and stable rates to our customers over the next four years. The major elements of this rate plan are as follows:

      Increases of 4.4%, 2.9%, 2.75%, and 2.75% from 1996 through 1999, respectively.

      Elimination of the Fuel Adjustment Clause.

      Deferral of $8 million in fuel costs - $6 million of Wheelabrator-Sherman and $2 million of Maine Yankee replacement power incurred in 1995.

      Shareholder write-off of $8.3 million.

      Flexible Rate provision.

  Elimination of the fuel adjustment clause exposes the Company to risks we did not previously have, such as higher fuel prices, closure of a plant, or poor hydro conditions. By the same token, lower fuel prices and good hydro conditions would be to our benefit, as would the closure of the Wheelabrator-Sherman Plant which is our highest cost power (currently .12 per KWH).

  The $6 million deferral of the Wheelabrator-Sherman cost is being treated as if the Company negotiated a buy-down of a portion of the contract and this deferral will be treated as a regulatory asset.

  A return on equity (ROE) of 11% on retail rates was also agreed to as part of the rate plan. However, I must caution you that the methodology used by the MPUC to calculate ROE is not the same as that used to calculate financial ROE and, as a result, financial ROE is likely to be less than 11%. In addition, the wholesale portion of our business is deregulated with pricing based on market conditions and open competition, which today produces prices that are significantly less than they would be under traditional Federal Energy Regulatory Commission (FERC) ratemaking.

  As we move forward in 1996, the Company will continue to emphasize cost control and seek further efficiencies where possible. Since 1993, we will have reduced our work force by approximately 20%, with our most recent reduction achieved through the lay-up of our Caribou Steam Plant and a reorganization of the Company. The Company realigned its organization in order to provide greater emphasis on customer service by separating the retail and wholesale portions of the business. A marketing department has been established to better serve our customers and determine their needs. The approval of our economic development rates should encourage area businesses to expand and attract new business to the area. Flexible rate provisions of the rate plan have allowed us to negotiate contracts with some of our largest customers. If these contracts are approved, the Company would be the sole supplier of electricity to these customers through the year 2000, and would eliminate the risk of their loss until 2001. Our expensive purchase power contract with Wheelabrator-Sherman expires in 2000 and, while it contains renewal provisions, the Company estimates the cost of any such renewal will be substantially reduced from that of the initial contract, which was mandated by regulation.

  In anticipation of the loss of Houlton Water Company effective January 1, 1996, the Company, in March of 1995, filed an open access transmission tariff with the FERC. While it is difficult to predict the final outcome of this filing and its impact on earnings, the Company will continue to pursue a decision that has a positive impact on earnings.

  In 1996, the MPUC started a proceeding whereby it will recommend to the legislature a suggested method for restructuring the electric utility industry in Maine. Your Company has and will have input into the process and we emphasize, as we have in the past, that it is important that those with limited agendas not be allowed to exploit this transition to the detriment of our customers and shareholders. As the MPUC moves forward with electric restructuring, we believe that a balanced approach is necessary to ensure that it is fair to all concerned, customers and shareholders alike.

  It is difficult to predict the future structure of the electric utility industry, however, we are prepared for competition. The most significant issue to be resolved is that of stranded investment, the difference between the embedded cost of generation assets or regulatory assets and the market price of those assets, which as of January 1, 1996, is estimated to be as much as $68 million, made up of $24 million of the remaining Seabrook investment and as much as $44 million of that portion of the Wheelabrator-Sherman contract in excess of market pricing in today's dollars.

  I am pleased to have the opportunity to lead Maine Public Service into this challenging future of competition and I assure you that we will be prepared when the restructuring takes place. Thanks to you, our shareholders, for your support; and special thanks to our employees who have worked harder, smarter, and accomplished more with less over the past year.

                      Sincerely,


                      Paul R. Cariani
                      President and CEO



                                   (Page 4)

Analysis of Financial Condition and Review of Operations - 1995

RESULTS OF OPERATIONS

Operating Revenues and Energy  Sales

  Consolidated operating revenues and MWH sales for the years 1995, 1994, and 1993 are as follows:

(Dollars in Thousands)

Consolidated
Operating Revenues               1995           1994           1993
Retail:
   Base                        $30,500        $32,112        $32,995
   Fuel                         15,442         15,269         15,787
      Total                     45,942         47,381         48,782
Sales for Resale:
   Base                          3,109          4,203          4,631
   Fuel                          3,846          2,743          2,561
      Total                      6,955          6,946          7,192
Total Primary Sales             52,897         54,327         55,974
Secondary Sales:
   Base                             24            432          1,397
   Fuel                            595          1,103            600
      Total                        619          1,535          1,997
Total Sales of Electricity      53,516         55,862         57,971
Other                            1,731          2,444          2,605
Total Operating Revenues       $55,247        $58,306        $60,576


MWH Sales:
   Retail                      477,891        502,233        530,844
   Sales for Resale            123,793        119,450        116,182
   Primary Sales               601,684        621,683        647,026
   Secondary Sales              22,115         88,241         52,465
      Total                    623,799        709,924        699,491

  Primary sales for 1995 were 601,684 MWH, which were approximately 3.2% lower than primary sales of 621,683 MWH in 1994 and 7.0% lower than sales of 647,026 MWH in 1993. During the three-year period, the Company entered into arrangements with other utilities to sell its Wyman Unit No. 4 and Maine Yankee entitlements for varying lengths of time at existing market rates.
This energy was replaced, when necessary, with system purchases, avoiding off-system wheeling costs. The Company's Maine Yankee entitlement was sold in 1994 and 1993, during periods of surplus capacity but not in 1995, due to the year-long shutdown as discussed on Page 6 of this Annual Report. As a result, secondary sales for 1995 of 22,115 MWH were 74.9% less than 1994, and 57.8% less than 1993.

  In 1995, retail sales were 477,891 MWH, 4.8% and 10.0% lower than 1994 and 1993, respectively. Reflecting the closing of Loring Air Force Base (Loring) in the fall of 1994, sales to the Company's public authority customers were 11,747 MWH in 1995, compared to 28,621 MWH in 1994 and 53,021 MWH in 1993.
Sales to our residential customers in 1995 decreased by 4.0%, 7,045 MWH, compared to 1994 and by 4.6% compared to 1993 because of the Loring closure and an unusually warm winter in 1995. Residential sales accounted for approximately 35% of our retail sales in 1995. Sales to our small commercial and industrial customers were 165,914 MWH in 1995, 167,485 MWH in 1994, and 162,949 MWH in 1993. The increases in sales from 1993 reflect the opening of a new shopping mall in Presque Isle. Sales to our large commercial and industrial customers were 128,478 MWH in 1995, compared to 127,327 MWH and 135,029 MWH in 1994 and 1993, respectively. Increased activity by our lumber and wood products customers accounted for the increase in sales from 1994 to 1995, while decreased activity by our food processing customers accounts for the decreases from 1993.

  The Maine Public Utilities Commission (MPUC) has jurisdiction over retail rates. As discussed in the "Regulatory Proceedings" section of this Annual Report, the MPUC approved a stipulation establishing a four-year rate plan. Until this agreement, the Company had not sought a base rate increase since November 1, 1992. Effective April 1, 1995 and 1993, the MPUC approved fuel clause increases of $1.4 million and $882,000, respectively. The Company did not seek a change in 1994. The recovery of fuel costs via the fuel clause fluctuated with the availability of hydro and nuclear power and the volatility of oil prices. The fuel clause also reflected mandated purchases from a wood-burning cogenerator, which is the Company's most expensive source of energy, Wheelabrator-Sherman Energy Company (Wheelabrator-Sherman). There will be no fuel clause revenue adjustments for the duration of the rate plan. At the end of 1995, the Company's retail rates were the lowest of Maine's three investor-owned utilities and among the lowest in New England.

                                    (Chart)

                              Megawatt Hours Sold
                             (Sales in Thousands)

                         1991      1992      1993      1994      1995
Total Megawatt
Hours Sold               676.5     680.1     699.5     709.9     623.8

Other Electric Sales      95.6      94.8     108.7     120.0      37.0

Sales for Resale         115.3     123.2     116.2     119.4     123.8

Commercial and
Industrial-Small         149.7     155.3     162.9     167.5     165.9

Commercial and
Industrial-Large         139.9     130.0     135.0     127.3     128.5

Residential              176.0     176.8     176.7     175.7     168.6





                                   (Page 5)

  The Federal Energy Regulatory Commission (FERC) has jurisdiction over U.S. wholesale rates. Sales for resale were 123,793 MWH in 1995 compared to 119,450 MWH and 116,182 MWH for 1994 and 1993, respectively. Sales in 1995 were higher than 1994 because of increased usage by Houlton Water Company
(HWC), the Company's largest customer. Although 1995 sales for resale were 3.6% more than 1994, total revenues did not change, reflecting the discounted rates included in contracts with our three U.S. wholesale customers. In 1995, sales to those wholesale customers, classified as sales for resale, represented approximately 15.3% of consolidated MWH sales and 11.3% of consolidated operating revenues. Please see the "Regulatory Proceedings" section of this Annual Report for a discussion on the competitive bids solicited by our wholesale customers and the loss of Houlton Water Company starting in 1996.


                                    (Chart)

                          Total Sales of Electricity
                             (Dollars in Millions)

                         1991      1992      1993      1994      1995

Fuel Revenues            21.28     18.10     18.95     19.11     19.88

Base Revenues            34.10     35.96     39.02     36.75     33.64

  Total                  55.38     54.06     57.97     55.86     53.52


  Fuel costs to generate electricity are immediately reflected in wholesale rates and secondary sales, but their recovery must be approved annually by the MPUC for retail rates. As previously mentioned, changes in the retail fuel clause resulted in retail fuel revenues for 1995 of $15.4 million compared to $15.3 million in 1994 and $15.8 million in 1993. Total fuel revenues for 1995 were $19.9 million compared to 19.1 million and $18.9 million for 1994 and 1993, respectively.


Energy Supply

  The most economical of the Company's energy resources, hydro production, provided 18.3% of the Company's energy requirements in 1995 and was 90.8% of normal production. In 1994, hydro provided 15.8% of the Company's energy requirements, and was 88.9% of normal. In 1993, hydro was 111.3% of normal, representing 20.0% of the Company's 1993 energy requirements. The availability of low cost hydro reduces the need for more expensive sources of energy. In 1995, Maine Yankee provided only 1.5% of the Company's energy requirements compared to 43.3% in 1994 and 37.9% in 1993. As further discussed on Page 6 of this Annual Report, Maine Yankee was out of service for most of 1995 for major repairs of its steam generator tubes, resulting in higher than normal energy costs for the Company. With the exception of an unscheduled four-week outage beginning in mid-July of 1994, Maine Yankee operated at full capacity during 1994. Maine Yankee had a scheduled refueling and maintenance outage in 1993, from late July to mid-October. Larger than normal energy purchases were required in 1995 to replace the lost Maine Yankee production. Energy purchases, principally from New Brunswick Power (NB Power), were 57.5%, 21.7%, and 21.8% of the Company's energy supply for the years 1995, 1994, and 1993, respectively. The availability of economical replacement purchases from NB Power is dependent on such factors as weather, hydro conditions, and the operating status of major generation sources in New Brunswick. The Company's oil-fired generating facilities provided 3.6% of the Company's requirements in 1995, compared to 2.4% in 1994 and 3.6% in 1993. In 1986, under an agreement ordered by the Maine Public Utilities Commission that may be renewed by either party in 2000, the Company began purchasing the output from an 18-megawatt wood-burning independent power producer, currently owned by Wheelabrator-Sherman. These mandated purchases from this facility represented 19.1% of the Company's energy needs in 1995, a larger percentage than past years due to a reduction in energy requirements. The production from this facility provided 16.8% and 16.7% of the energy in 1994 and 1993, respectively.


                                    (Chart)

                          Electric Output By Sources
                                   (Percent)

                          1991      1992      1993      1994     1995

Oil                        4.0       4.5       3.6       2.4      3.6

Cogeneration              17.3      18.2      16.7      16.8     19.1

Purchases                 17.1      23.0      21.8      21.7     57.5

Nuclear                   42.8      36.3      37.9      43.3      1.5

Hydro                     18.8      18.0      20.0      15.8     18.3




                                   (Page 6)

Operating Expenses

  For the three-year period, purchased power expenses are as follows:

(Dollars in Thousands)

                                 1995           1994           1993

Wheelabrator-Sherman           $14,507        $13,932        $13,052
Maine Yankee                     7,972          9,645          8,760
NB Power                         9,091          3,841          2,784
System Purchases                   408            346          2,918
   Total                       $31,978        $27,764        $27,514

  The 1995 increase in Wheelabrator-Sherman expenses compared to 1994 and 1993 reflects an annual 5% contractual price increase. For 1995, 1994, and 1993, these mandated purchases from Wheelabrator-Sherman represented 45.4%, 50.2%, and 47.4%, respectively, of total purchased power expenses. With the year-long shutdown, Maine Yankee capacity expenses in 1995 were less than 1994 or 1993. Maine Yankee had a one-month unscheduled outage for repairs in 1994 and a two-month scheduled outage in 1993 for refueling and maintenance. For ratemaking, the Company normalizes refueling and maintenance expenses due to scheduled refuelings over the 18-month refueling cycle, while unscheduled outages are charged immediately to expense. In 1995, faced with the additional costs to resleeve the steam generator tubes, Maine Yankee implemented certain cost saving measures that ultimately reduced the Company's capacity charges. As an element of its rate plan, discussed in the "Regulatory Proceedings" section of this Annual Report, the Company's $1.3 million share of the steam generator tube resleeving was deferred in 1995 and will be expensed over five years, beginning in 1996. To offset the loss of the Maine Yankee production due to the extended outage, the Company required an additional 218,418 MWH of replacement power from NB Power, resulting in an increase of $5,250,000 in NB Power purchases. As discussed in the "Operating Revenues and Energy Sales" section of this Annual Report, the Company has entered into agreements with other utilities to buy and sell power to obtain savings in both fuel and wheeling expenses.

Other operation and maintenance expenses for the three-year period are as follows:

(Dollars in Thousands)           1995           1994           1993

Generation
   Fuel Expense              $    824       $    602       $    945
   Other                        2,031          2,096          2,128
  Total                         2,855          2,698          3,073

Deferred Fuel                  (4,969)          (806)          (333)
Fuel Expense Write-off          3,500             -             -
Transmission and
 Distribution                   3,668          4,103          4,166
Customer Accounting and
 General Administrative         6,740          6,669          7,270
      Total                   $11,794        $12,664        $14,176

  Fuel expense for generation increased by $222,000 in 1995, compared to 1994, because oil-fired generation increased 5,507 MWH to help offset the lost generation of Maine Yankee. Other generation expenses decreased $65,000, primarily due to reduced activity at the Caribou Steam Plant. In 1996, the Caribou Steam Plant was deactivated because of the loss of two customers, Loring Air Force Base and Houlton Water Company, and is projected to remain inactive for a minimum of five years. Deferred fuel expense, a component of other operation and maintenance expenses, was a negative $4,969,000 in 1995, compared to a negative $806,000 and a negative $333,000 in 1994 and 1993, respectively. Negative deferred fuel indicates that current fuel costs have exceeded fuel revenues and have been deferred to a period when these costs will be collected. As part of the four-year rate plan, the Company wrote off $3.5 million, before income taxes, of the replacement power costs associated with the Maine Yankee outage. For more information about the rate plan and Maine Yankee, see the "Regulatory Proceedings" and "Maine Yankee" sections of this Annual Report. Transmission and distribution expenses were $3,668,000 in 1995, compared to $4,103,000 and $4,166,000 in 1994 and 1993, respectively.
The decrease in 1995 expenses compared to 1994 and 1993, reflects a new wheeling arrangement between NB Power and a cogeneration facility in our service territory, now owned by Central Maine Power, whereby the Company no longer remits these payments to NB Power. Customer accounting and general and administrative expenses increased $71,000 from $6,669,000 in 1994 to $6,740,000 in 1995. This increase was due to increased medical and regulatory expenses. However, 1995 expenses were $530,000 less than 1993 expenses, reflecting the Company's efforts to control these expenses.


Maine Yankee

  The Company owns 5% of the Common Stock of Maine Yankee. In early February of 1995, during a scheduled refueling-and-maintenance shutdown, Maine Yankee detected an increased rate of degradation of the Plant's steam generator tubes in excess of the number expected and started evaluating several courses of action. Maine Yankee would not resume operations until the necessary repairs had been made.

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

  The sleeving of the steam generator tubes was not completed until mid-December of 1995, at a cost of approximately $27 million, with the Company's share being approximately $1.3 million. During 1995, while Maine Yankee was out of service, the Company incurred additional replacement power costs of approximately $5.7 million. As more fully explained in the "Regulatory Proceeding" sections of this Annual Report, the Maine Public Utilities Commission (MPUC) approved a multi-year rate plan for the Company. As an element of the rate plan, the Company eliminated the fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company, an independent power producer. As part of the rate plan, $2.1 million,

                                   (Page 7)

net of income taxes, of the replacement power costs associated with the Maine Yankee outage was written off in 1995, $300,000, net of income taxes, will be amortized over the four-year rate plan period, and an estimated $1.3 million, net of income taxes, will be deferred until 2000. The rate plan also includes a mechanism to handle similar unexpected Maine Yankee outages during the rate plan period. In addition, the stipulation allows for the five-year amortization of the actual sleeving expenses.

  On December 4, 1995, when the sleeving project was substantially complete, Maine Yankee obtained a copy of a letter from an organization with a history of opposing nuclear power development to a State of Maine nuclear safety official based on documentation from an anonymous employee or former employee of Yankee Atomic Electric Company (Yankee), an affiliate of Maine Yankee that has regularly performed nuclear engineering and related services for Maine Yankee and other nuclear plant operators. The letter contained allegations that Yankee knowingly performed inadequate analyses to support two license amendments to increase the rated thermal power at which the Maine Yankee Plant could operate. It was further alleged in the letter that Maine Yankee deliberately misrepresented the analyses to the Nuclear Regulatory Commission
(NRC) in seeking the license amendments. The allegedly inadequate analyses related to the operation of the Plant's emergency core cooling system (ECCS) and the calculation of the Plant containment's peak postulated accident pressure, both under certain assumed accident conditions. The analyses were used in support of license amendments that authorized Plant power uprates from 2,440 megawatts thermal, a level equal to approximately 90 percent of the maximum electrical capability of the Plant, to its current 100-percent rated level.

  In response to technical issues raised by the allegations, the NRC initiated a special technical review of the safety analyses performed by Yankee relating to Maine Yankee's license amendment applications for the power uprates. At the same time, Maine Yankee and Yankee initiated intensive internal investigations of the allegations and provided responsive information and documentation to the NRC.

  On December 18, 1995, a public meeting was held at the NRC to discuss the findings resulting from the NRC's technical review. At the meeting, the NRC informed Maine Yankee that it had concerns regarding the adequacy of a proprietary computer code used in ECCS safety analyses supporting Maine Yankee's last two applications for license amendments that authorized power uprates to levels above 90 percent of its current maximum capability. At the meeting, the NRC also indicated that operation of the Plant at a level up to 90 percent could be acceptable if operation was based on methods previously found acceptable by the NRC staff and not on the computer code that is currently under review by the NRC, and further informed Maine Yankee of the terms and conditions under which Maine Yankee could resume power operation of the Plant. Subsequently, the NRC informed Maine Yankee that the allegations would be the subject of investigations by the NRC's Office of Investigations and the Office of the Inspector General.

  On January 3, 1996, the NRC issued a "Confirmatory Order Suspending Authority For And Limiting Power Operation And Containment Pressure (Effective Immediately) And Demand For Information" (the Order) confirming the conclusions of the NRC from the public meeting and follow-up communications with Maine Yankee. The Order limited the power output of the Maine Yankee Plant to approximately 90 percent of its rated maximum until the NRC shall have reviewed and approved Plant-specific analyses meeting the NRC's criteria for operation of the ECCS under certain postulated accident conditions, in lieu of the analyses based on the questioned computer code. The Order further required that, prior to operating the Plant at any level, Maine Yankee should submit, under oath, specified information relating to operating the Plant at up to the 90-percent level and descriptions of measures taken to assure compliance with the limitations on operating level and containment pressure.

  With respect to subsequently returning the Plant to its 100-percent operating level, the Order required Maine Yankee to submit a Plant-specific analysis meeting the NRC's requirements for ECCS operation under specified conditions at Plant power levels up to 100 percent of its maximum rated capability. The Order also required an integrated containment analysis demonstrating that the maximum calculated containment pressure under certain postulated accident conditions does not exceed the design pressure of the Plant's containment. In addition, the Order required Maine Yankee to submit a schedule for providing the requested analyses and related information to the NRC. The Order is subject to the limited rights of any person "adversely affected" by the Order to request a hearing or to seek a stay of the effectiveness of the Order.

  On January 10, 1996, Maine Yankee filed with the NRC information specified in the Order that it believes supports operation of the Plant at up to 90 percent of the Plant's capability. In its submittal, Maine Yankee also notified the NRC that it expected to proceed with initial operation of the Plant on January 11, 1996, and the Plant commenced operation on that day. The Company estimates that its incremental replacement power costs at the 90-percent level of operation could range, depending on overall energy requirements and market conditions, from approximately $40,000 to $60,000 per month as a result of the reduced energy output of the Plant. With the previously mentioned rate plan commencing on January 1, 1996, and the elimination of the fuel clause, these costs will be charged to operations.

  Despite the twelve-month shutdown, on January 22, 1996, Maine Yankee attained the 90 per cent level of the Plant's capability. The Company cannot predict when the Plant will be granted authority to return to the 100-percent operating level and, once the authority is received, when Maine Yankee will attain that operating level. The Company also cannot predict the results of the internal and external investigations of the allegations brought to Maine Yankee's attention on December 4, 1995, or whether any party will seek an NRC hearing or any appeal with respect to the Order. Maine Yankee has stated, however, that it intends to pursue its internal investigation diligently and cooperate with the governmental investigations, and that it believes that after it develops the information requested by the NRC for operation of the Plant at full capacity it will be able to operate the Plant at that level while meeting all applicable NRC safety requirements.


                                   (Page 8)

Earnings and Dividends

  For 1995, earnings per share before extraordinary items were $.57. Write-offs of the Company's remaining wholesale investment in Seabrook and other wholesale plant have been classified as extraordinary items resulting in a loss of $6.2 million, net of income taxes, $3.86 per share. After extraordinary items, the Company incurred a loss per share of $3.29, based on a net loss of $5,315,312 and 1,617,250 average shares outstanding. In addition to the extraordinary write-offs in 1995, the Company also charged $2.1 million to operating expenses, net of income taxes, or $1.30 per share, for previously deferred retail fuel representing the replacement power expenses incurred during the Maine Yankee resleeving outage in 1995. Earnings were also negatively impacted by the September 1994 closure of Loring Air Force Base. As discussed in the "Regulatory Proceedings" section of this Annual Report, these write-offs were an element of the four-year rate plan approved by the MPUC on November 13, 1995.

  Your Board of Directors declared quarterly dividends of $.46 per share after raising the dividend in the fourth quarter of 1993 from $.44 per share. Dividends paid per share for 1995 and 1994 were $1.84 per share and $1.76 for 1993. The dividend payout ratios were 62% and 56% for 1994 and 1993, respectively. Before considering the rate plan write-offs, the 1995 payout ratio was 98.4%.

  The Company's return on common equity for 1995 was a negative 12.33%, after extraordinary items, compared to 10.33% for 1994 and 11.69% for 1993. As more fully discussed in the "Regulatory Proceedings" section of this Annual Report, the Maine Public Utilities Commission approved a four-year rate plan on November 13, 1995, effective January 1, 1996, with an authorized rate of return of 11.0%.

  The table below portrays the cost components of an average kilowatt hour sale for the three-year period, based on actual sales for those years. The impact of the extraordinary and deferred fuel write-offs totaling $8,340,000, net of tax, has not been considered to obtain comparability with previous years. The fuel component for each of the years reflects the fuel recoveries authorized via the annual fuel adjustment clauses.


Components of Costs for
Average Revenue Per Primary Sale KWH
Before 1995 Write-offs
(Cents)

                                 1995           1994           1993

Fuel                             3.21           2.90           2.84
Purchased Power Capacity
  And Other Operations           3.39           3.38           3.31
Depreciation                      .43            .40            .37
Seabrook Amortization             .28            .28            .26
Taxes                             .70            .86            .90
Interest                          .63            .62            .60
Other Revenues                   (.35)          (.48)          (.45)
Return to Shareholders            .50            .78            .82
Average Revenue Per
  Primary Sale KWH               8.79           8.74           8.65



Liquidity and Capital Resources

  In 1995, the write-offs required by the rate plan, the impact of the closure of Loring Air Force Base (Loring) in the fall of 1994, and the extended resleeving shutdown of Maine Yankee all adversely impacted the Company's earnings, resulting in a loss of $5.3 million. As more fully explained in the "Regulatory Proceedings" section of this Annual Report, the Company agreed to write-offs totalling $8.3 million, $5.16 per share, consisting of extraordinary losses of $6.2 million and a charge to operations of $2.1 million, representing replacement power costs during the Maine Yankee resleeving outage. Despite the loss, cash flows were better than expected. With the exception of short-term borrowings for working capital requirements, the Company was able to fund its construction, pay the dividends, and pay for the Maine Yankee resleeving and replacement power costs principally with internally-generated funds. Despite the write-offs, at the end of 1995, common shareholders' equity was 50% of the Company's capital structure. With this financial strength and the rate plan, the Company believes it is properly positioned to face the challenges it will encounter to the turn of the century.

  The accompanying "Statements of Consolidated Cash Flows" reflect the Company's liquidity and financial strength. The statements report the net cash flows generated from or used for operating, financing, and investing activities.

  Net cash flows generated from operating activities were $3.4 million in 1995, compared to $10.3 million in 1994, which reflect the Maine Yankee replacement power costs of $5.7 million and resleeving costs of $1.3 million. In 1995, the Company borrowed an additional $1.4 million utilizing its short-term credit facilities. During 1995, the Company paid $3 million in dividends, made debt payments of $65,000 and invested $3.4 million in electric plant.

  In 1994, operating activities generated net cash flows of $10.3 million. In addition, the Company received the final payment of $1.1 million from the trustee of the tax-exempt bonds upon the completion of qualifying facilities. The Company paid dividends of $3 million, purchased 43,000 shares of its Common Stock in early 1994 for $1.1 million, made debt payments of $1.9 million, including the final payment on its 4-3/4% First Mortgage Bonds, and invested $4.4 million in electric plant. During 1994, the Company had sufficient cash flows that did not require short-term borrowings from its credit facilities.

  Net cash flow from operating activities for 1993 was $8.8 million, and the Company received $2.4 million from the trustee of the tax-exempt bonds upon the completion of qualifying facilities. The Company used $3.0 million for dividends, $5.1 million for debt payments, and invested $3.3 million in electric plant.


                                   (Page 9)

  For additional information regarding construction expenditures for 1993 to 1995 and anticipated construction expenditures for 1996, see Note 10, "Commitments and Contingencies, Construction Program", of the Notes to Consolidated Financial Statements.

  The Company uses short-term borrowings to satisfy working capital requirements. As previously mentioned, in 1995 the Company had sufficient cash flows and periodically required short-term borrowings from its credit facilities. As was the case at the end of 1993, the Company ended 1994 without any outstanding short-term borrowings, while $1.4 million was outstanding at the end of 1995. During 1993 to 1995, required borrowings under the Company's credit facilities were below the existing prime rate. For additional information on the short-term credit facility, see Note 5, "Short-Term Credit Arrangements", of the Notes to Consolidated Financial Statements.

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

  In order to maintain the Company's common equity at levels appropriate for an investor-owned utility, the Company has repurchased 250,000 shares at a cost of $5,714,376. The original five-year program approved by the Maine Public Utilities Commission (MPUC) expired in September 1994. On November 1, 1994, the MPUC approved the Company's application to repurchase up to an additional 300,000 shares over a five-year period. With the write-offs required by the rate plan, the Company does not anticipate using the program to adjust its capital structure.

  The Company can also issue First Mortgage Bonds of $17.5 million and Second Mortgage Bonds of $24 million without bondable property additions. For additional information on long-term debt, see Note 8, "Long-Term Debt", of the Notes to Consolidated Financial Statements.


Employees

  At the end of 1995, the Parent Company had 169 full-time employees compared to 171 for 1994. As the result of the lay-up of the Caribou Steam Plant and corresponding voluntary early retirement program to create vacancies for the displaced workers, the number of employees at the Parent Company decreased by an additional 11 at the beginning of January, 1996. The Subsidiary had 10 full-time employees at the end of both 1995 and 1994. Consolidated payroll costs were $6.8 million in 1995 compared to $6.7 million in 1994.

  Local 1837 of the International Brotherhood of Electrical Workers ratified a three-year contract with the Parent Company, effective on October 1, 1993.
The agreement includes 3.5% wage increases in each year of the contract. Negotiations for a new contract, effective October 1 1996, will begin this summer.

  The Subsidiary and Local 1733 of the International Brotherhood of Electrical Workers ratified a three-year contract effective January 1, 1995. Annual wage increases of 3.25% are provided in each year of the contract.



Regulatory Proceedings

Four-Year Rate Plan Approved

  On November 13, 1995, the Maine Public Utilities Commission (MPUC) approved a stipulation signed by the Company, the Commission Staff and the Maine Public Advocate, but opposed by McCain Foods, Inc. This stipulation, which becomes effective January 1, 1996, establishes a multi-year rate plan for the Company that will provide our customers with predictable rates through 1999 and shares operating risks and benefits between the Company's shareholders and customers.

  Under the terms of the stipulation, the Company has the right to receive the following increases in retail rates: January 1, 1996, 4.4%; February 1, 1997, 2.9%; February 1, 1998, 2.75%; and February 1, 1999, 2.75%. The Company has agreed that it will seek no other increases, for either base or fuel rates, except as provided under the terms of the plan. There will be no fuel clause adjustments for the duration of the plan.

  The increases are subject to adjustments resulting from the operation of a profit-sharing mechanism, as well as the mandated cost and plant outage provisions of the plan. The profit-sharing mechanism is based on a target return on equity of 11%, calculated using certain retail ratemaking methodologies, and will apply only to the last two rate increases, scheduled to occur in 1998 and 1999. The profit-sharing mechanism establishes a bandwidth of 300 basis points around the target return on equity. All gains or losses within that bandwidth will be borne entirely by the Company's shareholders. Any earnings above or below the bandwidth will be shared by shareholders and customers. Moreover, the Company is allowed to terminate the rate plan and file for a general rate increase if its earnings fall 500 or more basis points below the target return on equity during any twelve-month period during the term of the plan.

  The plan also provides that if either Maine Yankee or the Wheelabrator-Sherman Energy Company (Wheelabrator-Sherman) ceases operation for more than six months, the Company will be permitted to adjust its allowed rate increases by half of the net costs or net savings resulting from an outage. Any net costs or net savings realized during the first six months of the outage would accrue entirely to shareholders. The Company is also permitted to adjust the annual increases because of certain mandated costs, such as tax or accounting changes, if any such change affects the Company's annual revenue requirement by more than $300,000.

  The Company, under the terms of the plan, has recognized write-offs in 1995, totalling approximately $8,340,000, net of income taxes, or approximately $5.16 per share. Approximately $4,846,000, net of income taxes, of the Company's investment in the Seabrook nuclear project previously allocated to wholesale sales and $1,390,000, net of income taxes, of other wholesale plant investment and regulatory assets have been written off and classified as extraordinary items. In addition, $2,104,000, net of income taxes, of deferred retail fuel has been charged to operating expenses.

  The Company will also be permitted to defer $1,500,000 annually of the costs of its purchases from Wheelabrator-Sherman during each of the four years of the rate plan. The plan permits the Company to seek recovery of this deferred amount, up to a total of $6,000,000, in rates beginning in the year 2001, after the current term


                                   (Page 10)

of its contract with Wheelabrator-Sherman has expired. The Company has been negotiating with Wheelabrator-Sherman to restructure the terms of its power purchase contract, which was mandated by the MPUC acting under the authority of Public Utility Regulatory Policy Act (PURPA). To date, these negotiations have not been successful. The Company believes the deferral allowed under this rate plan parallels the effects of a restructured contract. The Company and Wheelabrator-Sherman are continuing discussions, and the benefits of any restructured contract will be passed through to the Company's customers, by applying any savings first to these deferred amounts. The rate plan also allows the deferral, until the year 2000, of approximately $1.3 million, net of income taxes, of uncollected retail fuel at the beginning of the rate plan, while an additional $300,000, net of income taxes, will be amortized over the rate plan period.

  The Company's success under the rate plan depends on the normal operation of Maine Yankee. If Maine Yankee experiences additional problems with the steam generator tubes or other components of the plant and cannot maintain normal operations, the Company's earnings and cash flows will be adversely impacted.

  On January 2, 1996, McCain Foods, Inc., who had objected to the stipulation, appealed the Commission's approval of it to the Maine Supreme Judicial Court. Although the Company does not believe this appeal has much merit, it cannot predict the ultimate outcome.

Three New Rates Approved

  In addition to the four-year rate plan, the Maine Public Utilities Commission (MPUC) also approved the Company's proposal to develop flexible rates to retain or attract new customers. On October 23, 1995, the Company implemented a reduced Rate AH for residential electric space heat. Customers who have a permanent electric space heat system that supplies at least 50% of their heating requirements have been offered a discount up to 40% from October to April.

  On November 27, 1995, the MPUC approved two new rates that became effective December 1, 1995. The first, Rate F, provides farmers with a discounted price for electricity used in storage facilities, reducing their winter electric rate ten percent from November through March. The second, Rate EDR, an economic development rate, provides a multi-year discount in the cost of electric service for large commercial and industrial customers who create new electrical load. This reduced rate should encourage development in our electrical service territory by providing an incentive rate while a new business gets established or an existing business, meeting certain criteria, completes expansion. Depending on eligibility, the discount offered will range from 20% the first year to 5% in the fourth year. After the four-year period, EDR customers will be billed under the Company's standard electric rates.

Fuel Clause Changes

  On March 29, 1993, the Maine Public Utilities Commission (MPUC) approved a stipulation increasing its fuel adjustment clause by $882,000 for the twelve months beginning April 1, 1993. On March 18, 1994, the MPUC approved the Company's request for not changing the Company's fuel adjustment clause for the twelve months beginning April 1, 1994. Lower fuel prices, higher sales, and above-normal hydro generation all contributed to maintaining the fuel clause with no additional increases.

  On March 27, 1995, the MPUC approved a stipulation, agreed to by the Company and the MPUC Staff, resulting in an increase of 3% in retail rates effective April 1, 1995. As the first step in the Company's plan to provide stable and predictable rates leading to the MPUC's approval of the multi-year rate plan, the Company limited its increase to 3%, an annual increase of approximately $1.4 million. As stated above in the description of the Company's four-year plan, the Company will be entitled to no additional fuel clause adjustments through May 1, 1999.

Wholesale  Customers Solicit
Competitive Bids

  On September 26, 1994, Maine Public Service Company's wholesale customers (Houlton Water Company, Van Buren Light and Power District, and Eastern Maine Electric Co-Operative, Inc.) issued a request for proposal to several wholesale suppliers, including the Company, for purchased power requirements beginning January 1, 1996. The wholesale customers' request sought proposals for a minimum ten-year period.

  On October 21, 1994, the Company submitted its proposals to the wholesale customers. The Company submitted alternative proposals, a six-year proposal and an eleven-year proposal, both beginning January 1, 1995. Although a current contract obligated the wholesale customers through December 31, 1995, they sought "incentives" from potential suppliers to reduce their cost for 1995. The Company's proposals reduced rates by approximately 20% from the rates under the current contract. The Company believed that its proposals were competitive with those available from other potential wholesale suppliers.

  On December 2, 1994, the Company was notified that Houlton Water Company
(HWC) selected a competing offer from Central Maine Power (CMP) to be served from its newly acquired subsidiary located in Fort Fairfield, Maine, the Aroostook Valley Electric Company (AVEC). On December 29, 1994, HWC filed with the Maine Public Utilities Commission (MPUC) for approval of its purchase from CMP. The Company intervened in this matter, contending that the MPUC should not grant HWC's requested approval, since CMP would be serving HWC from a facility acquired using State financing. The Company believed that State energy and regulatory policy prohibited CMP from using a facility supported by State financing to the detriment of the retail customers of another facility. On March 30, 1995, the MPUC issued its decision, concluding that the statutes granted it the authority to approve the contract between CMP and HWC, and furthermore, did not confer upon the MPUC the authority to consider the effects of that contract upon the Company and its customers. The MPUC also found that the statute granting CMP the right to use State funds to acquire the facility did not give the MPUC any authority to establish conditions concerning the operation of the facility. Therefore, in considering its approval of the CMP-HWC contract, the MPUC declined to take into account the effect of that contract upon the Company and its customers. For the twelve months ended December 31, 1995, sales to HWC represented 11.1% of the Company's consolidated MWH sales and 8.4% of consolidated operating revenues. The Company served HWC under an earlier contract through December 31, 1995, and will provide transmission services to HWC, starting in 1996.

  The Company was also notified on December 2, 1994, that the remaining wholesale customers, Van Buren Light and Power District (Van Buren) and Eastern Maine Electric Co-Operative, Inc. (EMEC), selected the Company's six-year proposal, which included a provision that any new contract not be terminated before December 31, 1998.


                                   (Page 11)

For the twelve months ended December 31, 1994, sales to Van Buren and EMEC represented 3.7% of the Company's consolidated MWH sales and 3.1% of consolidated operating revenues. The new rates were approved by the Federal Energy Regulatory Commission on February 1, 1995, retroactive to January 1, 1995.

Open Access Transmission Tariff

  On March 31, 1995, at the request of the U. S. wholesale customers, the Company filed an open access transmission wheeling tariff with the Federal Energy Regulatory Commission (FERC). The new tariff provides fees for several different levels of transmission services that are required by transmission customers. In getting its tariff approved, the Company must contend with the many rulemaking changes that the FERC has recently issued on open access transmission services. On May 31, 1995, the FERC approved the filed tariff, subject to refund, and established hearing dates for the new tariff. The Company has not recognized the additional revenues of $354,000 from the temporary tariff, since the new rates are subject to refund. Upon final FERC approval of the open access transmission tariff, the Company will recognize the allowable portion of the revenues currently subject to refund. Throughout the proceedings, the wholesale customers have contested various aspects of the filed tariff. The Company cannot predict the outcome of this proceeding.

Accounting Pronouncements

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of the new standard did not have a material effect on the Company's financial position or results of operations.

  In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation", the adoption of which will not have a material impact on the Company's financial position or results of operations.


Shareholder Information

General

  The Company's Common Stock is listed and traded on the American Stock Exchange. As of December 31, 1995 and 1994, Common Stock shares issued and outstanding were 1,617,250. As of December 31, 1995, shares were held by 1,634 shareholders or nominees in forty-nine states, the District of Columbia, and Canada.

  The annual meeting of shareholders is held each year on the second Tuesday in May at the Company's headquarters in Presque Isle. Market price and dividend information relative to the two most recent calendar years are shown in the tabulation below.


  Income Tax Status of 1995 Dividends

  The Company has determined that the Common Stock dividends paid in 1995 are fully taxable for federal income tax purposes. These determinations are subject to review by the Internal Revenue Service, and shareholders will be notified of any significant changes.

                           Market               Dividends  Dividends
                            Price                  Paid     Declared
                             High         Low   Per Share  Per Share
1995
First Quarter             $23-7/8     $20-5/8      $  .46     $  .46
Second Quarter            $22-3/4     $19-7/8         .46        .46
Third Quarter             $23-1/4     $21             .46        .46
Fourth Quarter            $23-1/2     $20-5/8         .46        .46
Total Dividends                                     $1.84      $1.84

1994
First Quarter             $27-3/8     $26          $  .46     $  .46
Second Quarter            $27         $25-1/4         .46        .46
Third Quarter             $26         $22-3/4         .46        .46
Fourth Quarter            $24         $20-1/2         .46        .46
Total Dividends                                     $1.84      $1.84


  Dividends declared within the quarter are paid on the first day of the succeeding quarter.



                                   (Page 12)

Five-Year Summary of Selected Financial Data

             1995         1994         1993         1992         1991

Operating Revenues
         55,246,626   58,306,085   60,575,712   56,570,640   57,966,310


Income Before Extra-
   ordinary Items
            920,500    4,845,647    5,300,840    4,864,936    4,476,060

Extraordinary Items,
   Net of Taxes
         (6,235,812)         -            -            -            -

Net Income (Loss) Available for
   Common Stock
         (5,315,312)   4,845,647    5,300,840    4,864,936    4,476,060

Earnings (Loss)  Per Share of Common Stock
   Income Before
   Extraordinary Items
                .57         2.99         3.19         2.93         2.62

   Extraordinary Items
              (3.86)          -            -           -            -

Net Income (Loss)
              (3.29)        2.99         3.19         2.93         2.62

Dividends Per Share of Common Stock:

   Declared Basis
               1.84         1.84         1.78         1.76         1.68

   Paid Basis
               1.84         1.84         1.76         1.74         1.68

Total Assets
        113,841,822  122,375,442  124,936,558  112,047,613  115,365,848

Long-Term Debt
Outstanding
         37,435,000   37,500,000   39,365,000   39,455,000   44,745,000

   Less amount due
   within one year
          1,315,000       65,000    1,865,000       90,000      490,000

Long-Term Debt
         36,120,000   37,435,000   37,500,000   39,365,000   44,255,000



                                  (Page 13)

Independent Auditors' Report

MAINE PUBLIC SERVICE COMPANY:

  We have audited the accompanying consolidated balance sheets and statements of capitalization of Maine Public Service Company and its Subsidiary, Maine and New Brunswick Electrical Power Company, Limited, as of December 31, 1995 and 1994, and the related consolidated statements of operations, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





Deloitte & Touche   LLP
Boston, Massachusetts
February 14, 1996


                                   (Page 14)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Statements of Consolidated Operations

                                          Year Ended December 31
                                      1995         1994         1993

Operating Revenues                $55,246,626  $58,306,085  $60,575,712

Operating Expenses
   Purchased Power                 31,978,290   27,764,353   27,513,535
   Other Operation & Maintenance   11,794,000   12,664,268   14,175,651
   Depreciation & Amortization      4,277,494    4,224,190    4,124,121
   Taxes Other Than Income          1,653,228    1,594,422    1,523,451
   Provision for Income Taxes       1,179,336    3,739,777    4,313,042

    Total Operating Expenses       50,882,348   49,987,010   51,649,800

Operating Income                    4,364,278    8,319,075    8,925,912
Other Income (Deductions)
   Equity in Income of Associated
    Companies                         360,684      361,752      418,552
   Allowance for Equity Funds Used
    During Construction                 3,667        9,174       56,131
   Provision for Income Taxes         (73,269)    (104,546)     (79,651)
   Other - Net                         27,172      113,925     (154,368)
Total                                 318,254      380,305      240,664
Income Before Interest Charges and
 Extraordinary Items                4,682,532    8,699,380    9,166,576

Interest Charges
   Long-Term Debt & Notes Payable   3,763,395    3,857,301    3,890,253
   Less Allowance for Borrowed Funds
    Used During Construction           (1,363)      (3,568)     (24,517)
    Total                           3,762,032    3,853,733    3,865,736

Income Before Extraordinary Items     920,500    4,845,647    5,300,840
Extraordinary Items, Net of
 Taxes of $1,917,399               (6,235,812)         -            -
Net Income (Loss) Available
    for Common Stock               (5,315,312)   4,845,647    5,300,840

Earnings (Loss) Per Share
of Common Stock
   Income Before Extraordinary Items   $  .57        $2.99        $3.19
   Extraordinary Items                  (3.86)         -            -
   Net Income (Loss)                   $(3.29)       $2.99        $3.19

Average Shares Outstanding          1,617,250    1,618,700    1,660,250

See Notes to Consolidated Financial Statements.



                                   (Page 15)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Statements of Consolidated Cash Flows
                                          Year Ended December 31,
                                      1995         1994         1993
Cash Flow From Operating Activities
 Net Income (Loss)                $(5,315,312)  $4,845,647   $5,300,840
 Adjustments to Reconcile Net
    Income (Loss) to
 Net Cash Provided by Operations:
    Depreciation and Amortization   4,277,494    4,224,190    4,124,121
    Extraordinary Items, After
    Income Taxes                    6,235,812          -            -
    Deferred Income Taxes - Net     1,165,623     (359,942)     161,968
    Deferred Investment Tax Credits   (77,027)     (77,027)     (77,024)
    Allowance for Funds Used
    During Construction                (5,030)     (12,742)     (80,648)
    Income on Tax-Exempt Bonds-
    Restricted Funds                      _         (6,269)    (140,801)
    Change in Deferred Regulatory
    and Debt
    Issuance Costs                 (2,220,091)   1,690,200       (1,923)
    Change in Deferred Revenues       353,653     (119,440)    (159,264)
    Change in Benefit Obligations     277,078      702,649      563,759
    Change in Current Assets and
       Liabilities:
    Accounts Receivable and
       Unbilled Revenue              (921,247)   1,110,069      (65,017)
    Deferred Fuel and Purchased
       Energy Cost                 (1,457,973)    (822,990)    (332,573)
    Other Current Assets               39,540     (216,035)     (28,960)
    Accounts Payable                1,150,497      495,726     (669,790)
    Accrued Taxes and Interest         11,374     (654,040)      (8,701)
    Other Current Liabilities           4,291      (11,316)       1,783
 Other - Net                          (91,493)    (495,898)     197,354

Net Cash Flow Provided By
 Operating Activities               3,427,189   10,292,782    8,785,124

Cash Flow From Financing Activities
 Dividend Payments                 (2,975,740)  (2,975,740)  (2,955,245)
 Purchase of Common Stock                 -     (1,143,137)         -
 Drawdown of Tax-Exempt Bond Proceeds     -      1,110,637    2,355,295
 Retirements of Long-Term Debt        (65,000)  (1,865,000)     (90,000)
 Short-Term Borrowings, Net         1,400,000          -     (5,000,000)

Net Cash Flow Used In Financing
 Activities                        (1,640,740)  (4,873,240)  (5,689,950)

Cash Flow Used In Investing Activities
 Investment in Restricted Funds           -        169,588       (5,157)
 Investment in Electric Plant      (3,428,784)  (4,362,620)  (3,273,186)

Net Cash Flow Used In Investing
 Activities                        (3,428,784)  (4,193,032)  (3,278,343)

Increase (Decrease) in Cash and
 Temporary Investments             (1,642,335)   1,226,510     (183,169)
Cash and Temporary Investments at
 Beginning of Year                  2,618,418    1,391,908    1,575,077

Cash and Temporary Investments at
 End of Year                       $  976,083   $2,618,418   $1,391,908

Supplemental Disclosure of Cash
 Flow Information:
 Cash Paid During The Year For:
    Interest                       $3,499,198   $3,580,862   $3,625,620
    Income Taxes                   $  235,076   $5,040,950   $4,233,884

See Notes to Consolidated Financial Statements.



                                   (Page 16)


MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Consolidated Balance Sheets

Assets
                                                    December 31,
                                                    1995         1994

Utility Plant
   Electric Plant in Service                   $88,648,045  $89,625,380
   Less Accumulated Depreciation                39,674,322   39,713,937
      Net Electric Plant in Service             48,973,723   49,911,443
   Construction Work-In-Progress                   427,654      570,367
      Total                                     49,401,377   50,481,810

Investments in Associated Companies              3,641,211    3,455,935

Net Utility Plant and Investments
 in Associated Companies                        53,042,588   53,937,745

Current Assets:
 Cash and Temporary Investments                    976,083    2,618,418
 Deposits for Interest and Dividends               743,935      743,935
 Accounts Receivable (less allowance for
  uncollectible accounts in 1995, $214,130
  and 1994, $214,215)                            6,225,423    5,069,376
 Unbilled Revenue                                2,179,043    2,413,843
 Deferred Fuel and Purchased Energy Costs        1,993,289      535,316
 Inventory                                       1,243,597    1,288,896
 Prepayments                                       542,933      537,174

      Total                                     13,904,303   13,206,958


Other Assets:
   Recoverable Seabrook Costs (less accumulated
   amortization and write-off in 1995,
   $24,040,971; in 1994, $16,113,391            29,146,039   37,073,619
   Regulatory Assets-SFAS 109 & 106             13,746,531   16,212,326
   Unamortized Debt Expense (less accumulated
   amortization in 1995 $1,601,945; 1994,
   $1,335,101)                                     702,865      949,709
   Deferred Regulatory Costs (less accumulated
   amortization in 1995, $1,567,429; 1994,
   $2,668,447)                                   2,698,763      379,796
   Miscellaneous                                   600,733      615,289

      Total                                     46,894,931   55,230,739

Total Assets                                  $113,841,822 $122,375,442


See Notes to Consolidated Financial Statements.


                                   (Page 17)

Capitalization and Liabilities
                                                       December 31,
                                                    1995         1994

Capitalization (see accompanying statements):
 Common Shareholders' Equity                   $38,956,795  $47,247,847
 Long-Term Debt                                 36,120,000   37,435,000
      Total                                     75,076,795   84,682,847


Current Liabilities:
 Long-Term Debt Due Within One Year              1,315,000       65,000
 Notes Payable to Banks                          1,400,000          -
 Accounts Payable                                3,162,410    2,118,804
 Accounts Payable - Associated Companies           838,863      868,853
 Accrued Employee Benefits                       1,229,542    1,092,661
 Deferred Income Taxes Related to Deferred
    Fuel Costs                                     795,484      213,561
 Dividends Declared                                743,936      743,936
 Customer Deposits                                  78,820       74,529
 Taxes Accrued                                     105,634       91,613
 Interest Accrued                                1,018,703    1,021,350
      Total                                     10,688,392    6,290,307


Deferred Credits:
 Deferred Revenues                                 353,653          -
 Income Taxes                                   23,970,098   28,036,322
 Investment Tax Credits                            795,135      936,748
 Miscellaneous                                   2,957,749    2,429,218
      Total                                     28,076,635   31,402,288



Commitments and Contingencies (Note 10)

Total Capitalization and Liabilities          $113,841,822 $122,375,442



                                   (Page 18)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY

Statement of Consolidated Common Shareholders' Equity

                       Par Value    Paid-In      Retained      Treasury
            Shares        Issued    Capital      Earnings         Stock


Balance, January 1, 1993
         1,660,250   $13,070,750    $38,317  $35,637,654   $(4,571,239)

  Net Income                                   5,300,840
  Dividends:
     Common Stock
     ($1.78 per share)                        (2,955,245)

Balance, December 31, 1993
        1,660,250     13,070,750    38,317    37,983,249    (4,571,239)

  Net Income                                   4,845,647
  Dividends:
     Common Stock
     ($1.84 per share)
                                              (2,975,740)
  Stock Repurchased:
  Common Stock
          (43,000)                                          (1,143,137)

Balance, December 31, 1994
        1,617,250     13,070,750    38,317    39,853,156    (5,714,376)

  Net Loss                                    (5,315,312)
  Dividends:
  Common Stock
($1.84 per share)                             (2,975,740)

Balance, December 31, 1995
        1,617,250    $13,070,750   $38,317   $31,562,104   $(5,714,376)



See Notes to Consolidated Financial Statements.



                                   (Page 19)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Consolidated Statements of Capitalization
                                                         December 31,
                                                      1995         1994
Common Shareholders' Equity
Common Stock, $7 Par Value-Authorized
3,000,000 Shares in 1995 and 1994;
   Issued 1,867,250 Shares in 1995 and 1994   $13,070,750  $13,070,750
Paid-In-Capital                                    38,317       38,317
Retained Earnings                              31,562,104   39,853,156
 Total                                         44,671,171   52,962,223
Treasury Stock-Total Shares of 250,000 in
 1995 and 1994, at cost                        (5,714,376)  (5,714,376)
    Total                                     $38,956,795  $47,247,847


Long-Term Debt
First Mortgage and Collateral Trust Bonds:
    7-1/8% Due Serially through 1998-
    Interest Payable,
           May 1 and November 1              $  2,960,000 $  3,000,000
    7.95% Due Serially through 2003-
    Interest Payable,
           March 1 and September 1              1,975,000    2,000,000
    9.775% Due Serially through 2011-
    Interest Payable,
           March 1 and September 1             15,000,000   15,000,000
Second Mortgage and Collateral Trust Bonds:
    9.6% Due Serially through 2001-
    Interest Payable,
           March 1 and September 1              7,500,000    7,500,000
Public Utility Revenue Bonds-1991 Series:
    7.875% Due 2021-Interest Payable,
           April 1 and October 1               10,000,000   10,000,000

Total Outstanding                              37,435,000   37,500,000
Less-Amount Due Within One Year                 1,315,000       65,000
 Total                                        $36,120,000  $37,435,000


Current Maturities and Redemption Requirements for the Succeeding Five Years Are as Follows:

Long-Term Debt:

1996        $ 1,315,000
1997        $ 1,315,000
1998        $ 4,155,000
1999        $ 1,275,000
2000        $ 1,275,000
Thereafter  $28,100,000

See Notes to Consolidated Financial Statements.


                                   (Page 20)

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

 1.  ACCOUNTING POLICIES

Regulations
  Maine Public Service Company (the Company) is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) and, with respect to wholesale rates, the Federal Energy Regulatory Commission (FERC). As a result of the ratemaking process, the applications of accounting principles by the Company differ in certain respects from applications by non-regulated businesses.

Consolidation and Basis of Presentation
  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (the Subsidiary). All intercompany balances and transactions have been eliminated in consolidation.
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation
  The functional currency of the Subsidiary is the U.S. dollar. Accordingly, translation gains and losses are included in other income. Income and expenses of the Subsidiary are translated at rates of exchange prevailing at the time the income is earned or the expenses are incurred, except for depreciation which is translated at rates existing on the applicable in-service dates. Assets and liabilities are translated at year-end exchange rates, except for utility plant which is translated at rates existing on the applicable in-service dates.

Deferred Fuel and Purchased Energy Costs
  Electric rates include adjustment clauses for fuel and purchased energy costs, through which costs above or below base rate levels are recoverable from or refundable to customers. Fluctuations between current base rates and actual costs are deferred until recovered or refunded through subsequent adjustment clauses, in order to properly match costs with the related revenues. With the exception of Wheelabrator-Sherman fuel costs, the adjustment clauses have been discontinued under the terms of the 4-year rate plan beginning in 1996.

Revenue Recognition
  Operating revenues include sales billed on a cycle billing basis and estimated unbilled revenues for electric service rendered prior to the normal billing cycle.

  On May 31, 1995, the FERC approved a temporary wheeling tariff in the Company's open access transmission filing. The Company has not recognized the additional revenues of $354,000 from the temporary tariff, since the increase in the rates charged to our transmission customers are subject to refund. The Company will recognize these deferred revenues, after any adjustment for refunds, when the FERC approves a final tariff in the open access transmission tariff filing.

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

  Costs which are disallowed or are expected to be disallowed for recovery through rates are charged to income at the time such disallowance is probable. As further explained in Note 10, "Commitments and Contingencies", certain utility plant previously allocated for ratemaking to the wholesale customers was written off during 1995, resulting in an extraordinary loss.

Depreciation and Amortization
  Utility plant depreciation is provided on composite bases using the straight-line method. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 2.96%, 2.99%, and 3.00% for 1995, 1994, and 1993, respectively.

  Bond issuance costs and premiums paid upon early retirements are amortized over the terms of the related debt. Recoverable Seabrook costs and deferred regulatory expenses are amortized over the period allowed by regulatory authorities in the related rate orders. Recoverable Seabrook costs are being amortized principally over thirty years (Note 10). Costs associated with relicensing hydro facilities are amortized over the thirty-year license period.

Income Taxes
  Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", requires an asset and liability approach to accounting and reporting income taxes. SFAS No. 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting.

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


                                   (Page 21)

Accounting Pronouncements
  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of the new standard did not have a material effect on the Company's financial position or results of operations.

  In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation", the adoption of which will not have a material impact on the Company's financial position or results of operations.

Reclassifications
  Certain reclassifications have been made to the 1994 and 1993 financial statements in order to conform to the 1995 presentation.

2.  INCOME TAXES

  A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The impact of the extraordinary write-offs described in Note 10, "Commitments and Contingencies" is highlighted in the table below. The tax effect of items not included in rate base are allocated as "Other Income (Deductions)".


                                   1995          1994          1993

Current income taxes          $   164,009     $4,281,292     $4,307,749
Deferred income taxes            (687,190)      (359,942)       161,968
Investment credits, net          (141,613)       (77,027)       (77,024)
Total income taxes             $ (664,794)    $3,844,323     $4,392,693

Allocated to:
   Operating income            $1,179,336     $3,739,777     $4,313,042
   Other income                    73,269        104,546         79,651
   Extraordinary Items         (1,917,399)           -              -
      Total                    $ (664,794)    $3,844,323     $4,392,693

The effective income tax rates differ from the U.S. statutory rate as follows:

                                   1995              1994           1993

Statutory rate                     (34.0)%          34.0%          34.0%
Excess Canadian taxes                1.6             1.2            1.5
Amortization of recoverable
  Seabrook costs                     5.5             3.8            3.4
State income taxes                  (1.7)            5.8            6.1
Seabrook wholesale write-off        16.7              -              -
Other                                                .8             (.6).3
Effective rate                     (11.1)%          44.2%          45.3%


 The elements of deferred income tax expense (credit) are as follows:

(Dollars in Thousands)
                                     1995           1994           1993
Temporary Differences at
Statutory Rates:
 Seabrook - costs                   $(234)         $(234)         $(234)
 Liberalized depreciation             219            158            223
 AFUDC-borrowed funds                 (63)           (63)           (63)
 Deferred fuel expense                582            328            136
 Deferred regulatory expense          829           (573)           253
 Unbilled and deferred revenue       (141)            48             64
 Reacquired debt                      (79)           (83)           (83)
 Other                                 53             59           (134)
 Total temporary differences -
    operations                      1,166           (360)           162
 Extraordinary Items               (1,853)            -              -
 Total temporary differences -
    statutory rates                 $(687)         $(360)         $ 162



                                   (Page 22)

  The Company has not accrued U.S. income taxes on the undistributed earnings of the Subsidiary, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. No dividends were received from the Subsidiary in 1995, while dividends were $433,243 and $765,958 in 1994 and 1993, respectively. In 1994 and 1993, the dividend received from the Subsidiary exceeded earnings by $55,816 and $198,733, respectively.


  The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of December 31, 1995 and 1994.

                                      (Dollars in Thousands)

                                      1995            1994
  Seabrook                          $16,071         $20,214
  Property                            8,396           8,985
  Regulatory expenses                   915             142
  Investment tax credits               (528)           (622)
  Pension and post-
     retirement benefits               (262)           (251)
  Other                                (622)           (432)
  Net accumulated deferred
     income taxes                    $23,970         $28,036


3.  INVESTMENTS IN ASSOCIATED COMPANIES

  The Company owns 5% of the Common Stock of Maine Yankee Atomic Power Company (Maine Yankee), a jointly-owned nuclear electric power company, and 7.49% of the Common Stock of the Maine Electric Power Company (MEPCO), a jointly-owned electric transmission company.

  Dividends received during 1995, 1994, and 1993 from Maine Yankee were approximately $172,500, $347,500, and $388,800, respectively, and from MEPCO approximately $7,900 in each year. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies. Condensed financial information (unaudited) for Maine Yankee and MEPCO is as follows:

(Dollars In Thousands)

           Maine Yankee                               MEPC

     1995        1994        1993        1995        1994        1993

Earnings

Operating revenues
   $205,977    $173,857    $193,102     $49,699     $24,746     $12,809

Earnings applicable to
   Common Stock
   $  7,060    $  7,080    $  8,220     $   105     $   105     $   105

Company's equity share
   of net earnings
   $    353    $    354    $    411     $     8     $     8     $     8


Investment

Total assets
   $580,958    $549,910    $534,817     $ 5,919     $ 6,562     $ 6,279

Less:
   Preferred stock
     18,600      19,200      19,800         _           _           _

   Long-term debt
     89,999      96,666     103,333         870       1,730       2,590

Other liabilities and
   deferred credits
    401,158     366,550     344,030       4,171       3,954       2,811

Net assets
   $ 71,201    $ 67,494    $ 67,654     $   878     $   878     $   878

Company's equity in
   net assets
   $  3,560    $  3,375    $  3,383     $    66     $    66     $    66



                                   (Page 23)

4.  INVESTMENT IN JOINTLY-OWNED UTILITY PLANT

  The Company has a 3.3455% ownership interest in a jointly-owned utility plant, W. F. Wyman Unit No. 4 (Wyman), an oil-fired generation plant. The Company's proportionate share of the direct expenses of Wyman are included in the corresponding operating expenses in the statements of consolidated operations. The Company's share in the plant at December 31, 1995 and 1994 is as follows:

                                      (Dollars in Thousands)
                                      1995            1994

Electric plant in service            $6,944          $6,969
Accumulated depreciation             (3,619)         (3,426)
   Net electric plant in service     $3,325          $3,543


5.  SHORT-TERM CREDIT ARRANGEMENTS

  The Company has a revolving credit arrangement with a consortium of banks. The revolving credit agreement provides for borrowings up to $10 million through October 1997 and is subject to extension with the consent of all participating banks. The Company can utilize, at its discretion, two types of loan options: A Loans, which are provided on a pro rata basis in accordance with each participating bank's share of the commitment amount, and B Loans, which are provided as arranged between the Company and each of the participating banks. The A Loans, at the Company's option, bear interest equal to either the agent bank's prime rate or LIBOR plus
1/2%. The B Loans bear interest as arranged between the Company and the participating bank. As of December 31, 1995, a B Loan for $1.4 million at 6.4% was outstanding under this arrangement.

  The Subsidiary has a $200,000 (Canadian) bank line of credit agreement providing for interest at the bank's prime rate. There were no borrowings under this arrangement during 1995.

6.  BENEFIT PLANS

U.S. Defined Benefit Pension Plan
  The Company has an insured non-contributory defined benefit pension plan covering substantially all employees. Benefits under the plan are based on employees' years of service and compensation prior to retirement.

  The Company's policy has been to fund pension costs accrued. For the 1995 and 1994 plan years, the Company has made contributions of $284,000 in 1996 and $340,000 in 1995, respectively. The periodic pension cost is comprised of the components listed below as determined using the projected unit credit actuarial cost method. For 1993 and 1995, the Company implemented reduction in force programs. In 1993, these settlements were expensed, while for 1995, these settlements were deferred and will be amortized over five years in accordance with the rate plan.

  The components of the net pension cost for 1995, 1994 and 1993 are as follows:

                                                 (Dollars in Thousands)
                                                1995     1994    1993
Service costs for benefits
   earned during the period                     $ 264    $ 329   $ 274
Interest cost on projected
   benefit obligation                             932      891     847
Actual return on plan assets:
   Actual                                      (2,021)      83    (918)
   Deferred                                     1,111     (962)     26
      Total                                      (910)    (879)   (892)
Net amortization
   and deferral                                    (2)      (2)    (38)
Net Pension Cost                                  284      339     191
Settlements                                       231       -       87
   Total Pension Cost                          $  515   $  339  $  278


  The following table sets forth the plan's funded status, obligations, and assumptions as of December 31, 1995 and 1994:

(Dollars in Thousands)
                                      1995            1994
Accumulated vested
benefit obligation:
   Vested                         $  11,311        $  9,371
   Non-vested                           230             190
      Total                       $  11,541       $   9,561

Projected benefit obligation      $ (13,949)       $(11,552)
Fair value of assets                 12,421          10,743
   Funded status                     (1,528)           (809)
Unrecognized prior
   service costs                        968           1,044
Unrecognized transition
   amount                              (558)           (636)
Unrecognized (gain) loss                (52)           (594)
   Accrued Pension Cost          $   (1,170)      $    (995)

Assumptions:
   Discount rate                        7.0%            8.0%
   Salary increases                     4.5%            5.0%
   Expected return on assets            8.5%            8.5%


  At December 31, 1995, plan assets consisted of annuity contracts, equity and debt securities, U.S. Treasury obligations, and cash equivalents.


Retirement Savings Plan
  The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company's employees. Participants may elect to defer from 1% to 15% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 1% of current compensation. Participants are 100% vested at all times in contributions made on their behalf. The Company's share of contributions to the plan were approximately $41,000 in 1995 and $34,000 in 1994 and 1993.



                                   (Page 24)

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

  The components of net postretirement benefit costs are as follows:

                                                 (Dollars in Thousands)

                                                 1995     1994    1993
Service costs for benefits                       $ 97     $ 91    $120
Interest cost                                     365      307     376
Amortization of transition obligation             213      213     234
   Total costs                                    675      611     730
Current payments for retiree obligations
   allowed in Company's cost of service          (207)    (195)   (175)
Additional SFAS 106 costs                        $468     $416    $555

  Based on prior Maine Public Utilities Commission (MPUC) accounting orders, the Company has established a regulatory asset of approximately $1,061,000, representing deferred postretirement benefits. As an element of its four-year rate plan, the Company will begin recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. The MPUC requires the Company to establish and make payments to an independent external trust fund for the purpose of funding future postretirement health care costs at such time as customers are paying for these costs in their rates. The Company has not established the external trust fund, but will seek approval from the MPUC for a funding plan.

  The Company's accumulated postretirement benefit obligation and funding status consist of the following:

                                        (Dollars in Thousands)

                                         1995            1994
  Retirees                            $(2,382)        $(2,199)
  Fully eligible actives               (1,300)         (1,083)
  Other actives                        (1,518)         (1,288)
     Total                             (5,200)         (4,570)
  Fair value of assets                      0               0
  Accumulated pension benefit
     obligation                        (5,200)         (4,570)
  Transition obligation in excess
     of plan assets                     3,607           3,821
  Net gain                                154            (222)
  Accrued postretirement benefit cost $(1,439)        $  (971)

  There were no unrecognized prior service costs. For 1995 and 1994, the Company used an assumed weighted average discount rate of 7% and 8%, respectively. The health care cost trend rate used for 1995 was 10%, with the ultimate trend rate of 5% reached in four years. A one percentage-point increase in the assumed health care cost trend rates for each future year would result in an increase in the accumulated pension benefit obligation by $747,000, in service costs by $30,000 and interest costs by $55,000.

7.  COMMON SHAREHOLDERS' EQUITY

  The Maine Public Utilities Commission has authorized the repurchase of the Company's Common Stock in order to maintain the Company's capital structure at levels appropriate for an investor-owned electric utility. Under an open market program that was extended through November, 1999, the Company has purchased 250,000 shares at a cost of $5.7 million, all of which are held as treasury shares.

  Under the most restrictive provisions of the Company's long-term debt indentures and short-term credit arrangements, retained earnings (plus dividends declared on Common Stock) available for the distribution of cash dividends on Common Stock were $31,562,104 at December 31, 1995.

8.  LONG-TERM DEBT

  The Maine Public Utilities Financing Bank (MPUFB) issued its tax-exempt bonds in the principal amount of $10,000,000 (the Bonds) for the purpose of providing funds to the Company to construct qualifying distribution, transmission, and generation facilities. Pursuant to the Long-Term Note issued under a loan agreement between the Company and the MPUFB (the Loan Agreement), the Company has agreed to make payments to the MPUFB in amounts sufficient to pay the principal, redemption price of, and interest on, the Bonds. Concurrently therewith, pursuant to a Letter of Credit and Reimbursement Agreement, the Company caused a letter of credit to be issued by Barclays Bank PLC, New York Branch, (Barclays) for the benefit of the holders of such Bonds. To secure the Company's obligations under the Reimbursement Agreement (which obligations are satisfied by the Company's timely compliance with the terms of the Loan Agreement), the Company issued a Second Mortgage Bond to Barclays in the amount of $10,426,563 (with the amount being equal to the $10,000,000 principal amount of the Bonds plus 195 days of interest on the Bonds). The Bonds have a coupon rate of 7.875% and, after considering the enhancement fee of 0.75% payable to Barclays and an administration fee of 0.10% payable to the MPUFB, the annual cost to the Company associated with this financing approximates 8.725%, exclusive of issuance costs.

  Barclays has notified the Company that it will not renew the Letter of Credit and Reimbursement Agreement that expires on April 4, 1996, which allows the Company to redeem these bonds at par. The Company is currently pursuing several alternatives to replace this issue.

  In 1995, the Company failed to meet certain financial covenants for certain debt issuances. The requirements to meet these covenants were waived by each of the lenders.


                                   (Page 25)

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company's financial instruments consist primarily of cash in banks, receivables, and debt. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 1995, the Company's long-term debt had a carrying value of approximately $37.4 million and a fair value of approximately $42.2 million.


10.  COMMITMENTS AND CONTINGENCIES

Customer Rates
  On October 21, 1994, the Company submitted proposals to its wholesale customers for their energy requirements starting in 1996. Although a contract obligated the wholesale customers through December 31, 1995, taking advantage of the competitive wholesale power market, they sought incentives from potential suppliers to reduce their costs for 1995 and lower costs starting in 1996. The Company's competitive proposals reduced rates by approximately 20% from the rates under the current contract.

  On December 2, 1994, the Company was notified that Houlton Water Company
(HWC) selected a competing offer, while Van Buren Light and Power District (Van Buren) and Eastern Maine Electric Co-Operative, Inc., (EMEC) selected the Company's offer. For the twelve months ended December 31, 1995, sales to HWC represented 11.1% of the Company's consolidated MWH sales and 8.4% of consolidated operating revenues. The Company served HWC under the earlier contract that expired on December 1, 1995, and will provide transmission services to HWC, starting in 1996. The Company is, under the new contracts, obligated to serve Van Buren and EMEC for six years, beginning January 1, 1995, while these customers may not terminate the contracts prior to December 31, 1998.

  On November 13, 1995, the MPUC approved a stipulation establishing a four-year rate plan. Under the terms of the stipulation, the Company's retail rates increased by 4.4% on January 1, 1996, and will increase by 2.9%, 2.75%, and 2.75% on February 1, 1997, February 1, 1998, and February 1, 1999, respectively. The Company has agreed to seek no other increase, for either base or fuel rates, except as provided under the terms of the rate plan. For the increases scheduled to occur in 1998 and 1999, a profit-sharing mechanism based on a target return on equity, calculated using certain retail ratemaking methodologies, will also apply. The profit-sharing mechanism establishes a bandwidth of 300 basis points around the target return on equity. All gains or losses within that bandwidth will be borne entirely by the Company's shareholders. However, the Company is permitted to adjust the annual increases for certain mandated costs, such as tax or accounting changes that exceed $300,000 in annual revenue requirements. The plan also provides that if either Maine Yankee or Wheelabrator-Sherman ceases operations for more than six months, one-half of the resulting net costs or net savings will adjust the allowed rate increases. Any net costs or net savings realized during the first six months of the outage accrues entirely to the shareholders. The Company is allowed to terminate the rate plan and file for a general rate increase if its earnings fall 500 or more basis points below the target return on equity during any twelve-month period during the plan.

  Under the terms of the rate plan, the Company agreed to write off to operating expenses $2,104,000, net of income taxes, of deferred retail fuel representing replacement power costs incurred during the 1995 Maine Yankee outage. In addition, the Company agreed to write off approximately $4,846,000, net of income taxes, of the Company's investment in the Seabrook nuclear power project previously allocated to the wholesale customers and $1,390,000, net of income taxes, of other wholesale plant and regulatory assets.

  The plan also permits the Company to annually defer $1.5 million of the costs of its purchases from Wheelabrator-Sherman during each of the four years of the rate plan. The plan permits the Company to seek recovery of this deferred amount, up to a total of $6 million, in rates beginning in the year 2001, after the current term of its contract with Wheelabrator-Sherman expires. The rate plan also allows the deferral, until the year 2000, of approximately $1.3 million, net of taxes, of uncollected retail fuel at the beginning of the rate plan, while an additional $300,000, net of income taxes, will be amortized over the rate plan period.

  The Company's success under the rate plan depends on the normal operation of Maine Yankee. If Maine Yankee experiences additional problems with the steam generator tubes or other components of the plant and cannot maintain normal operations, the Company's earnings and cash flows will be adversely impacted. During outages, the Company incurs approximately $500,000 to $600,000 of additional purchase power costs per month.

Discontinuance of SFAS 71 for
Wholesale Business Segment
  The wholesale market for electric power is now competitive, as evidenced by the Company's loss of a major wholesale customer, Houlton Water Company. The rates that the Company is now charging its remaining wholesale customers are based on market pricing and not rate base/rate of return regulatory formulas. For this reason, the Company has discontinued the application of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation," for its wholesale business jurisdiction. These write-offs were classified as extraordinary items associated with the discontinuance.

Competition
  Over the past several years, starting with the enactment of the Energy Policy Act of 1992, the electric utility industry has been in a period of transition. As previously mentioned, the Company's wholesale customers solicited competitive bids for their energy requirements in late 1994, and, as a result, the Company lost its largest customer, Houlton Water Company, to this competition. Since pricing in the wholesale power markets is no longer based on a regulated formula, the Company has discontinued its regulatory accounting for this jurisdiction.

  In December, 1995, the Maine Public Utilities Commission (MPUC) issued a Notice of Inquiry starting a study of Maine's electric utility industry. Based on an earlier resolve by the Maine Legislature, the MPUC must develop two plans for an orderly transition to a competitive market for the retail purchase and sale of electricity. The first plan would identify all regulatory and legal requirements "... to achieve full retail market competition for purchases and sales of


                                   (Page 26)

electricity by the year 2000". The second plan would identify regulatory and legal requirements for limited market competition and maintain regulation where appropriate. The MPUC must also estimate the amount of stranded investment for each of the plans. In January 1996, the MPUC solicited comments from various intervenors, including the Company. The MPUC must report the results of its study to the Legislature by January 1, 1997. The Company cannot predict the outcome of this proceeding.

  A critical issue in the MPUC's development of these plans is the recovery of stranded investment by the Maine utilities. In its comments to the MPUC filed on January 30, 1996, assuming open retail competition, the Company estimated its stranded investment could be as high as $68 million as of January 1, 1996. Stranded investment is the difference between the embedded cost of generation assets or regulatory assets and the market price of those assets. The remaining unrecovered costs of its investment in Seabrook, $24 million, net of taxes, would be stranded costs in a competitive market. In addition, mandated purchase power contracts, such as the contract with Wheelabrator-Sherman, whose pricing is above market rates, represent as much as $44 million of potential stranded costs. The Company will strenuously seek the recovery of its stranded costs in any program for retail competition ultimately adopted by the Legislature.

Seabrook Nuclear Power Project
  In 1986, the Company sold its 1.46% ownership interest in the Seabrook Nuclear Power Project with a cost of approximately $92.1 million for $21.4 million. Both the MPUC and the FERC allowed recovery of the Company's remaining investment in Seabrook Units 1 and 2, adjusted by disallowed costs and sale proceeds, with the costs being amortized over thirty years.

  With the adoption of the Company's rate plan and the discontinuance of SFAS 71 for the Company's wholesale business, as previously discussed, the Company wrote off its remaining wholesale Seabrook costs of approximately $4,846,000, net of income taxes, in 1995. Recoverable Seabrook costs at December 31, 1995 and 1994 are as follows:
                                  (Dollars in Thousands)

                                   1995           1994
  Retail                         $43,136        $43,136
  Accumulated Amortization       (13,990)       (12,567)
  Retail, Net                     29,146         30,569
  Wholesale                       10,051         10,051
  Accumulated Amortization        (3,826)        (3,546)
  Write-Off                       (6,225)           -
  Wholesale, Net                     -            6,505
     Total                       $29,146        $37,074

Nuclear Insurance
  In 1988, Congress extended the Price-Anderson Act for fifteen years and increased the maximum liability for a nuclear-related accident. In the event of a nuclear accident, coverage for the higher liability now provided for by commercial insurance coverage will be provided by a retrospective premium of up to $79.3 million for each reactor owned, with a maximum assessment of $10 million per reactor for any year. These limits are also subject to inflation indexing at five-year intervals as well as an additional 5% surcharge, should total claims exceed funds available to pay such claims. Based on the Company's 5% equity ownership in Maine Yankee (see Note 3), the Company's share of any retrospective premium would not exceed approximately $3.6 million or $.5 million annually, without considering inflation indexing.

Capacity Arrangements
  The Company owns 5% of the Common Stock of the Maine Yankee Atomic Power Company (Maine Yankee). Maine Yankee owns and operates an 860,000 kilowatt nuclear generating plant in Wiscasset, Maine. The Company is entitled to purchase approximately 4.9% of the energy produced by the plant. During 1995, 1994, and 1993, Maine Yankee purchased power expenses were $7,972,000, $9,645,000, and $8,760,000, respectively. During most of 1995, Maine Yankee was not in service in order to repair its steam generator tubes using welded sleeves. The sleeving of the steam generator tubes was completed in mid-December of 1995 at a cost of approximately $27 million, with the Company's share being approximately $1.3 million. In accordance with the Company's rate plan, discussed previously, the Company will recover these costs over five years starting in 1996. After responding to allegations regarding certain safety analyses performed to increase the rated capacity of the plant, the Nuclear Regulatory Commission (NRC) informed Maine Yankee that the allegations would be subject to investigations, but allowed Maine Yankee to operate at 90% of its rated maximum capacity until the NRC reviewed and approved plant-specific analyses. On January 22, 1996, Maine Yankee attained the 90% level of the plant's capability.

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

  In July, 1986, Wheelabrator-Sherman, formerly Signal-Sherman Energy Co., owner of an 18 megawatt wood-burning cogenerator plant, began selling power to the Company. The Company purchases the entire output from the cogenerator under a contract ordered by the MPUC that will expire in 2001. During 1995, 1994, and 1993, purchases from Wheelabrator-Sherman were $14,507,000, $13,932,000, and $13,052,000, respectively.


                                   (Page 27)

Construction Program
  Expenditures on additions, replacements and equipment for the years ended December 31, 1995, 1994, and 1993, along with 1996 estimated expenditures, are as follows:

(Dollars in Thousands)                 1996     1995    1994     1993
                                   (Unaudited
                                   Estimates)
Parent Company
Generation                            $  437   $  131  $  178   $  147
Transmission                             709      364     357      318
Distribution                           2,040    1,993   2,235    2,110
General                                  854      845   1,015      617
Total Parent                           4,040    3,333   3,785    3,192
Subsidiary                               144       96     578       81
Total                                 $4,184   $3,429  $4,363   $3,273


11.  QUARTERLY INFORMATION (unaudited)

Quarterly financial data for the two years ended December 31, 1995 is as follows:

(Dollars in Thousands Except Per Share Amounts)

                                            1995 by Quarter
                               1st        2nd        3rd         4th
Operating revenues          $ 15,556   $ 12,471   $ 12,273    $ 14,947
Operating expenses           (13,801)   (10,589)   (10,857)    (15,635)
Operating income               1,755      1,882      1,416        (688)
Interest charges                (943)      (939)      (938)       (942)
Other income-net                  62         63        111          82
Income (loss) before
extraordinary items              874      1,006        589      (1,548)
Extraordinary items              -          -          -        (6,236)
Net income (loss)           $    874    $ 1,006   $    589    $ (7,784)

Earnings (loss) per
common share
   Income (loss) before
   extraordinary items      $    .54    $    .62  $    .36    $   (.95)
   Extraordinary items            -          -          -        (3.86)
Net income (loss)           $    .54    $   .62   $    .36    $  (4.81)


                                            1994 by Quarter
                                1st        2nd        3rd         4th
Operating revenues           $17,063    $13,829    $12,463     $14,951
Operating expenses           (14,509)   (11,777)   (10,893)    (12,808)
Operating income               2,554      2,052      1,570       2,143
Interest charges                (963)      (965)      (962)       (963)
Other income-net                  26        102         99         153
Net income                   $ 1,617    $ 1,189   $    707     $ 1,333

Earnings per common share   $   1.00    $   .74   $    .44     $   .82



                               (Pages 28 and 29)

MAINE PUBLIC SERVICE COMPANY
and Subsidiary

All share information and per share
amounts reflect the stock split on
March 3, 1989.

Consolidated Financial Statistics  (Continued)
                                             1995      1994      1993

Capitalization Including Bank Borrowings
(year-end)
   Debt (including amount due within
   one year)                                 49.92%    44.25%    45.83%
   Preferred Stock (including amount due
   within one year)                              0%        0%        0%
   Common Shareholders' Equity               50.08%    55.75%    54.17%
Times Interest Earned - *
   Before Income Taxes                        2.51      3.25      3.49
   After Income Taxes                         1.80      2.26      2.36
Times Interest and Preferred
Dividends Earned - *
   After Income Taxes                         1.80      2.26      2.36
Embedded Cost of Long-Term Debt
(year-end)                                    9.90%     9.14%     9.14%
Embedded Cost of Preferred Stock
(year-end)                                       0%        0%        0%
Common Shares Outstanding (year-end)     1,617,250 1,617,250 1,660,250
Earnings Per Share of Common Stock
(average shares)
   Income Before Cumulative Effect of
   Accounting
      Change and Extraordinary Items           .57      2.99      3.19
   Cumulative Effect of Accounting Change       -         -         -
   Extraordinary Items                       (3.86)       -         -
   Net Income (Loss)                         (3.29)     2.99      3.19
Dividends Per Share of Common Stock
   Declared Basis                             1.84      1.84      1.78
   Paid Basis                                 l.84      l.84      l.76
Common Stock Dividend Payout Ratio - **      98.40%    61.54%    55.80%
Book Value Per Share of Common Stock
(year-end)                                   24.09     29.22     28.02
Market Price Per Share of Common Stock
   High                                     23 7/8    27 3/8    31 1/4
   Low                                      19 7/8    20 1/2    25 5/8
   Close                                    21 3/8    20 3/4    25 7/8
Price Earnings Ratio (year-end)               -         6.94      8.11
Number of Common Shareholders (year-end)     1,634      1,650    1,720

 * Consolidated income before cumulative effect of accounting change and extraordinary items. Includes AFUDC and Deferred Return on Seabrook Investment. Excludes all Seabrook write-offs in 1985 and 1986 and all regulatory write-offs in 1995.

**  Before regulatory write-offs in 1995.




Consolidated Financial Statistics  (Continued)
                                             1992      1991      1990

Capitalization Including Bank Borrowings
(year-end)
   Debt (including amount due within
   one year)                                 50.16%    53.01%    49.40%
   Preferred Stock (including amount due
   within one year)                              0%        0%        0%
   Common Shareholders' Equity               49.84%    46.99%    50.60%
Times Interest Earned - *
   Before Income Taxes                        3.01      2.81      3.24
   After Income Taxes                         2.09      2.00      2.22
Times Interest and Preferred Dividends
Earned - *
   After Income Taxes                         2.09      2.00      2.18
Embedded Cost of Long-Term Debt
(year-end)                                    9.14%     9.28%     9.92%
Embedded Cost of Preferred Stock
(year-end)                                       0%        0%        0%
Common Shares Outstanding (year-end)     1,660,250 1,660,250 1,761,050
Earnings Per Share of Common Stock
(average shares)
   Income Before Cumulative Effect of
   Accounting
      Change and Extraordinary Items          2.93      2.62      2.58
   Cumulative Effect of Accounting Change       -         -         -
   Extraordinary Items                          -         -         -
   Net Income (Loss)                          2.93      2.62      2.58
Dividends Per Share of Common Stock
   Declared Basis                             1.76      1.68      1.68
   Paid Basis                                 l.74      l.68      l.66
Common Stock Dividend Payout Ratio - **      60.07%    64.12%    65.12%
Book Value Per Share of Common Stock
(year-end)                                   26.61     25.42     24.38
Market Price Per Share of Common Stock
   High                                     26 7/8    26 3/8    23 3/8
   Low                                      24 1/4    20 3/4    19 1/2
   Close                                    25 7/8    26 3/8    22 1/4
Price Earnings Ratio (year-end)               8.83     10.07      8.62
Number of Common Shareholders (year-end)     1,768     1,823     2,061

 * Consolidated income before cumulative effect of accounting change and extraordinary items. Includes AFUDC and Deferred Return on Seabrook Investment. Excludes all Seabrook write-offs in 1985 and 1986 and all regulatory write-offs in 1995.

**  Before regulatory write-offs in 1995.





Consolidated Financial Statistics  (Continued)
                                             1989        1988    1987

Capitalization Including Bank Borrowings
(year-end)
   Debt (including amount due within
   one year)                                 43.12%    47.76%    49.32%
   Preferred Stock (including amount due
   within one year)                           4.02%     4.41%     8.32%
   Common Shareholders' Equity               52.86%    47.83%    42.36%
Times Interest Earned - *
   Before Income Taxes                        3.21      3.07      2.27
   After Income Taxes                         2.26      2.29      1.69
Times Interest and Preferred Dividends
Earned - *
   After Income Taxes                         2.09      2.05      1.49
Embedded Cost of Long-Term Debt
(year-end)                                    9.71%    10.80%    10.98%
Embedded Cost of Preferred Stock
(year-end)                                    9.74%     9.74%    11.20%
Common Shares Outstanding (year-end)     1,849,550 1,865,666 1,862,478
Earnings Per Share of Common Stock
(average shares)
   Income Before Cumulative Effect of
   Accounting
      Change and Extraordinary Items          2.71      3.12      1.59
   Cumulative Effect of Accounting Change       -         -        .45
   Extraordinary Items                          -         -         -
   Net Income (Loss)                          2.71      3.12      2.04
Dividends Per Share of Common Stock
   Declared Basis                             1.575     1.175      .80
   Paid Basis                                 l.55      l.025      .75
Common Stock Dividend Payout Ratio - **      58.12%    37.66%    39.22%
Book Value Per Share of Common Stock
(year-end)                                   23.39     22.26     20.41
Market Price Per Share of Common Stock
   High                                     24 7/8   20 13/16  15 5/16
   Low                                      20 5/16   11 7/8    11 1/2
   Close                                    22 3/8    20 1/2   12 9/16
Price Earnings Ratio (year-end)               8.26      6.57      6.16
Number of Common Shareholders (year-end)     1,919      1,933    2,045

 * Consolidated income before cumulative effect of accounting change and extraordinary items. Includes AFUDC and Deferred Return on Seabrook Investment. Excludes all Seabrook write-offs in 1985 and 1986 and all regulatory write-offs in 1995.

**  Before regulatory write-offs in 1995.








Consolidated Financial Statistics  (Continued)
                                             1986      1985

Capitalization Including Bank Borrowings
(year-end)
   Debt (including amount due within
   one year)                                 55.97%    61.15%
   Preferred Stock (including amount due
   within one year)                           7.92%     7.77%
   Common Shareholders' Equity               36.11%    31.08%
Times Interest Earned - *
   Before Income Taxes                        2.31      2.35
   After Income Taxes                         1.92      2.07
Times Interest and Preferred Dividends
Earned - *
   After Income Taxes                         1.73      1.84
Embedded Cost of Long-Term Debt
(year-end)                                   11.56%    11.67%
Embedded Cost of Preferred Stock
(year-end)                                   11.12%    11.02%
Common Shares Outstanding (year-end)     1,858,472 1,855,768
Earnings Per Share of Common Stock
(average shares)
   Income Before Cumulative Effect of
Accounting
      Change and Extraordinary Items          3.43      3.65
   Cumulative Effect of Accounting Change       -         -
   Extraordinary Items                       (1.38)    (5.45)
   Net Income (Loss)                          2.05     (1.80)
Dividends Per Share of Common Stock
   Declared Basis                              .525       -
   Paid Basis                                  .35       .175
Common Stock Dividend Payout Ratio - **      25.60%       -
Book Value Per Share of Common Stock
(year-end)                                   19.18     17.66
Market Price Per Share of Common Stock
   High                                     16       10 11/16
   Low                                       9 3/4     5 7/16
   Close                                    14 1/16   9 13/16
Price Earnings Ratio (year-end)               6.86        -
Number of Common Shareholders (year-end)     2,188     2,718

 * Consolidated income before cumulative effect of accounting change and extraordinary items. Includes AFUDC and Deferred Return on Seabrook Investment. Excludes all Seabrook write-offs in 1985 and 1986 and all regulatory write-offs in 1995.

**  Before regulatory write-offs in 1995.



                                 (Pie Charts)

                             1995 Sources of Income
                 Millions of Dollars (Total $55.6)
                               and Percent of Total

               Residential  -  $19.1 Million, 34.4%
               Commercial  -   $15.7 Million, 28.2%
                Industrial  -   $9.4 Million, 16.9%
       Other Electric Sales  -  $9.3 Million, 16.7%
               Other Income  -  $2.1 Million,  3.8%



                        1995 Distribution of Income
                  Millions of Dollars (Total $55.6)
                               and Percent of Total

    Fuel & Purchased Power  -  $28.5 Million, 51.3%
Wages and Employee Benefits  -  $6.5 Million, 11.7%
                      Taxes  -  $2.9 Million,  5.2%
  Other Operating Expenses  -  $10.9 Million, 19.6%
                    Interest -  $3.8 Million,  6.8%
           Common Dividends  -  $3.0 Million,  5.4%


                                    (Chart)


Year-End Capitalization
(Percent)

                      1991   1992    1993    1994    1995


  Total Debt          53.01  50.16   45.83   44.25   49.92

  Common Equity       46.99  49.84   54.17   55.75   50.08





                               (Pages 30 and 31)


MAINE PUBLIC SERVICE COMPANY
and Subsidiary

Consolidated Operating Statistics
                                         1995       1994        1993
Operating Revenues
   Residential                      $19,080,662$19,646,681 $19,669,749
   Commercial and Industrial-Small   15,723,439 15,614,453  15,177,992
   Commercial and Industrial-Large    9,437,409  9,225,131   9,554,566
   Municipal Street Lighting             524,61    517,793     512,439
   Area Lighting                        272,896    271,115     269,925
   Other Municipal and Other
      Public Authorities                903,370  2,105,933   3,597,514
   Other Electric Utilities           7,573,360  8,481,483   9,188,561
   Other Operating Revenues
   (Revenue Adjustments)              1,730,874  2,443,496   2,604,966
         Total Operating Revenues   $55,246,626$58,306,085 $60,575,712


Number of Customers (average)
   Residential                           28,385     28,300      28,220
   Commercial and Industrial-Small        5,465      5,418       5,364
   Commercial and Industrial-Large           15         16          16
   Municipal Street Lighting                 38         38          38
   Area Lighting                          1,048      1,048       1,061
   Other Municipal and Other
      Public Authorities                      5          8           8
   Other Electric Utilities                   9          9           8
         Total Customers                 34,965     34,837      34,715

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
      Steam                              22,867     18,559      26,456
      Hydro                             121,252    118,759     148,719
      Diesel                              1,046       (153)        169
   Purchases:
      Nuclear Generated                   9,718    326,334     282,199
      Fossil Fuel Generated             508,266    290,172     288,487
   Inadvertent Received (Delivered)      (1,449)       651      (1,053)
         Total                          661,700    754,322     744,977
   Losses, Unaccounted for and Unbilled  36,411     42,880      43,944
   Company Use                            1,490    1,518         1,542
      Electricity Sold                  623,799   709,924      699,491

   Sales:
      Residential                       168,640    175,685     176,732
      Commercial and Industrial-Small   165,914    167,485     162,949
      Commercial and Industrial-Large   128,478    127,327     135,029
      Municipal Street Lighting           1,655      1,642       1,630
      Area Lighting                       1,457      1,472       1,482
      Other Municipal and Other
      Public Authorities                 11,747     28,621      53,021
      Other Electric Utilities          145,908    207,692     168,648
         Total Sales                    623,799    709,924     699,491

Average Use and Revenue Per
   Residential Customer
Kilowatt-hours                            5,941      6,208       6,263
Revenue                                 $672.21    $694.23     $697.01
Revenue per Kilowatt-hour                 .1131      .1118       .1113



Consolidated Operating Statistics  (Continued)
                                         1992       1991        1990
Operating Revenues
   Residential                      $18,704,900$19,194,469 $18,189,325
   Commercial and Industrial-Small   13,787,720 13,991,693  12,708,677
   Commercial and Industrial-Large    8,891,123 10,105,693  10,115,772
   Municipal Street Lighting            499,814    512,640     505,063
   Area Lighting                        261,984    267,518     262,845
   Other Municipal and Other
      Public Authorities              3,761,815  3,977,098   3,611,220
   Other Electric Utilities           8,150,094  7,328,914   9,649,398
   Other Operating Revenues
  (Revenue Adjustments)               2,513,190  2,588,285   1,656,067
         Total Operating Revenues   $56,570,640$57,966,310 $56,698,367


Number of Customers (average)
   Residential                           28,102     28,052      27,983
   Commercial and Industrial-Small        5,261      5,205       5,108
   Commercial and Industrial-Large           15         15          15
   Municipal Street Lighting                 38         38          38
   Area Lighting                          1,075      1,091       1,114
   Other Municipal and Other
      Public Authorities                      8          8           8
   Other Electric Utilities                   7          7           7
         Total Customers                 34,506     34,416      34,273

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
      Steam                              33,509     28,868      59,252
      Hydro                             130,407    135,619     176,832
      Diesel                               (636)      (178)       (186)
   Purchases:
      Nuclear Generated                 263,313    307,769     253,321
      Fossil Fuel Generated             300,930    246,172     289,177
   Inadvertent Received (Delivered)      (2,232)     1,861        (151)
         Total                          725,291    720,111     778,245
   Losses, Unaccounted for and Unbilled  43,686     42,114      40,613
   Company Use                            1,462      1,499       1,559
      Electricity Sold                  680,143    676,498     736,073

   Sales:
      Residential                       176,814    176,028     178,011
      Commercial and Industrial-Small   155,267    149,709     146,881
      Commercial and Industrial-Large   129,981    139,931     155,782
      Municipal Street Lighting           1,864      2,336       2,697
      Area Lighting                       1,538      1,591       1,643
      Other Municipal and Other Public
      Authorities                        58,388     57,687      57,034
      Other Electric Utilities          156,291    149,216     194,025
         Total Sales                    680,143    676,498     736,073

Average Use and Revenue Per
   Residential Customer
   Kilowatt-hours                         6,292      6,275       6,361
   Revenue                              $665.61    $684.25     $650.01
   Revenue per Kilowatt-hour              .1058      .1090       .1022



Consolidated Operating Statistics (Continued)
                                         1989       1988        1987
Operating Revenues
   Residential                      $18,537,902$17,787,713 $15,948,095
   Commercial and Industrial-Small   13,379,207 12,374,719  10,700,466
   Commercial and Industrial-Large    9,785,058  9,673,266   7,736,051
   Municipal Street Lighting            573,351    559,478     541,853
   Area Lighting                        288,378    285,979     273,570
   Other Municipal and Other
      Public Authorities              3,736,851  3,546,473   2,955,417
   Other Electric Utilities          10,980,817  9,244,874   8,735,459
   Other Operating Revenues
   (Revenue Adjustments)                (84,814)   847,946     646,607
         Total Operating Revenues   $57,196,750$54,320,448 $47,537,518


Number of Customers (average)
   Residential                           27,737     27,358      27,074
   Commercial and Industrial-Small        4,940      4,866       4,789
   Commercial and Industrial-Large           17         18          17
   Municipal Street Lighting                 38         37          37
   Area Lighting                          1,155      1,166       1,238
   Other Municipal and Other
      Public Authorities                      8          8           8
   Other Electric Utilities                   8          7           7
         Total Customers                 33,903     33,460      33,170

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
      Steam                              91,361     81,583      71,649
      Hydro                             106,571    112,953     100,158
      Diesel                              2,664      1,933         572
   Purchases:
      Nuclear Generated                 369,315    266,851     215,006
      Fossil Fuel Generated             217,166    299,838     327,016
   Inadvertent Received (Delivered)       1,611       (677)       (432)
         Total                          788,688    762,481     713,969
   Losses, Unaccounted for and Unbilled  42,474     44,883      43,377
   Company Use                            1,723      1,555       1,472
      Electricity Sold                  744,491    716,043     669,120

   Sales:
      Residential                       178,668    176,680     173,580
      Commercial and Industrial-Small   145,364    139,220     131,535
      Commercial and Industrial-Large   145,307    148,220     133,405
      Municipal Street Lighting           2,722      2,695       2,744
      Area Lighting                       1,580      1,585       1,626
      Other Municipal and Other Public
      Authorities                        59,190     59,268      56,180
      Other Electric Utilities          211,660    188,375     170,050
         Total Sales                    744,491    716,043     669,120

Average Use and Revenue Per
   Residential Customer
   Kilowatt-hours                         6,442      6,458       6,411
   Revenue                              $668.35    $650.18     $589.06
   Revenue per Kilowatt-hour              .1038      .1007       .0919





Consolidated Operating Statistics  (Continued)

                                                    1986        1985
Operating Revenues
   Residential                                 $15,641,623 $14,432,212
   Commercial and Industrial-Small              10,077,605   9,194,338
   Commercial and Industrial-Large               8,468,298   7,699,989
   Municipal Street Lighting                       526,156     488,429
   Area Lighting                                   285,856     285,037
   Other Municipal and Other
      Public Authorities                         2,820,227   2,582,290
   Other Electric Utilities                      5,843,057   5,345,673
   Other Operating Revenues
   (Revenue Adjustments)                           159,303     179,532
         Total Operating Revenues              $43,822,125 $40,207,500


Number of Customers (average)
   Residential                                      26,855      26,616
   Commercial and Industrial-Small                   4,763       4,716
   Commercial and Industrial-Large                      17          17
   Municipal Street Lighting                            37          37
   Area Lighting                                     1,323       1,429
   Other Municipal and Other
      Public Authorities                                 8           8
   Other Electric Utilities                              6           6
         Total Customers                            33,009      32,829

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
      Steam                                         61,533      50,691
      Hydro                                        149,323     105,068
      Diesel                                          (758)       (898)
   Purchases:
      Nuclear Generated                            331,988     284,812
      Fossil Fuel Generated                        175,648     224,080
   Inadvertent Received (Delivered)                    (74)         29
         Total                                     717,660     663,782
   Losses, Unaccounted for and Unbilled             42,076      38,858
   Company Use                                       1,453       1,384
      Electricity Sold                             674,131     623,540

   Sales:
      Residential                                  173,799     170,824
      Commercial and Industrial-Small              125,742     119,651
      Commercial and Industrial-Large              150,881     139,744
      Municipal Street Lighting                      2,751       2,740
      Area Lighting                                  1,740       1,878
      Other Municipal and Other Public
      Authorities                                   53,683      50,189
      Other Electric Utilities                     165,535     138,514
         Total Sales                               674,131     623,540

Average Use and Revenue Per
   Residential Customer
   Kilowatt-hours                                    6,472       6,418
   Revenue                                         $582.45     $542.24
   Revenue per Kilowatt-hour                         .0900       .0845



                                   (Page 32)


Board
of
Directors


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

ROBERT E. ANDERSON
President
F. A. Peabody Company
Houlton, Maine
Audit Committee
Budget and Finance Committee

PAUL R. CARIANI
President & Chief Executive Officer
Maine Public Service Company
Presque Isle, Maine
Nominating Committee

DONALD F. COLLINS
Director and Retired President
S. W. Collins Co.
Caribou, Maine
Audit Committee
Nominating Committee

D. JAMES DAIGLE
President
Greater Brandon Chamber of Commerce
Brandon, Florida
President
David D. Daigle Farms, Inc.
Fort Kent, Maine & Orlando Florida
Executive Compensation Committee

RICHARD G. DAIGLE
President & Chief Executive Officer
Cold Brook Energy, Inc., President
Daigle Oil Company
Fort Kent, Maine
Audit Committee
Executive Compensation Committee

J. GREGORY FREEMAN
President & Chief Executive Officer
Pepsi-Cola Bottling Company
  of Aroostook, Inc.
Presque Isle, Maine
Budget and Finance Committee
Nominating Committee

DEBORAH L. GALLANT
President & CEO
Dix-Gallant Associates
Portland, Maine
Executive Compensation  Committee

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

Annual Meeting
Tuesday, May 14, 1996

(Back Outside Cover)

Maine Public Service Company
209 State Street
P. O. Box 1209
Presque Isle, ME  04769-1209
Tel. No. (207) 768-5811
































                                                           EXHIBIT 28(a)

                           THE COMPANY

Maine Yankee Atomic Power Company (the "Company" or "Maine Yankee"), incorporated under the laws of Maine on January 3, 1966, owns and operates a pressurized-water nuclear-powered electric generating plant at Wiscasset, Maine, with a current net capacity of approximately 860 megawatts electric (the "Plant"). The Company sells its capacity and output to its ten sponsoring stockholder utilities. The Company's principal office address is 329 Bath Road, Brunswick, ME 04011, and its telephone number is (207) 798-4100. At December 31, 1995, the Company had 461 regular full-time employees.

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

The Company is sponsored by ten investor-owned New England utilities (the "Sponsors" or the "Stockholders"), each of which is committed under a Power Contract with the Company to purchase a specified percentage of the capacity and output of the Plant and to pay therefor a like percentage of amounts sufficient to pay the Company's fuel costs, operating expenses (including a depreciation accrual at a rate sufficient to fully amortize the investment in the Plant over the operating life of the Plant and amounts estimated to be sufficient to decommission the Plant), interest on its debt and a return on its equity. The Company and its Sponsors have also executed Additional Power Contracts for the purpose of extending the term of the Power Contracts, as amended, from 2003 to the end of the useful life of the Plant and the completion of its decommissioning and financial obligations. Each Sponsor has also agreed, under a Capital Funds Agreement with the Company, to provide a like percentage of the Company's capital requirements not obtained from other sources, subject to obtaining necessary authorizations of regulatory bodies in each instance. All such obligations are subject to the continuing jurisdiction of various federal and state regulatory bodies.

The obligations of the Sponsors to make payments under the Power Contracts are unconditional, subject only to each Sponsor's right to cancel its Power Contract if deliveries cannot be made to the Sponsor because either (i) the Plant is damaged to the extent of being completely or substantially completely destroyed, or (ii) the Plant is taken by exercise of the right of eminent domain or a similar right or power, or (iii) (a) the Plant cannot be used because of contamination or because a necessary license or authorization cannot be obtained or is revoked or the utilization thereof is made subject to specified conditions which are not met, and (b) the situation cannot be rectified to an extent which will permit the Company to make deliveries to the Sponsor from the Plant. Notwithstanding the right to cancel, the obligation to pay decommissioning costs continues until the Plant has been fully decommissioned.


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



                             THE PLANT

The Plant is located on tidewater on Bailey Point in Wiscasset, Maine, on an 820-acre site that is owned in fee by the Company and is adequate for the Plant and for all associated facilities, including the associated switchyard facilities which are owned in part and operated by Central Maine Power Company.

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

The Plant has been a leader in electrical production. In 1993, a year in which it was taken off line for regular refueling and maintenance, it produced approximately 5.7 billion kilowatt-hours at an average cost of 3.4 cents per kilowatt-hour. In 1994, a year with no refueling shutdown, it produced approximately 6.6 billion kilowatt-hours at an average cost of 2.6 cents per kilowatt-hour, and was rated as having the second lowest production costs of any United States nuclear generating plant that year.

Through December 31, 1995, the Company had sold 113.7 billion KWH of electricity at an average lifetime total cost per KWH of 2.5 cents (including the cost of the 1995 extended shutdown). For a complete discussion of 1995 extended shutdown, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" - "Extended Shutdown" below.

In February of 1995, during a regular refueling-and-maintenance shutdown, Maine Yankee discovered an extensive number of degraded steam-generator tubes in the Plant. After evaluating its options, the Company undertook a repair project that kept the Plant off line until early December, when anonymous allegations of wrongdoing forwarded by the Union of Concerned Scientists ("UCS") in connection with earlier license amendments raised safety concerns that caused the NRC to keep the Plant out of service until mid- January 1996. At that time Maine Yankee was allowed to return the Plant to a level of 90 percent of its maximum operating capacity pending final resolution of those concerns. For a detailed discussion of the extended outage in 1995, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "1995 Extended Shutdown" below. Under the terms of the Indenture securing the First Mortgage Bonds, substantially all electric plant of the Company is subject to a first mortgage lien.

The operation of existing nuclear units and the construction of nuclear units in the United States have been subjects of public controversy. Various groups have filed lawsuits and participated in administrative proceedings claiming that the present state of nuclear technology presents risks to public health and safety and to the environ- ment. In addition, certain of these groups have proposed restrictive legislation relating to nuclear power. Some of the claims made by such groups, if they should prevail, or the existence of the controversy itself, could cause substantial modifications to or extended shutdowns of plants presently in operation.

Events in 1979 at the Three Mile Island Nuclear Unit No. 2 in Pennsylvania ("TMI") caused increased concern about the safety of nuclear generating plants. This prompted a rigorous reexamination of safety-related equipment and operating procedures in all nuclear facilities and caused the NRC to promulgate numerous requirements in response to TMI, including both near-term modifications to upgrade certain safety systems and instrumentation and longer-term design changes, ranging from equipment changes to operational support. The Company made the modifications required by the NRC. The NRC is continuing its safety reviews under both long-standing and new regulations and may at any time issue orders that could materially affect the Company's affairs and financial condition and the operation of the Plant.

Public and regulatory attention has also focused on the disposal of both low- and high-level nuclear wastes. Certain aspects of the disposal of nuclear wastes and the decommissioning of nuclear generating facilities have been regulated under federal and Maine law, and further regulation is likely in this area. Public concern about the operation of nuclear generating facilities and the disposal of nuclear wastes has sometimes resulted in public campaigns to close such facilities. Although affecting various nuclear generating facilities in varying degrees, such events, as well as other problems of the industry, have had, and will continue to have, a direct effect on the affairs and financial condition of the Company.

There have been three unsuccessful state referenda attempting to close the Plant since 1980. The last referendum occurred on November 3, 1987, when the Maine electorate defeated an initiated bill intended to close the Plant on July 4, 1988, by a margin of 59 percent to 41 percent. There is no certainty that such a referendum will not occur again and, in the event that one takes place, no prediction can be made as to the potential
outcome.   If a referendum were to be initiated, the Company would strongly contest any attempts to close or impair the operation of the Plant. If (contrary to the history of unsuccessful referenda on the Plant) a referendum were to pass in Maine, the Company believes that such referendum would be vulnerable to a challenge on the basis of fundamental legal principles and that the Company would have substantial rights and remedies available to it, which it would vigorously seek to enforce.
On March 15, 1996, Maine Yankee received from the NRC a copy of a petition filed with the NRC by Friends of the Coast - Opposing Nuclear Pollution, a Maine-based group, alleging certain deficiencies in the Plant's containment, piping, and pipe welds, dating from the time of the Plant's construction. The petition seeks a suspension of the Plant's operating license until the issues raised in the petition are resolved. The Company believes the petition is without merit, but cannot predict the result of the filing of the petition.

On March 22, 1996, Maine Yankee received from the NRC a copy of a petition said to have ben submitted to the NRC "on behalf of persons living near" the Maine Yankee Plant. The petition relates to the December 4, 1995, UCS allegations described above. The petition further asks for a hearing as to whether Maine Yankee management is qualified to operate the Maine Yankee plant. The Company believes that the petition is without merit and that the substantive matters of the petition are already being addressed by the NRC in other ongoing proceedings, but cannot predict the result of the filing of the petition. For a complete discussion of the ongoing proceeding on related subject matter, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations" - "1995 Extended Shutdown" below.


                          REGULATION AND ENVIRONMENTAL MATTERS

The Plant is subject to extensive regulation by the NRC, which is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and antitrust matters.

The Company and several of its Sponsors are subsidiaries of registered holding companies and, as such, are subject to regulation by the Securities and Exchange Commission ("SEC") under the Public Utility Holding Company Act of 1935 with respect to various matters, including the issuance of certain securities. The Company is also subject to regulation by the SEC under other federal securities laws.

In addition, the Company is subject to regulation by the Federal Energy Regulatory Commission ("FERC") as to its rates (including the Power Contracts and Additional Power Contracts) and various other matters, and is subject to regulation by the Maine Public Utilities Commission ("MPUC") as to some aspects of its business, including the issuance of securities.

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

Under their continuing jurisdiction, the NRC and one or more of the EPA and the state authorities having jurisdiction over the Company's facilities may modify permits or licenses that have already been issued, or impose new conditions on such permits or licenses, and may require additional capital expenditures or require that the level of operation of a unit be temporarily or permanently reduced. The Sponsors of the Company have agreed, however, subject to certain exceptions including regulatory approval, (i) to provide the required capital not otherwise available,
(ii) to take the total output of the Plant, and (iii) to pay all costs of the Plant, including capital and decommissioning costs.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION


1995 Extended Shutdown

The Maine Yankee unit, like other pressurized-water reactors, had been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of steam generator tubes. In the past, the detection of defects had resulted in the plugging of those tubes to prevent their subsequent use. During the refueling-and- maintenance shutdown that commenced in early February of 1995, the Company detected through new inspection methods substantially increased degradation of the Plant's steam generator tubes to the extent that approximately 60% of the Plant's 17,000 steam generator tubes appeared to have defects to some degree, which eliminated mitigating the problem by plugging the tubes with indicated defects.

Following a detailed analysis of the safety, technical and financial considerations associated with repair of the degraded steam generator tubes, Maine Yankee elected to repair the tubes by inserting and welding short reinforcing sleeves of an improved material in substantially all of the Plant's steam generator tubes. Similar repairs had been completed at other nuclear plants in the United States and abroad, but not on the scale of the Maine Yankee project. With Westinghouse Electric Corporation as the general contractor, the sleeving project started in early June of 1995, after approval of the Westinghouse sleeving process by the Nuclear Regulatory Commission ("NRC"), and was essentially complete in early December. The project caused Maine Yankee to incur additional costs of approximately $27 million during 1995.

Maine Yankee is recording the sleeving costs as maintenance expense. On October 10, 1995, eleven municipal and electrical cooperative secondary purchasers that purchase Maine Yankee power through the Company's Sponsors and are collectively entitled to less than 2 percent of the Plant's output, filed a complaint with the Federal Energy Regulatory Commission ("FERC") challenging the Company's accounting treatment of the costs and alleging that such costs should be deferred and amortized over the remaining operating life of the Plant. The Company believes its treatment of the costs is appropriate, but cannot predict the outcome of the FERC proceeding.

On December 4, 1995, when the sleeving project was substantially complete, Maine Yankee obtained a copy of a letter from the Union of Concerned Scientists, an organization with a history of opposing nuclear power, to a State of Maine nuclear safety official based on documentation from an anonymous employee or former employee of Yankee Atomic Electric Company ("Yankee"), an affiliate of the Company that has regularly performed nuclear engineering and related services for the Company and other nuclear plant operators. The letter contained allegations that Yankee knowingly performed inadequate analyses to support two license amendments to increase the rated thermal power at which the Maine Yankee Plant could operate. It was further alleged in the letter that Maine Yankee deliberately misrepresented the analyses to the NRC in seeking the license amendments. The allegedly inadequate analyses related to the operation of the Plant's emergency core cooling system ("ECCS") and the calculation of the Plant containment's peak postulated accident pressure, both under certain assumed accident conditions. The analyses were used in support of license amendments that authorized Plant power uprates from 2440 megawatts thermal, a level equal to approximately 90 percent of the maximum electrical capability of the Plant, to its current 100-percent rated level of 2700 megawatts thermal.

In response to technical issues raised by the allegations, the NRC initiated a special technical review of the safety analyses performed by Yankee relating to Maine Yankee's license amendment applications for the power uprates. At the same time, Maine Yankee and Yankee initiated intensive internal investigations of the allegations and provided responsive information and documentation to the NRC. Subsequently, the NRC informed Maine Yankee that the allegations would be the subject of investigations by the NRC's Office of Investigations and the Office of the Inspector General.

On January 3, 1996, the NRC issued a "Confirmatory Order Suspending Authority For And Limiting Power Operation And Containment Pressure (Effective Immediately) And Demand For Information" (the "Order"). The Order limited the power output of the Maine Yankee Plant to approximately 90 percent of its rated maximum until the NRC had reviewed and approved a Plant-specific ECCS analysis and ordered that internal containment pressure be limited until the NRC had reviewed the design-basis analysis of containment pressure. The Order further contained a request for information prior to restart, which the Company satisfied.

On January 10, 1996, Maine Yankee filed with the NRC information specified in the Order that it believes supported operation of the Plant at up to 90 percent of the Plant's capability. In its submittal Maine Yankee also notified the NRC that it expected to proceed with initial operation of the Plant on January 11, 1996, and the Plant commenced operation on that day. The Plant attained a 90-percent operating level on January 24, 1996.

The Company cannot predict whether or when the Plant will attain a 100-percent operating level, or the results of the internal and external investigations of the allegations brought to Maine Yankee's attention on December 4, 1995. Maine Yankee intends, however, to pursue its internal investigation diligently and cooperate with the governmental investigations, and believes that after it develops the information requested by the NRC for operation of the Plant at full capacity it should be able to operate the Plant at that level while meeting all applicable NRC safety requirements.






















                                                  EXHIBIT 28(n)

                              ORDER BOOK

STATE OF MAINE
PUBLIC UTILITIES COMMISSION                  March 30, 1995

                                             ORDER

CENTRAL MAINE POWER COMPANY                  Docket No. 94-475
Petition for Certificate of Public
Convenience and Necessity for
Significant Agreement or Contract
with Houlton Water Company

HOULTON WATER COMPANY                        Docket No. 94-476
Application for Certificate of
Public Convenience and Necessity
for Purchase of Firm Requirements
Service from Central Maine Power
Company and Request for Waivers


I.   INTRODUCTION

     On December 29, 1994, the Commission received petitions for certificates of public convenience and necessity from Central Maine Power Company (CMP) and Houlton Water Company (HWC). CMP's petition (Docket No. 94-475) sought Commission approval under 35-A M.R.S.A. Subsection 3133-A for its sale of firm requirements service to Houlton Water Company. HWC's petition (Docket No. 94-476) sought Commission approval of the same transaction but from HWC's point of view as a purchaser of power, as required by 35-A M.R.S.A Subsection 3133. The two proceedings were consolidated for all purposes by Order of the Hearing Examiner on January 19, 1995.

     On January 25, 1995, CMP filed a Motion for Voluntary Dismissal of its section 3133-A filing. Subsequently, questions were raised regarding the proper scope of this proceeding. Both issues were briefed by the parties and an Examiners' Report issued. Exceptions were taken to that report by the parties and this Order ensued.

     We grant CMP's Motion for Voluntary Dismissal on the grounds that 35-A M.R.S.A. Subsection 3133-A, subsection 3, exempts CMP from the otherwise applicable statutory requirement to seek Commission approval of its proposed sale of electric energy. As to the proper scope of review applicable to HWC's application, we find that the concept of "public convenience and necessity" as described in this Commission's earlier decisions construing 35-A M.R.S.A. Subsection 3133 shall continue to be applied in this matter. Under this standard, we will not examine or consider any impact the proposed contract might have upon MPS and its ratepayers. Commissioner Hughes dissents from the Commission's decision with regard to the interpretation and applicability of section 3133-A but concurs in the remainder of this order.




 ORDER                          - 2 -        Docket No. 94-475
                                             Docket No. 94-476

II.  PROCEDURAL HISTORY

     On December 29, 1994, the Commission received petitions for certificates of public convenience and necessity from Central Maine Power Company and Houlton Water Company. CMP's petition (Docket No. 94-475) sought
Commission approval under 35-A M.R.S.A. Subsection 3133-A for its sale of firm requirements service to Houlton Water Company. HWC's petition (Docket No. 94-476) sought Commission approval of the same transaction but from HWC's point of view as a purchaser of power, as required by 35-A M.R.S.A Subsection 3133.

     On January 19, 1995, the Hearing Examiner issued a combined Notice of Proceeding and Procedural Order. The two separate dockets were consolidated under this Order "for all purposes" and a prehearing conference was scheduled for February 2, 1995. On January 25, 1995, CMP filed a Motion for Voluntary Dismissal of its section 3133-A filing, arguing that subsection 3 of section 3133-A expressly exempted the contract from review under that section. On January 26, 1995, HWC filed a Motion for Reconsideration of Consolidation suggesting that the cases lacked any common questions of law or fact as required under M.R.Civ.P. Rule 42. On January 30, 1995, the Commission received a Response to CMP's Motion from MPS. In its Response, MPS stated that it did not oppose CMP's Motion but reiterated its intent, as stated earlier in its Petitions to Intervene, to raise issues related to the proposed agreement's effects on MPS and its ratepayers. Petitions to Intervene in Docket No. 94-475 were received and ultimately granted for the Office of the Public Advocate (OPA or Public Advocate) and MPS. Petitions to Intervene in Docket No. 94-476 were received and ultimately granted for the OPA, MPS and CMP, the last on a discretionary basis under section 721 of the Commission's Rules of Practice and Procedure.

     At the subsequent prehearing conference, the Commission's Advocacy Staff objected to CMP's Motion for Voluntary Dismissal, arguing that the exception stated in subsection 3 of section 3133-A did not apply to CMP'S petition. Since there was objection to CMP's Motion for Voluntary Dismissal, the issue required resolution by the Commission. 1/ At the conference, CMP and HWC also expressed their objections to the issues that Maine Public Service sought to interject into this proceeding. Since CMP's Motion for Voluntary Dismissal was to be presented to the Commission for resolution, the issue regarding the proper scope of these proceedings was included for Commission review as well. Resolution of HWC's Motion for Reconsideration of Consolidation was deferred pending a ruling on CMP's Motion for Voluntary Dismissal. Briefs of the parties were subsequently filed on


     1/  See Commission Rules, Chapter 110, section 745.




 ORDER                          - 3 -        Docket No. 94-475
                                             Docket No. 94-476

February 10, 1995, and an Examiners' Report followed on February 22, 1995. Exceptions to the Examiners' Report were received from all parties on March 7, 1995. The Commission deliberated this matter on March 13, 1995, and conducted supplemental deliberations on March 20, 1995.

III.  CMP'S SECTION 3133-A PETITION

      A.   Federal Preemption

           Both CMP and HWC have raised federal preemption arguments to support CMP's Motion for Voluntary Dismissal of its section 3133-A petition. These arguments focus upon the Federal Power Act's ("FPA" or "the Act") grant of exclusive jurisdiction over wholesale sales to the Federal Energy Regulatory Commission (FERC). In order to place this issue into perspective, it is helpful to review the historical bases for federal preemption in this area.

          1. History of Federal Power Act and the Development of Federal Preemption of Wholesale Electric Sales

               The history of federal preemption of wholesale electric sales can be traced back to the United States Supreme Court's decision in Public Utilities Commission of Rhode Island v. Attleboro Steam & Electric Co., 273 U.S. 83, 47 S.Ct. 294, 71 L.Ed. 54 (1927). The facts in Attleboro involved a Rhode Island electric utility that had contracted to supply electricity to a Massachusetts-based utility for resale to consumers in Massachusetts. The Rhode Island Public Utilities Commission attempted to assert jurisdiction over the wholesale contract in order to increase the contract rates and avoid the need for retail rate increases in Rhode Island. The U.S. Supreme Court found the Commission's efforts in violation of the Commerce Clause of the United States
Constitution 2/   because the Commerce Clause gives the right to regulate
commerce among the states solely to Congress. The Attleboro Court determined that the sale of electricity across state lines involved interstate commerce, so long as the sale was a wholesale transaction; sales to retail customers that crossed state lines were found to involve only local commerce. The result of the Court's analysis was to draw a "bright line" between retail electricity rates, which states were free to regulate, and rates for wholesale electricity in interstate commerce, which states were forbidden to regulate.

               The Attleboro decision created a regulatory gap since states could not regulate interstate wholesale transactions but no federal agency existed to assert jurisdiction over such


     2/   U.S.CONST., art I, Subsection 8, cl. 3.




 ORDER                          - 4 -        Docket No. 94-475
                                             Docket No. 94-476

sales. Congress responded in 1935 by enacting the Federal Power Act, 16 U.S.C. subsection 791a et seq., and creating the Federal Power Commission 3/ to implement and administer the Act. The U.S. Supreme Court has described Congress's purpose in enacting the Federal Power Act to be to "fill the gap" left by Attleboro in utility regulation. 4/ The Supreme Court has further suggested that, as a result, Congress also intended the jurisdictional split between federal and state regulatory power to reflect the "bright line" drawn by the Attleboro Court. Federal Power Commission v Southern California Edison Co., 376 U.S. 205, 214215, 84 S.Ct. 644, 650-651, 11 L.Ed.2d 638 (1964) and
Arkansas Electric Cooperative Corporation v. Arkansas Public Service Commission, 461 U.S. 375, 392, 103 S.Ct. 1905, 1917, 76 L.Ed.2d 1 (1983).

               In specific terms, the FPA provides that it applies to "the sale of electric energy at wholesale in interstate commerce." 16 U.S.C. section 824
(b) (1). The term "sale of electric energy at wholesale" is defined to mean "a sale of electric energy to any person for resale." 16 U.S.C. section 824 (d). The Act also provides that electricity is transmitted in interstate commerce if it is "transmitted from a State and consumed at any point outside thereof." 5/ 16 U.S.C. section 824 (c). The U.S. Supreme Court has interpreted this provision broadly. In Federal Power Commission v. Florida Power & Light Co., 404 U. S. 453, 92 S. Ct. 637, 30 L. Ed. 2d 600 (1972) , the Court upheld the
Federal Power Commission's assertion of jurisdiction over a utility whose sole "transmission" in interstate commerce consisted of the commingling of electricity over an interconnected line network that eventually spanned state borders.

          2.   Application to CMP's Section 3133-A Petition

               CMP and HWC have argued that this Commission is without jurisdiction to consider CMP's petition because CMP is selling electric energy at wholesale in interstate commerce; thus, the transaction is within FERC's exclusive jurisdiction.


     3/   In 1977, the Federal Power Commission's authority over wholesale electric transactions was transferred to the Federal Energy Regulatory
Commission.

     4/ United States v. Public Utilities Commission of California, 345 U.S. 295, 3O7-8, 73 S.Ct. 706, 714, 97 L.Ed. 1020 (1953).

     5/   The FPA expressly limits transmissions in interstate commerce by including them "only insofar as such transmission takes place within the United States." 16 U.S.C. Subsection 824(c).




 ORDER                          - 5 -        Docket No. 94-475
                                             Docket No. 94-476

We do not agree that the FPA's preemptive effect sweeps so broadly.

               a.   Section 3133-A Applicability and FERC Jurisdiction

                    Title 35-A, section 3133-A requires a utility to obtain a certificate of public convenience and necessity from this Commission before it may enter into any "significant agreement or contract." "Significant agreement or contract" is defined (in relevant part) to include any contract that requires the utility to supply, purchase, dispatch or exchange generating capacity, energy or transmission capacity. 6/ CMP's contract with HWC would bind CMP to provide HWC with the bargained-for electric energy and, therefore, falls within the express terms of section 3133-A. (The effects of the exemption provided in subsection 3 of section 3133-A are considered in section B below.)

                    CMP and HWC argue that CMP's contract with HWC, however, also appears to meet the FPA's requirements for FERC jurisdiction. It clearly is a sale of electricity for resale. Further, although both buying and selling utilities are Maine- based companies that serve Maine consumers, the proposed transaction appears to qualify as an interstate transaction within the meaning of the FPA. The U.S. Supreme Court so ruled in a case involving similar facts, Federal Power Commission v. Southern California Edison Co, supra (the Colton case). Southern California Edison was a California electric utility which sold energy only to California customers. Part of this energy was obtained from Nevada and Arizona through interstate transmission lines. The City of Colton was a California municipality that purchased power from Southern California Edison, some of which was applied to its own use but the bulk of which was resold to retail customers in and around the City. Although the rates for the wholesale sale to Colton had for several years been regulated by the California Public Utilities Commission, the Court upheld the Federal Power Commission's assertion of exclusive jurisdiction over the wholesale contract between Southern California Edison and the City of Colton. Since the contract dealt with a wholesale sale of electric power in interstate commerce, the Court found that the Federal Power Commission


     6/ 35-A M.R.S.A. Subsection 3133-A, sub-Subsection 2(A). The statute further requires the contract to extend over at least a 3-year period and involve at least 1,000 kilowatts of generating capacity, or 10,000,000 kilowatt hours of energy per year, flowing over a transmission line with a capacity greater than 100 kilovolts or involve more than 10% of the utility's generating capacity, transmission capacity or energy generation.




 ORDER                          - 6 -        Docket No. 94-475
                                             Docket No. 94-476

possessed exclusive jurisdiction over the rates provided in the contract.

                         Colton may be distinguishable since Southern California
Edison obtained some of its power from out-of-state sources in that case. The present contract calls for CMP to provide the necessary energy to HWC primarily through the Aroostook Valley Energy Company ("AVEC") , a CMP affiliate responsible for operation of the Fort Fairfield energy generating facility, which is located within the State. However, it has been asserted that HWC is connected with MPS, which is connected to New Brunswick Power, which is connected to CMP, whose transmission facilities are interconnected with those of utilities in other states. 7/ This fact alone appears sufficient to satisfy the FPA's "interstate" transmission requirements since it will inevitably result in a "commingling" of out-of-state power with the Fairfield Plant's energy. See Florida Power & Light, supra. We do not believe that the fortuitous transmission across the Canadian border alters this analysis. Although FERC's jurisdiction is limited to interstate transactions, the mere crossing of an international border in the process does not negate that jurisdiction. FERC has expressed no difficulty with asserting jurisdiction in similar circumstances in the past. See e.g. Maine Public Service Company, 61 FERC Paragraph 61,319 (1992).


               b.   Effect of FPA on State Review Under Section 3133-A

                    Thus, it appears that the transaction meets the FPA's jurisdictional requirements that it involve a wholesale sale of electricity in interstate commerce. This result does not, however, compel a finding that any inquiry under 35-A M.R.S.A. Subsection 3133-A is preempted. MPS and the Staff both suggested that FERC has been granted exclusive jurisdiction only over the determination of wholesale rates. We agree that the FPA grants FERC exclusive jurisdiction over only the wholesale rate provided in the contract; we are permitted to act under state law to review other aspects of the proposed transaction.

                   Although there are few court decisions in this area, FERC has indicated its agreement with this analysis. For example, in Doswell Limited Partnership, 110 P.U.R. 4th 261 (FERC, Feb. 28, 1991), FERC recognized a state commission's jurisdiction to consider the issuance of a certificate of public convenience and necessity for an independent power producer construction project even though the facility would be used solely to supply electricity for resale. Likewise, in Palisades Generating Company, 48 FERC Paragraph 61,144 (1989), FERC recognized the


     7/  Brief of Houlton Water Company, nt. 2 at 8.




 ORDER                          - 7 -        Docket No. 94-475
                                             Docket No. 94-476

Michigan Public Service Commission's jurisdiction to consider a proposed power purchase agreement between two affiliated entities. FERC noted that its own proceeding was limited to a determination of the justness and reasonableness of the proposed wholesale rates and that even if those rates were approved by FERC, the parties would still be required to obtain any necessary state approvals.

                    Therefore, we find that any preemptive effect upon our ability to consider CMP's petition is limited to the proposed wholesale rate. We remain free to consider other aspects of the sale as required by state law.

     B.   Applicability of Statutory Exemption

          Having determined that except with regard to the determination of appropriate wholesale rates, the FPA does not limit our authority under state law, we turn to CMP's second asserted grounds for dismissal of its petition. CMP argues that it is exempt from the application of section 3133-A under subsection 3. In relevant part, subsection 3 reads:

          This section does not apply to any contract or agreement for which commission approval is required under section 3132 or section 3133 .
 .
 .

CMP asserts that since its contract with HWC is subject to review under section 3133, it is not required to obtain Commission approval under section 3133-A.
In
support of its interpretation, CMP cites State of Maine v. Central Maine Power Company, 640 A.2d 1067, 1071 (Me. 1994), where the Law Court stated:

          The fundamental rule in statutory construction is that the legislative intent as divined from the statutory language controls the interpretation of the statute. Words in the statute must be given their plain, common and ordinary meaning unless the statute reveals
a
          contrary intent. If a meaning of a statute is clear and the result achieved by that meaning is not illogical or absurd, there is no reason to look beyond its words.

          We agree that subsection 3 must be interpreted to remove our authority to consider CMP's section 3133-A petition. The statutory language is clear on its face. There can be no doubt that the CMP-HWC contract is subject to review under section 3133. If so, the exemption plainly removes the "contract" from review under section 3133-A. Under the accepted



 ORDER                          - 8 -        Docket No. 94-475
                                             Docket No. 94-476

method of interpreting statutes as set out by the Law Court, we can deviate from the statute's plain meaning only if it is illogical or produces an absurd result.

          MPS, joined by the Staff and the OPA, argues that a plain-meaning interpretation of subsection 3 does produce illogical and absurd results. Specifically, they argue that under such an interpretation, a utility that sells power to an in-state buyer avoids review, while the same utility is subject to review under section 3133-A if it sells power on identical terms to an out-of-state buyer. We do not find such a result absurd or illogical since a review of the contract will be conducted under section 3133 when the buyer is in-state; no such review is possible for out-of-state buyers. Additionally, the Commission retains its broad investigative authority under 35-A M.R.S.A. Subsection 1303. The Legislature could logically have assumed that no mandatory review of the selling utility was needed when a simultaneous review of the transaction from the buyer's perspective would be conducted under section 3133. In these situations, the Legislature may have been satisfied that the Commission would initiate an investigation of the selling utility if the conditions warranted such a review. Finally, even without our review under section 3133-A, CMP is not totally free of oversight in this matter; FERC will be investigating the contract from the seller's point of view to ensure that the wholesale rate is not excessive.

          Although we might conclude that a different result would be desirable purely as a policy matter, or if the statutory language were more ambiguous and left more freedom for this Commission to interpret its meaning, that is not the situation presented to us in this case. Under the current circumstances, we cannot ignore the plain mandate of subsection 3. We find that CMP's Motion for Voluntary Dismissal of its section 3133-A petition must be granted.


IV.  HWC'S SECTION 3133 PETITION

     A.   Federal Preemption

          In its brief, HWC alludes to the possibility that the FPA may also preempt this Commission's authority to review HWC's petition. We find that the FPA does not hinder our examination of HWC's purchase from CMP. Once again, in order to gain the proper perspective on this issue, we must digress and briefly examine the historical development of federal preemption analysis.





 ORDER                          - 9 -        Docket No. 94-475
                                             Docket No. 94-476

          1.   History of FPA Preemption of State Retail Regulatory Authority

               Whereas earlier we examined federal preemption of state efforts to regulate wholesale transactions directly, we are now concerned with preemption as it affects state regulation of electric utilities' retail rates. The FPA speaks only of regulation over wholesale sales; states remain free to regulate retail transactions. In some circumstances, however, the courts have found it necessary to limit the states' authority regarding retail regulation. As discussed above, FERC has the exclusive authority to establish a reasonable wholesale rate. If, in the course of setting a utility's retail rates, a state commission reevaluates the reasonableness of a wholesale rate paid by the utility for electric power, FERC's exclusive jurisdiction is invaded.

               The FPA's preemptive effect upon state commissions' retail regulatory authority has become known as the "filed rate doctrine." This doctrine protects the integrity of FERC's wholesale rate determinations by requiring other entities to accept FERC's determinations regarding just and reasonable rates for a wholesale transaction. See Montana-Dakota Utilities Co. v. Northwestern Public Service Co., 341 U.S. 246, 71 S.Ct. 692, 95 L.Ed. 912 (1951). As enunciated in Narragansett Electric Co. v. Burke, 381 A.2d
1358 (R.I. 1977), the doctrine requires state regulatory commissions to accept the interstate rates filed with or approved by FERC as reasonable operating expenses when fixing a utility's retail rates. If state commissions were free to reexamine these interstate rates and substitute lower rates under the guise of retail rate regulation, the affected utility would be unable to recover costs determined by FERC to be just and reasonable, i.e. "trapping" the costs. Thus, even though state regulatory commissions were ostensibly acting to set retail rates, their actions were limited by the preemptive effects of the FPA.

               Under the Pike County doctrine, however, this enforced recognition of FERC's wholesale rates does not forestall a state commission's examination of a utility's prudence in deciding to incur those rates. The doctrine takes its name from the seminal case of Pike County Light & Power Co.
v. Pennsylvania Public Utility Commission, 465 A.2d 735 (Pa. Cmwlth. 1983). In Pike County, the Pennsylvania Court drew a distinction between FERC's determination that it is reasonable for the wholesale seller to charge a particular rate, and a state commission's determination of whether it is just and reasonable (i.e. prudent) for the wholesale purchaser to incur such a rate as an expense. FERC, in regulating the wholesale sale, does not inquire into the latter. So long as a state commission avoids intruding into FERC's exclusive authority over the former, it remains free to




 ORDER                          - 10 -       Docket No. 94-475
                                             Docket No. 94-476

disallow a portion of a utility's wholesale purchase expense as imprudent, even though the seller's rate may have been just and reasonable for the seller. Thus, under the Pike County doctrine, a utility may be found to have been imprudent in purchasing high - cost wholesale power when lower-cost power was available from an alternative supplier.


          2 .  Application to HWC's Section 3133 Petition

               Recent Supreme Court decisions have, however, indicated that under certain unusual conditions, state regulatory commissions may be preempted by the FPA from investigating a utility's prudence in acquiring power to be used for retail purposes. HWC relies upon the Supreme Court's pronouncements in Nantahala Power & Light Co. v. Thornburg, 476 U.S. 953, 106 S.Ct. 2349, 90 L.Ed. 2d 943 (1986) and Mississippi Power & Light, 487 U.S. 354, 108 S.Ct. 2428,
101 L.Ed.2d 322 (1988) to suggest that this Commission is "preempted from taking jurisdiction over wholesale transactions from the perspective of the purchaser". 8/

               We find HWC's reliance upon these cases to be misplaced in the context of the present case. The common thread binding the Nantahala and Mississippi Power & Light decisions is the effect of FERC-approved power allocations. When a utility is involved in some cooperative enterprise that involves both the purchase and sale of wholesale power, FERC has jurisdiction to approve allocations of power among the pool members because those determinations invariably also affect the wholesale rate set by FERC, a topic unarguably within its exclusive jurisdiction. 9/ Once FERC has acted, state commissions are precluded from challenging the reasonableness of the allocation provided to any specific electric utility. Since the states are bound to honor FERC's allocation, a Pike County-type of prudence review is also precluded. Where a utility lacks a choice as to the amount of power to be purchased, a state commission cannot inquire into the prudence of other alternatives -- there simply are no



     8/  Brief of Houlton Water Company at 11.

     9/  See Gulf States Utilities Co. v. Public Utilities
Commission of Texas, 841 S.W.2d 459, 467 (Tex.App.--Austin 1992).
Under 16 U.S.C. Subsection 824e (a), FERC has jurisdiction over any utility "practice, or contract affecting (the] rate" of a wholesale sale. See also Hickey, Mississippi Power & Light Company: A Departure Point for Extension of the "Bright Line" Between Federal and State Regulatory Jurisdiction Over Public Utilities, 10 J.ENERGY L.& POL'Y 57, 76-77.




 ORDER                          - 11 -       Docket No. 94-475
                                             Docket No. 94-476

alternatives. 10/ This result obtains, however, only in the limited circumstances where multi-utility arrangements require the filing of an allocation scheme with FERC.

     Those limited circumstances, however, are not present in the current case. The CMP-HWC agreement reflects a more traditional transaction where each utility acts independently with a clear separation between the "buyer" utility and the "seller" utility. 11/ In this more typical arrangement, FERC's exclusive jurisdiction over wholesale transactions is completely protected from state regulatory interference by application of the "filed- rate doctrine." The normal prudence analysis of a retail utility's practices remains applicable in this situation, including a Pike County inquiry into the prudence of a utility's
choice to purchase certain wholesale power. 12/   Since there is no FERC-
mandated allocation of power in the present case, there would be no interference with FERC authority if this Commission were to investigate the prudence of HWC's purchase under the proposed contract; we could still find that HWC was not prudent in failing to seek more attractive alternative sources of power. When this Commission acts under 35-A M.R.S.A. Subsection
3133 to review HWC's purchase of power from CMP, we act under our traditional authority to regulate retail electric utilities and are permitted to review the purchasing utility's prudence in making this particular purchase.
Therefore, we find that the FPA does not preclude our examination under 35-A M.R.S.A. Subsection 3133 of the CMP-HWC contract from HWC's perspective as wholesale- purchaser. Of course, through



     10/  Nantahala, 476 U.S. at 972-973, 106 S.Ct. at 2360. Mississippi Power
&
Light, 487 U.S. at 373-374, 108 S.Ct. at 2440.  See also Hickey, supra at 79-82
(1989).

     11/ A useful discussion of this distinction can be found at Ferrey, Shaping American Power: Federal Preemption and Technological Change, 11 VA.ENVTL.L.J. 47, 67-73 (1991).

    12/ See New Orleans Public Service, Inc. v. Council of the city of New Orleans, 491 U.S. 3SO, 367, 109 S.Ct. 2506, 2517-2518, 105 L.Ed.2d 298 (1989).
In this case, involving yet another dispute over the fallout from the ill-fated Grand Gulf nuclear facility, the Court distinguished a local regulatory authority's review of NOPSI's prudence in not selling its rights to the Grand Gulf power allocated to it by FERC, from an attempt to evaluate the utility's prudence in initially pursuing Grand Gulf power. Only the latter is preempted by the FPA in allocation settings. This case indicates that the Supreme
Court still recognizes the states' rights to conduct general prudence evaluations of retail utilities when that action does not conflict with FERC jurisdiction.



 ORDER                          - 12 -       Docket No. 94-475
                                             Docket No. 94-476

application of the filed-rate doctrine, we remain constrained by FERC's exclusive authority to establish a reasonable wholesale rate.

     B.   Scope of the Proceeding

          1.   Statutory Standard of Review

               The actual language of 35-A M.R.S.A. Subsection 3133 is deceptively simple. In subsection 6, it states that in any order issuing a certificate of public and convenience for a power purchase, "the commission shall make specific findings with regard to the need for the purchase . . . and, if the commission finds that a need exists, it shall issue a certificate of public convenience and necessity for the purchase . . . ."  Although the statute speaks only of a "need for the purchase," this Commission has interpreted this phrase more broadly in the past. In Town of Madison Department of Electric Works, Application for Certificate of Public Convenience and Necessity for Purchase of Firm Requirement Service from Northeast Utility Services, Docket No. 93-027, Order on Intervention and Scope of Proceeding (January 5, 1994), we summarized our prior holdings and stated that:

          To receive a certificate (under section 3133], a utility must demonstrate that the power from the proposed purchase is needed, that the resource being considered is the most economical or is part of the utility's overall least cost plan, and that the timing of the purchase is reasonable.

As MPS pointed out, this Commission has previously determined that these criteria were developed to ensure that where a need for a power purchase existed, that need was adequately met in the most efficient manner possible. MPS now suggests that this Commission must consider any adverse effects on MPS and its ratepayers caused by the proposed contract in order to determine that this particular transaction is economically efficient. No Commission decision, however, has ever read the requirements for a certificate of public convenience and necessity as broadly as MPS urges.

               In our view, a major problem with an interpretation of section 3133 that would permit consideration of the impact on MPS and its ratepayers is the sheer scope and difficulty of the determinations that would necessarily follow. For example, how would we weigh the potentially severe effect on a few MPS customers (i.e. those in Fort Fairfield) against a lesser impact on all MPS customers? In assessing the impact that the contract might have on MPS and its ratepayers, must we assume




 ORDER                          - 13 -       Docket No. 94-475
                                             Docket No. 94-476

that the status quo is optimal or should we decide whether the contract would move toward a more fair or more balanced distribution of costs and benefits in Maine as a whole? If the Legislature had intended to require this Commission to conduct such far-reaching inquiries fraught with policy implications, the statute surely would state that intention directly. In fact, subsection 9 does require this Commission to undertake such an inquiry, but only when the power is purchased from an out-of-state source. We should not lightly assume that this distinction was a mere oversight by the Legislature. Additionally, we must remain cognizant of the limitations potentially imposed by federal preemption. If this Commission were to consider the impact upon MPS and its customers, and then determine that HWC should not be permitted to seek power from other interstate sources because of the impact on MPS, we would surely be trespassing upon areas preempted by federal law. FERC certainly has jurisdiction to encourage a free and active interstate wholesale market for electricity that may not be infringed upon by the states.

               We further decline to widen our inquiry to include consideration of whether CMP's proposed use of the Fort Fairfield generating facility complies with the standards prescribed in 35-A M.R.S.A. Subsection 3156. We agree with the Staff that the Legislature intended this Commission to review a proposal's compliance with section 3156 only once to ascertain its eligibility for FAME financing assistance. Once a proposal has been found to qualify under section 3156, we do not retain any continuing jurisdiction to ensure that operation of the facility continues to meet the statutory standards. In its exceptions, MPS argued that our prior certificate of public convenience and necessity decisions have been guided by relevant policies established in other statutory sections. Therefore, MPS concluded, we should consider the policies established by the Electric Rate Stabilization Act when evaluating HWC's petition. Section 3156, however, is much more limited in scope than the statutory sections from which policies were derived and applied in prior certificate proceedings. We do not read section 3156 as creating a broad legislative statement applicable to statewide energy policy and therefore decline to apply its "policies" as part of the present proceeding.

          2.   Effect of Federal Preemption

               In addition to its preemption arguments concerning our ability to maintain proceedings under subsection 3133 and 3133-A, HWC also argues that the FPA limits the scope of any review we may be authorized to conduct. We agree but find that the FPA's limitations do not appreciably conflict with the scope of our review outlined above.




 ORDER                          - 14 -       Docket No. 94-475
                                             Docket No. 94-476

               As discussed above, it is undeniable that FERC retains exclusive jurisdiction to determine a selling utility's rates in a wholesale transaction in interstate commerce. As we have seen, the proposed contract meets FERC's jurisdictional requirements. It follows, then, that we are precluded from conducting any independent inquiry into whether CMP's rates are just and reasonable. That issue, however, is not raised in the context of a section 3133 proceeding, which is the sole remaining action in these cases.

               HWC further asserts that we may not consider any potential impact on other parties caused by the proposed contract if that inquiry would invade FERC's exclusive jurisdiction. We do not reach this issue since we have decided that section 3133 does not require us to consider any effects upon MPS.
However, we note that the comments of Commissioner Hughes in her dissent suggest that any such inquiry under section 3133-A could well be preempted.
That argument would appear to be equally strong as applied to a similar inquiry even if it were to be conducted under section 3133.

V.   CONCLUSION

     For the reasons expressed above, we grant CMP's Motion for Voluntary Dismissal of its petition under 35-A M.R.S.A. Subsection 3133-A. The consolidation of these cases ordered by the Notice of Proceeding and Procedural Order is hereby dissolved. Henceforth, all documents in Docket No. 94-476 shall be filed under that docket.

     We further find that the following issues may properly be considered under HWC's petition under 35-A M.R.S.A. Subsection 3133:

     (1)  Whether the power from the proposed purchase is needed;

     (2) Whether the resource being considered is the most economical or is part of the utility's overall least cost plan; and

     (3)  Whether the timing of the purchase is reasonable.

     Finally, the Staff had suggested in its initial Brief that if we granted CMP's Motion to Dismiss, we should open an investigation under 35-A M.R.S.A.
Subsection 1303 of CMP's sale of power to HWC. 13/   Although we choose not to
open such a broad investigation at this time, we remain receptive to more narrowly


     13/  Brief of Advocacy Staff at 12.




ORDER               - 15 -                   Docket No. 94-475
                                             Docket No. 94-476

defined requests, such as a request to determine whether CMP has obtained the highest sale return available to it on the wholesale market.

Dated at Augusta, Maine this 30th day of March, 1995.

                                       BY ORDER OF THE COMMISSION

                                          Charles A. Jacobs
                                          Charles A. Jacobs
                                        Administrative Director



COMMISSIONERS VOTING FOR:   Welch
                            Hughes (dissenting in part)
                            Nugent





 ORDER                          - 16 -       Docket No. 94-475
                                             Docket No. 94-476

Commissioner Hughes, dissenting in part

Although I join in most of the majority's decision, I dissent from that portion that permits the dismissal of CMP's petition. Viewed in isolation, 35-A M.R.S.A. Subsection 3133-A(3) could be interpreted to exempt CMP's contract from Commission review. However, we rarely can consider a section of Title 35-A in isolation because it is not so constructed. There are many sections that apply to all sections in the Title and other sections that only apply to some sections. Because of the overlap between sections 3133 and 3133-A, subsection 3 sets forth that a contract which requires section 3133 approval does not also require section 3133-A approval. Subsection 1 of section
3133-A refers to the need for an electric utility to obtain our approval for any significant agreement or contract.

Since CMP as the electric utility is not required to get approval under section 3133, subsection 3 of section 3133-A does not apply in this instance. The exception in subsection 1 is granted to the utility, not to the agreement. "Except as provided in subsection 3, no electric utility may enter into any significant agreement or contract . . . ."Therefore I disagree with that portion of the Majority's decision relating to the applicability of section 3133-A to CMP's petition.

     To the extent the interpretation of subsections 1 and 3 together is ambiguous, one can turn to sections 101 and 104. Section 101 states that the purpose of Title 35-A is to set forth a regulatory system consistent with the public interest and to assure safe, reasonable and adequate service at rates that are just and reasonable. Section 104 provides that the provisions of Title 35-A shall be interpreted liberally to accomplish the Title's purposes.

     The provisions covering certificate of need were expanded during the 1980s in response to the Seabrook nuclear plant debacle and to address concerns about NEPOOL transactions. The Seabrook purchases did not require preapproval by this Commission because out-of-state purchases did not require preapproval at that time. The certificate of need statutes now encompass a broad range of purchases and sales of electric supply sources in a comprehensive preapproval before-the-fact prudence analysis. Given that the purpose of sections 3133 and 3133-A combined are to avoid after-the-fact prudency analysis for power supply purchases and sales of certain size and duration, it is as important that we review CMP's sale to Houlton as it is to review Houlton's purchase. Even in the ARP environment, we do care about CMP sales due to the profit sharing mechanism in place. Furthermore, this particular sale is really not part of the ARP incentive plan because the costs and benefits of AVEC are a specific flowthrough item to retail ratepayers. If we do not review the sale now, I am sure that we will have to do it later.




 ORDER                          - 17 -       Docket No. 94-475
                                             Docket No. 94-476

     Acceptable principles of statutory construction enable the Commission to look beyond the words in subsection 3 of section 3133-A alone to conclude that we should not dismiss CMP's application for approval of the sale of power to Houlton.

The following quotes are drawn from the Public Advocate's brief:

          "While, generally speaking, the plain meaning of any statute as objectively manifested on it face will control . . . the fundamental rule of statutory construction is to ascertain the real purpose and intent of the Legislature which, when discovered, must be made to prevail." Mundy v. Simmons, 424 A.2d 135,137 (Me. 1980)
          "The Legislature is presumed not to intend absurd results and legislation will be construed to avoid, if possible inconsistency, contradiction and illogicality." State v. Rand, 430 A. 2d 754, 756 (Me. 1978) "[T]he terms (in a statute] must be given a meaning consistent with the overall statutory context, and be construed in the light of the subject matter, the purpose of the statute, the occasion and necessity for the law, and the consequences of any particular interpretation." Finks v. Maine State Highway Commission, 328 A.2d 791, 798 (Me. 1974)

     While I certainly agree that section 3133-A(3) is unfortunately drafted in that the intent of the subsection is not absolutely clear, I believe that my interpretation of the meaning is the proper one for the reasons outlined above. In light of the regulatory construct in Maine of preapproval of significant power sales and purchases, I believe that we have an affirmative obligation to review CMP's sale to Houlton under section 3133-A.

     It does not seem logical to me that just because the buyer happens to be a
Maine utility that we should not be concerned with the impact on the customers of the seller, also a Maine utility. If this was a sale to an out-of-state entity then we would have clear authority to review the sale. What is the functional difference between the two sales in terms of seller analysis?
I do not believe that there was a conscious desire on the part of the Legislature to distinguish between contracts between utilities that are intrastate and contracts that are interstate. In fact if that was the case, any review of an interstate sale may be determined to be unconstitutional due to discrimination toward interstate sales. See Camps Newfound/Owatonna, Inc.
 v Town of Harrison, --- A.2d --- (Me. 1995) slip op. at 3 - 6. As the Law Court noted, "[w] hen a state statute




 ORDER                          - 18 -       Docket No. 94-475
                                             Docket No. 94-476

directly regulates or discriminates against interstate commerce, or when its effect is to favor in-state economic interests over out-of-state interests [courts] have generally struck down the statute without further inquiry." Id.
at
4, quoting Brown- Forman Distillers v. N.Y. Liquor Authority, 476 U.S. 573, 579
(1986). Subjecting a seller of power to section 3133-A review only when the sale is to an out-of-state buyer may constitute discrimination against interstate commerce and would almost certainly be overturned.

     There is a body of case law that indicates that when interpreting the intent of legislation, one should lean to the side of minimizing attack on constitutional grounds. See e.g. Maine Milk Producers v. Commissioner of Agriculture, 483 A.2d 1213 (Me. 1985). Therefore I agree with the Staff, Public Advocate and Maine Public Service that the only rational purpose of the exclusion language is to prevent purely duplicative proceedings, which is not the case before us.

     On the issue of the proper scope of the section 3133-A approval, the statutory language would permit a review of the impact of the sale on MPS' ratepayers. However, on this issue, I believe that this Commission would be preempted by federal law from considering such an impact. Therefore, I would not include the review of the impact on MPS' ratepayers in the scope of the section 3133-A proceeding. Stranded costs at the wholesale level are very plainly under FERC's jurisdiction.

     The section 3133-A proceeding would analyze whether or not the sale maximizes the contribution to CMP's ratepayers. Other potential wholesale and retail sales opportunities would need to be evaluated. The analysis would be akin to the converse of the least cost analysis that will be done in the section 3133 proceeding. Because the focus will be different in the two proceedings, consolidation would make sense only for administrative simplicity. It is entirely possible that the Commission could reach two different conclusions in the two proceedings.




















                                                  EXHIBIT 28(o)


STATE OF MAINE                           Docket No. 95-001
PUBLIC UTILITIES COMMISSION
                                         March 27, 1995

MAINE PUBLIC SERVICE COMPANY             ORDER APPROVING
Re:  Application for Fuel Cost           STIPULATION
Adjustment Pursuant to Chapter 340
and Establishment of Short-Term
Energy-Only Rates for Small Power
Producers Less than 1 MW Pursuant
to Chapter 36

     WELCH, Chairman; HUGHES and NUGENT, Commissioners

     On January 1, 1995, Maine Public Service Company ("MPS"), pursuant to Chapter 340 of the Commission's rules and regulations and 35-A M.R.S.A. Subsection 3101, filed with the Commission an application for an increase to its fuel purchased power costs for the twelve months beginning April 1, 1995. At the same time, MPS filed its short-term avoided energy costs pursuant to Chapter 360, Subsection 3. On March 15, 1995, several parties filed a Stipulation settling all issues in this case. On March 21, 1995, the parties submitted a correction to the original Stipulation.

     On March 24, 1995, the Commission received a communication from Intervenor McCains Foods, Inc. ("McCains"), the only party which did not sign the Stipulation. In its filing, McCains noted that it had no objections to the amount of the proposed fuel clause increase contained in the Stipulation. However, McCains did object to the allocation of the fuel clause increase as contained in the Stipulation. It noted that although the Stipulation proposed a total 3% rate increase, the proposed allocation resulted in a 4% overall rate increase to McCains as a High Tension customer. McCains further argued that use of the existing rate design was inappropriate since it was "stale," having been filed in 1987. Additionally, McCains pointed out that MPS uses an embedded cost rate design which is contrary to present Commission practice for all other Maine utilities.

     Although we recognize the weight of the points raised by McCains, do not believe that this proceeding is the proper vehicle in which to address those issues. McCains seeks a limited reevaluation of MPS's rate design; we prefer to address rate design issues in a proceeding in which all cost-of-service elements can be examined. The Stipulation follows the allocation practice previously established for MPS by this Commission and we will not disrupt that practice here.




                                 - 2 -

     We have reviewed the terms of the Stipulation and find them reasonable.

     Therefore, it is

                             0 R D E R E D

1.   That the Stipulation filed in this case is approved and incorporated into this order: and


2. Maine Public Service Company shall file rates consistent with the terms of the Stipulation.


Dated at Augusta, Maine this 27th day of March, 1995.

                                        BY ORDER OF THE COMMISSION

                                           Charles A. Jacobs
                                           Charles A. Jacobs
                                         Administrative Director


COMMISSIONERS VOTING FOR:  Welch
                           Hughes
                           Nugent



                                 - 1 -

STATE OF MAINE                                    Docket No. 95-001
PUBLIC UTILITIES COMMISSION
                                                  March 15, 1995

MAINE PUBLIC SERVICE COMPANY,                     STIPULATION
Application for Fuel Adjustment
Pursuant to Chapter 340 and
Establishment of Short-Term
Energy-Only Rates for Small
Power Producers Less Than 1 MW
Pursuant to Chapter 36

     WELCH, Chairman; HUGHES and NUGENT, Commissioners


     It is agreed and understood by and among the signatory parties hereto as follows:

1 .  On January 1, 1995, Maine Public Service Company, (MPS or the Company)

     pursuant to Chapter 340 of the Commission's Rules and Regulations, and 35-A M.R.S.A. Subsection 3101, filed with the Commission an application for an increase to its fuel purchased power costs for the twelve months beginning April 1, 1995. MPS simultaneously filed its short-term avoided energy costs pursuant to Chapter 360 Subsection 3.

2. MPS's projections showed an increase in total annual projected fuel revenues of $2,355,670, which is equivalent to about a 5% increase in retail rates. However, the Company is not proposing an increase of this magnitude, but is seeking a $1,416,360 increase in fuel revenues, effective April 1, 1995. Such an increase would represent an approximate 3% increase in retail rates.

3. On March 8, 1995, the Company updated its projected fuel clause revenues through March 31, 1996. The updated projections show an increase in total annual projected fuel revenue of $2,859,206 which is equivalent to about a 6% increase in retail rates and which, least for the Company's request, would be a just and reasonable increase to the Company's fuel revenues pursuant to Subsection 3101, except for the reservation of right contained in paragraph 6. As noted above, the Company is requesting, and the parties agree to, an increase of $1,416,360, or approximately 3%.




Stipulation                  - 2 -          Docket No. 95-001

4. After discovery and negotiation, the parties hereto agree to the following, which they believe to be a fair and balanced accommodation of the interest of the Company's ratepayers and shareholders. The parties agree that the Company's average retail fuel cost adjustment rate should be $ .006348 per kilowatt hour effect for the twelve months beginning April 1, 1994.

5. The parties agree that, until the appropriate treatment of the fuel clause is determined by the Commission in the Company's pending alternate rate plan proceeding (Docket No. 95-052) the Company may account for its fuel revenues by applying such revenues first to recovery of fuel costs associated with non-Wheelabrator/Sherman F.C.A. expenses and thereafter to recovery of Wheelabrator/Sherman purchased power expenses. If under this accounting treatment there is an unrecovered balance of fuel costs at any time prior to the Commission's resolution of Docket No. 95-052, the unrecovered costs associated with Wheelabrator/Sherman will be the lesser of 1) the unrecovered balance, or 2) the purchased power costs associated specifically with Wheelabrator/Sherman during the period.
     The parties further agree that, in any future proceeding, amounts which may be accounted for under this provision during the pendency of Docket No. 95-052 as being associated with Wheelabrator/Sherman purchased power costs, shall continue to be treated as Wheelabrator/Sherman purchased power costs. The parties agree that this accounting treatment shall have no other precedential effect and shall not foreclose any party from arguing that a different accounting treatment should be applied to Wheelabrator/
     Sherman costs incurred after the Commission decision in Docket No.
     95-052. Nothing in this argument, however, shall be deemed to be a waiver of the Company's right to record the amount of the undercovery described in paragraph 3.

6. Nothing in the Stipulation shall foreclose any party from making any argument regarding recovery of lost wholesale revenues resulting from the loss of Houlton Water Company.

7 . The parties agree that the allocation of the $1,416,360 increase in revenue for this F.C.A. shall be that reflected in the Company's updated filing, attached to this Stipulation as Exhibit A. The parties agree that use of this rate design for purposes of this proceeding shall not foreclose any party from arguing in any future proceeding that some other rate design is appropriate.



Stipulation                   - 3 -          Docket No. 95-001

8. The record in this proceeding shall consist of the application, exhibits and schedules filed by the Company and any Company responses to oral data requests.

9. After review, the Staff also finds the Company's short-term avoided energy costs, filed with its fuel cost adjustment, pursuant to Chapter 360 Subsection 3 to be just and reasonable.

10. If the Commission rejects any part of or accepts any modification to this Stipulation, the entire Stipulation shall be void unless reaffirmed or amended by the parties.

11. The parties agree that the Staff may present this Stipulation to the Commission and hereby waive their rights under the ex parte rules for this purpose.


Dated:  March 15, 1995        PUBLIC UTILITIES COMMISSION
                              Donald J. Sipe
                              Donald J. Sipe

Dated:  March 16, 1995        MAINE PUBLIC SERVICE
                              Stephen Johnson
                              Stephen Johnson

Dated:  March 20, 1995        PUBLIC ADVOCATE
                              Wayne Jortner
                              Wayne Jortner

Dated:  March   , 1995        IECG

                              Anthony Buxton



















Thomas L. Welch                                              Elizabeth Hughes
   Chairman                                                  William M. Nugent
                                                              Commissioners


                         PUBLIC UTILITIES COMMISSION


                              March 21, 1995


Charles A. Jacobs
Administrative Director
Public Utilities Commission
242 State Street
State House Station #18
Augusta, Maine 04333-0018

     Re: MAINE PUBLIC SERVICE COMPANY, Application for Fuel Adjustment Pursuant to Chapter 340 and Establishment of Short-Term Energy-Only Rates for Small Power Producers Less Than 1 MW Pursuant to Chapter 36, Docket No. 95-001

Dear Charlie:

     It is agreed and understood by and among the signatory parties that paragraph #4 in the Stipulation regarding the above-referenced matter should read as follows:

          After discovery and negotiation, the parties hereto agree to the following, which they believe to be a fair and balanced accommodation of the interest of the Company's ratepayers and shareholders. The parties agree that the Company's average retail fuel cost adjustment rate will be $ .003463 per kilowatt hour effect for the twelve months beginning April 1, 1995.


Dated:  March 21, 1995        PUBLIC UTILITIES COMMISSION
                              Donald J. Sipe
                              Donald J. Sipe

Dated:  March 22, 1995        MAINE PUBLIC SERVICE
                              Stephen Johnson
                              Stephen Johnson

Dated:  March 21, 1995        PUBLIC ADVOCATE
                              Wayne Jortner
                              Wayne Jortner


Dated:  March   , 1995        IECG

                              Anthony Buxton


                                                              Exhibit A

                                                            Page 1 of 1
                                                      December 20, 1994

MAINE PUBLIC SERVICE COMPANY
Short-Term Avoided Cost Rates
(Cents Per KWH)


                              April          May            June
Decrement                     1995           1995           1995

1st 12 MW On Peak             2.752          1.950          1.666

1st 12 MW Off Peak            1.836          1.193          1.488

1st 12 MW All Hours           2.218          1.508          1.563

2nd 12 MW On Peak             2.321          1.591          1.540

2nd 12 MW Off Peak            1.145          0.460          1.400

2nd 12 MW All Hours           1.635          0.931          1.458



                              July           August         September
Decrement                     1995           1995           1995

1st 12 MW On Peak             2.590          2.932          2.904

1st 12 MW Off Peak            1.491          2.079          1.908

1st 12 MW All Hours           1.949          2.434          2.323

2nd 12 MW On Peak             1.540          2.755          2.726

2nd 12 MW Off Peak            1.449          1.300          1.397

2nd 12 MW All Hours           1.487          1.906          1.951



                              October        November       December
Decrement                     1995           1995           1995

1st 12 MW On Peak             3.069          2.113          3.061

1st 12 MW Off Peak            2.427          1.523          2.433

1st 12 MW All Hours           2.695          1.768          2.695

2nd 12 MW On Peak             2.805          1.579          2.868

2nd 12 MW Off Peak            1.831          1.500          1.254

2nd 12 MW All Hours           2.237          1.533          1.927



                              January        February       March
Decrement                     1996           1996           1996

1st 12 MW On Peak             3.045          3.045          3.018

1st 12 MW Off Peak            2.540          1.985          2.218

1st 12 MW All Hours           2.750          2.427          2.551

2nd 12 MW On Peak             2.983          2.878          2.540

2nd 12 MW Off Peak            1.927          1.525          0.852

2nd 12 MW All Hours           2.367          2.089          1.555




Average Values
(Cents/KWH)


1st 12 MW On Peak                            2.679

1st 12 MW Off Peak                           1.927

1st 12 MW All Hours                          2.240

2nd 12 MW On Peak                            2.344

2nd 12 MW Off Peak                           1.337

2nd 12 MW All Hours                          1.756





                                                                  Exhibit VII


                         MAINE PUBLIC SERVICE COMPANY
                        Percent Rate Increase by Class
                     For Fuel Clause Ended March 31, 1996


                                 Total           Small           Large GS
Description                      Residential     Gen. Serv.      Secondary
                                 (A/A1)          (C)             (ES/ES-T)

1995 Estimated Class Usage
at Customer (MWH):                  177,574         76,864          87,654

Fuel In Base ($/KWH)               0.030260       0.030260        0.030260

Proposed FCAR ($/KWH)              0.003527       0.003527        0.003527

FCA ($ Diff. Fuel)                  626,303        271,099         309,156

Current FCAR ($/KWH)               0.000644       0.000644        0.000644

FCA ($ Diff Fuel)                   114,358         49,500          56,449

Change in FCAR ($/KWH)             0.002883       0.002883        0.002883

Change in FCA ($)                   511,946        221,599         252,706

FY 1993-94 Revenue ($)           19,873,936      7,770,642       7,584,553

FY 1993-94 (MWH)                    177,574         76,864          87,654

Base Rate ($/KWH + Current
FCAR ($/KWH)                       0.111919       0.101096        0.086528

Base Rate + Proposed
FCAR ($/KWH)                       0.114802       0.103979        0.089411

Percent Increase (%)
on Total Rate                        2.6%           2.9%            3.3%





                                 Large GS        Large GS        Large GS
Description                      Primary         34.5 KV         Transmis.
                                 (EP/EP-T)       (S/S-T)         (H/H-T)

1995 Estimated Class Usage
at Customer (MWH):                   20,965         31,290          99,746

Fuel In Base ($/KWH)               0.029281       0.028604        0.028193

Proposed FCAR ($/KWH)              0.003413       0.003334        0.003286

FCA ($ Diff. Fuel)                   71,554        104,321         327,765

Current FCAR ($/KWH)               0.000623       0.000608        0.000600

FCA ($ Diff Fuel)                    13,061         19,024          59,848

Change in FCAR ($/KWH)             0.002790       0.002726        0.002686

Change in FCA ($)                    58,492         85,297         267,918

FY 1993-94 Revenue ($)            1,696,544      2,499,795       7,576,272

FY 1993-94 (MWH)                     20,965         31,290         111,433

Base Rate ($/KWH + Current
FCAR ($/KWH)                       0.080923       0.079891        0.067989

Base Rate + Proposed
FCAR ($/KWH)                       0.083713       0.082617        0.070675

Percent Increase (%)
on Total Rate                        3.4%           3.4%            4.0%





                                 Municipal
Description                      Power           Lighting        Retail
                                 (D2)            (SL/T)

1995 Estimated Class Usage
at Customer (MWH):                    2,836          3,107          500,036

Fuel In Base ($/KWH)               0.030260       0.030260         0.029551

Proposed FCAR ($/KWH)              0.003527       0.003527         0.003463

FCA ($ Diff. Fuel)                   10,003         10,958        1,731,625

Current FCAR ($/KWH)               0.000644       0.000644         0.000630

FCA ($ Diff Fuel)                     1,826          2,001          315,023

Change in FCAR ($/KWH)             0.002883       0.002883         0.002833

Change in FCA ($)                     8,176          8,957        1,416,602

FY 1993-94 Revenue ($)              218,300        786,560       48,006,602

FY 1993-94 (MWH)                      2,836          3,107          511,723

Base Rate ($/KWH + Current
FCAR ($/KWH)                       0.076975       0.253157         0.093814

Base Rate + Proposed
FCAR ($/KWH)                       0.079858       0.256040         0.096647

Percent Increase (%)
on Total Rate                        3.7%           1.1%             3.0%



















                                                          EXHIBIT 28(p)

STATE OF MAINE                               Docket No. 95-052
PUBLIC UTILITIES COMMISSION
                                             November 30, 1995

MAINE PUBLIC SERVICE COMPANY                 ORDER APPROVING
Proposed Increase in Rates                   STIPULATION (RATE
                                             CASE/RATE PLAN)

     WELCH, Chairman; NUGENT and HUNT, Commissioners

I.   INTRODUCTION

     We approve the Stipulation filed by the Company, Advocacy Staff, and the Public Advocate to resolve all revenue increase and rate plan issues in this proceeding.


II.  PROCEDURAL HISTORY

     The procedural history is contained in Appendix A of this Order.


III. DESCRIPTION OF THE STIPULATION

     The Stipulation is a comprehensive agreement intended to resolve all of the issues associated with the Rate Stability Plan (RSP or the Plan) filing made by the Company. Under the Stipulation, the Company will be permitted to increase its rates by an agreed-upon percentage at the beginning of the Plan on January 1, 1996, and on February 1 of each of the subsequent three years for which the Plan is expected to be in effect. 1/ The Stipulation also requires the Company to write off approximately $8.3 million (after tax) that is currently carried on its books as regulatory assets, and it allows MPS to defer certain costs associated with its power purchase contract with the Wheelabrator/Sherman facility and sets forth conditions under which the Company will receive recognition of those deferrals in rates at the conclusion of the RSP. The agreement also establishes a profit-sharing mechanism based on the Company's annual earned returns during the term of the Plan, and sets up a process for sharing the costs or benefits associated with extended outages at Maine Yankee and at the Wheelabrator/Sherman (W/S) plant. In addition, the Stipulation establishes the ground rules for flowing back to ratepayers any savings from a restructured contract with W/S, if that should occur.

     Also included in the Stipulation is a provision that allows MPS to seek direct recovery (in addition to the index percentage



     1/ The description of the Stipulation is set forth here for the convenience of the reader. The terms of the Stipulation itself, attached hereto as Appendix B, govern the obligation of the parties.




                              - 2 -               Docket No. 95-052

increase) of certain costs that are designated as "mandated," such as governmentally imposed tax or accounting changes. A customer service and reliability index is established that will penalize the Company if it falls below certain standards that are set out in the agreement. The annual and mid-term review processes that will occur during the pendency of the Plan are also detailed. Finally, the Stipulation sets forth various accounting orders that the Commission must issue in order to allow the Company to comply with the provisions contained in the Plan. We discuss each of the parts of the Plan in detail below.

A.   Rate Increases

     Section 1 of the Stipulation states the intent of the signatory parties to resolve all issues concerning the adoption of an RSP for the Company. Section
2 establishes the price index, or percentage rate increase that will occur in each year of the Plan. The increases are 4.4% on January 1, 1996, 2.9% on February 1, 1997, and 2.75% each on February 1, 1998 and February 1, 1999. The increases are applied to all rate elements, indicating an across-the-board application, at least until the rate design phase of this case is complete. The percentage increases may be modified by application of the provisions contained in Sections 5, 7, 8 and 9. The agreement ends on January 31, 2000, and absent a future Commission Order, the Company will not be entitled to any additional fuel cost recovery, except as provided in Section 4 of the Stipulation.

B.   Write-offs

     Section 3 specifies the write-offs totaling $11.7 million ($8.3 million after tax effects are considered) that the Company will take under the agreement. MPS agrees to eliminate the following amounts from its deferred asset balances: 1) about $6.2 million ($4.85 million after tax) in unrecovered Seabrook costs formerly allocated to wholesale ratepayers; 2) about $2.0 million ($1.37 million after tax) in other plant investment that was formerly dedicated to wholesale; and 3) $3.5 million ($2.1 million after tax) in deferred fuel balances. This will result in a loss of about $5.13 per share of common stock, equal to about 17% of the Company's book equity balance.

C.   Fuel Costs

     Section 4 provides the treatment that is to be applied to three separate types of costs that the Company has already incurred or will continue to incur. First, the Company's unrecovered fuel balance is estimated to be about $6.0 million at December 31, 1995 and Section 4.A. describes the disposition of that balance. As provided in Section 3, MPS will immediately write off $3.5 million of that amount. An additional $500,000




                              - 3 -                Docket No. 95-052



will be amortized over the 4-year term of the Plan. Finally, the remaining amount of approximately $2.0 million will be recoverable at the expiration of the RSP on January 31, 2000. if the Company does not file a rate case for effect on or before the expiration of the RSP, MPS will amortize $1.4 million in fiscal year 2000, and the remaining balance in 2001. If MPS does file a rate case for effect on or before the end point of the Plan, the recovery of the fuel balance will be determined in that proceeding.


D.   Wheelabrator/Sherman Purchase Power Costs

     Section 4.B. allows the Company to defer up to $1.5 million annually (for a total of $6.0 million over the life of the Plan) of costs associated with the power purchase contract between MPS and Wheelabrator/Sherman. The total amount of deferral is roughly equivalent to the portion of W/S purchased power costs that was formerly assigned to the wholesale jurisdiction, but the allowed deferral remains constant over the term of the RSP, while the W/S contract rate continues to escalate at about 5% annually. The Stipulation permits MPS to obtain recovery of the deferred balance in rates beginning on January 1, 2001, which is the day after the currently established pricing portion of the W/S
contract ends. 2/    The recovery start date is also 11 months after the end of the RSP, and the Stipulation contains no provision that addresses MPS's rights with regard to the W/S costs incurred in that time period.

E.   Maine Yankee Resleeving Costs

     Section 4.C. describes the Company's obligations with regard to its share of the costs associated with the resleeving operation at Maine Yankee. The Company has agreed to amortize its share(estimated to be about $1.97 million pre-tax) over 5 years beginning in 1996. This amortization carries on 11 months after the end of the RSP, and the Company's ability to recover that portion of the costs in rates is not addressed in this Stipulation. The parties have retained their rights to argue at that time what the appropriate treatment of those costs should be.

F.   Profit Sharing Mechanism

     In Section 5 the Stipulation describes a profit-sharing mechanism that the parties have agreed to put into place, to become effective with the rate change scheduled for February 1, 1998. The Stipulation establishes a target Return on Equity



     2/   The contract apparently is extendable, but the price for
power during the extension is subject to negotiation.




                              - 4 -          Docket No. 95-052

(ROE) for the Company of 11.0%, which will be adjusted according to an index based on the average of Moody's electric utility dividend yields and Moody's electric bond yields as compared with those yields for a base year of 1994, which is the test year for this case. The starting point for the target ROE cannot increase or decrease by more than 200 basis points, and the Company's common equity ratio will be capped at 52% for this calculation. In addition, the agreement spells out a methodology for allocating certain revenues and expenses between retail and wholesale customers to be used for this calculation only. The Company's earned ROE for the 12 months ending September 30 of each year will be compared to the indexed target, and no rate changes beyond those established in Section 2 will occur as long as the calculated actual ROE is within plus or minus 300 basis points of the target. Outside the deadband, deficiencies in earnings will be split 50/50 between shareholders and ratepayers, with any required increase included in the immediately following scheduled rate increase. Should earnings exceed the deadband, any excess would be used first to eliminate any balance of the W/S costs that are being deferred according to Section 4.B. If there are any remaining excess funds available, they will be split 50/50 between ratepayers and shareholders, with the ratepayers' share used to reduce the next allowed price increase.

     Should the Company's earned ROE as calculated in accordance with Section
5 fall to more than 500 basis points below the target ROE, Section 6 allows the Company the option of filing a rate case, and thus terminating the RSP.

G.   Extended Outages Provisions

     Section 7 establishes a sharing mechanism for dealing with the consequences of extended plant outages at either Maine Yankee or Wheelabrator/Sherman. The clock for this provision begins to tick on the start date of the RSP (January
1, 1996) and continues until the cessation of the Plan. Should either of these facilities be off line for more than six consecutive months after January 1, 1996, Section 7 requires the accrual with carrying costs of the increased benefits or expenses beginning with month number seven. If Maine Yankee is the affected plant, MPS can adjust its next scheduled price index increase by 50% of the net amount of the purchased power costs incurred to replace its Maine Yankee entitlement. If Wheelabrator/Sherman ceases operation for more than six consecutive months, starting in month seven MPS must accrue 50% of the resulting purchased power cost savings and reduce its price index at the time of its next scheduled annual review. Should this provision be invoked for the shutdown of either facility, the 50% portion of the net change that is not used to adjust the price index shall accrue to




                              - 5 -          Docket No. 95-052

shareholders of the Company and shall be used in the revenue sharing calculation under the provisions of Section 5.

H.   Wheelabrator/Sherman Restructuring Savings

     Section 8 contains provisions relating to the treatment of any savings that might occur should the Company be successful in restructuring its purchased power contract with Wheelabrator/Sherman. Those savings are to be applied as follows. First, the savings will be used to reduce or eliminate any W/S purchased power amounts deferred under the provisions of Section 4.B. Second, any remaining amount will be applied to the deferred fuel balance that remains on the Company's books according to the provisions of Section 4.A. Third, any amount remaining after the first two provisions will be applied to any ongoing deferrals of W/S costs made in accord with Section 4. The amount of the deferral after restructuring will have to be adjusted based on the type and level of the restructured contract. If any savings remain after provisions one through three are applied, 95% of that remainder will be used to reduce the specified price index at the time of the Company's next scheduled rate increase. The remaining St will accrue to the Company's shareholders and, presumably, will be taken into account in calculating any profit sharing amount under Section 5.

I.   Mandated Costs

     The definition and treatment of any mandated costs are included in Section 9 of the Stipulation. Mandated costs are defined as those that are beyond the control of the Company's management, have a disproportionate impact on the Company's costs, are mandated by actions of the government or regulatory bodies, and individually exceed $300,000 in annual revenue requirements. Any proposed mandatory cost changes that are approved by the Commission will be included as an adjustment to the Company's annual price index. One-time adjustments may be included, provided their effects are removed from any subsequent indexed rate changes. Although not specified in the agreement, we interpret this provision to apply to both cost increases and decreases, and assume that any party may propose an amount for inclusion in the index adjustment, as long as the nature of the item qualifies it for such inclusion under the provisions of this section.

J.   Service Quality Penalty Mechanism

     Section 10 establishes a penalty mechanism to discourage the Company from allowing its service quality to deteriorate during the RSP. Seven measures will be calculated on an annual basis, and the Company will face a potential penalty of up to $200,000, with equal weighting given to each item. Thus,




                              - 6 -          Docket No. 95-052

each item is worth $28,570 in potential penalties. On a going forward basis, the actual result for each item will be compared to a baseline target that is set out in the Stipulation, which was devised by examining recent Company history. There are two customer satisfaction indices (one for residential and one for business customers) based on annual survey results. Another item measures the Company's success in completing installations within three working days. Two service reliability indices are included. One is an average customer interruption index, while the other measures average system interruptions. The two interruption indices may be slightly revised to account for weather normalization effects. This would affect both the baseline number and the tracking of actual results. Finally, two measures are included to account for the Company's customer service activities. one item looks at the Company's PUC complaint ratio, and the other examines the billing error rate. The percentage variation from the baseline for each category will be calculated and multiplied by the 10 points available for each measure, with any item earning less than 10 points subjecting the Company to a penalty amount as specified in the Plan. The Company can earn no more than 10 points in any one measure, thus preventing it from offsetting below-baseline performance in some categories with above-baseline results in others.

K.   Annual Informational Filings and Review

     Each year the Company is required to file certain information regarding its performance under and compliance with the Plan, as provided in Section 11 of the Stipulation. The information will be used to compute the annual price index adjustment that will be applied to the Company's rates as of February 1 for each year after the first year that the Plan is in effect. Information relating to the following sections must be submitted to the Commission by October 15 of each year: 1) the sharing mechanism results for plant outages, per Section 7; 2) savings associated with any restructuring of the W/S contract, per Section 8; and 3) any proposed mandated costs. The remaining information must be filed by November 15 of each year. The Company must provide all financial data necessary to complete the profit-sharing calculation, as provided in Section 5. The results will be based on the 12 months ended September 30, with the first three months pro-formed to account for the effects of the previous annual price change.

     MPS must also provide the customer service and reliability calculation as specified in Section 10. The Company is to provide 10 months of actual results by the November 15 deadline, then provide the final two months of results by the following January 15. Any resulting penalty will appear as a credit on each customer's bill.




                              - 7 -          Docket No. 95-052

     The Company must also provide information related to its pricing flexibility activities, as permitted under the Partial Stipulation dated July 26, 1995. The filing will show the Company's estimate of its revenue delta, its estimate of load growth and its updated short-term marginal costs. Finally, the Company must report its fuel expenses for the prior year.

     Section 12 provides that a review of the RSP will commence in September, 1998, to assess the overall operation and results of the Plan. No other details of the review are specified, and the Commission will determine the scope of this process at the time of its commencement.

L.   Accounting Standards

     Section 13 asserts that the RSP implemented under the Stipulation is not deregulation from either an accounting or a regulatory perspective, and that MPS continues to be subject to Generally Accepted Accounting Principles (GAAP) and continues to meet the criteria set forth in Statement of Financial Accounting Standards No. 71 (SFAS 71) for accounting for regulatory assets on its books. Attachment E of the Stipulation specifies that certain regulatory assets remain subject to recovery in rates, and thus, meet the standard for continued recognition on the Company's balance sheet. Section 13 also provides that should the Company's auditors find that MPS would be required to make additional write-offs due to the provisions contained in Attachment A (regarding the allocation of certain revenues and expenses for calculation of the profit-sharing mechanism of Section 5), then the provisions of Attachment A will not be applicable to Sections 5 and 6, and that a revised profit-sharing mechanism will be devised and submitted to the Commission for its approval. The revised mechanism, if any, will be designed to avoid any additional write-offs by the Company. Attachment A also provides that the Company's current fuel accounting methodology will continue, but that no reconciliation, other than that provided in Section 4.A., will occur at the conclusion of the Plan.
Finally the Attachment states that future changes to GAAP may require that the Stipulation be amended.

M.   Accounting Orders

     The specific accounting orders that are necessary to carry out the terms of the Stipulation are described in Section 14 of the Stipulation. We approve the accounting policies, methods and procedures that are proposed in that section, and we summarize those provisions below.

     Section 14.A. provides that MPS shall ratably amortize its deferred SFAS 106 balance (related to post-retirement



                              - 8 -          Docket No. 95-052

benefits expenses) over a 10-year period beginning on January 1, 1996.

     Section 14.B. provides that MPS shall continue to normalize both its replacement power costs and its capacity expenses related to refueling outages at Maine Yankee. These expenses will be deferred at the time of the refuelings and amortized to expense over the period until the next scheduled refueling outage. This provision is necessary to avoid significant fluctuation in the Company's reported earnings, which would adversely effect the profit-sharing mechanism of Section 5.

     Section 14.C. allows the Company to defer its share of the capacity costs associated with the Maine Yankee resleeving operation currently under way. The Company will amortize the deferred balance (currently estimated to be $1,971,360) over a 5-year period beginning in 1996, in accordance with the provisions of Section 4.C.

     Section 14.D. provides that, in accordance with Section 4.A.(ii), MPS will amortize $500,000 of its deferred fuel balance in four equal annual installments beginning in 1996.

     Section 14.E. provides that the Company may continue to include the investment associated with its Caribou generating station steam units in rate base and to continue depreciation on the plant and equipment while the facility is inactive for approximately the next five years. This accounting is permissible because the deactivated units will be protected, maintained, and available for reactivation within about six months. This section also allows the Company to defer its reduction-in-force expenses and other lay-up costs associated with the deactivation of the Caribou facilities, and to amortize those deferred amounts over a 5-year period beginning in 1996. This accounting is designed to match the costs with the expected savings from the plant's deactivation.

     Section 14.F. provides that the Company may continue to defer about $2.0 million in fuel expenses that are currently on its balance sheet until the amount is subject to amortization or recovery in rates, as provided in Section 4.A.(iii).

     Under the terms of Section 14.G. and as provided in Section 4.B, the Company may defer up to $1.5 million per year in purchased power costs from Wheelabrator/Sherman for each of the four years that the RSP is in effect, resulting a total regulatory asset not to exceed $6.0 million at the expiration of



                              - 9 -          Docket No. 95-052

the Plan. Recovery of this amount is provided for in Section 4.B., beginning on January 1, 2001.

N.   Condition Precedent

     Section 19 provides that Maine Public's entering into the agreement is conditioned on its obtaining satisfactory assurances from its creditors that the write-offs provided in the Stipulation will not cause MPS to be in default of any of its financial instruments. This provision is necessary because the write-offs required under the Stipulation may result in the Company's being in technical default of some of its credit terms related to interest coverage tests. The Company indicated that it discussed the matter with all its creditors and expected to receive any required waivers by November 28, 1995.
On November 28, 1995, MPS filed notification that it has obtained the necessary assurances to satisfy Section 19 of the Stipulation.


IV.  MCCAIN FOODS' OBJECTIONS

     McCain's did not file testimony in this case and did not actively participate in the negotiation of this stipulation, but filed comments and objections to the stipulation. McCain cross-examined witnesses and argued against approval of the Stipulation at the hearing.


     In its objections, McCain argued that the Commission should:

     - fully litigate this case before approving a multi-year rate plan for MPS, and reject the stipulation in which Staff and OPA have agreed to a resolution that is quite different than their filed testimony,

     - reject the stipulation because the rate increases are too large, will adversely affect the economy in Aroostook County, and improperly shift shareholders, burdens to ratepayers because it allocates wholesale costs to retail ratepayers, and

     - reject the stipulation because its approval will undermine the likelihood of a "full and fair" rate redesign, because it does not give all of the benefits of a Wheelabrator/Sherman buyout or buydown to ratepayers, and "steals the march" with respect to the Legislature's restructuring of the electric industry by year 2000.

     At hearing, McCain expressed skepticism as to whether the threat of bankruptcy referred to by MPS in the event that the Staff's litigation position were to prevail was real and argued that MPS should be allowed a rate of return that is consistent




                              - 10 -         Docket No. 95-052

with the level of capital return typically found in Aroostook County. McCain argued that there is no legal basis for the Commission to approve retail payment of wholesale stranded costs, that the ratemaking standard is whether the assets are used and useful to provide service and equitable arguments should not prevail in this matter.

     At the hearing, Staff, OPA and the Company responded to McCain's arguments and objections. Staff explained its support of the stipulation is based on its belief that the Company would require significant rate increases over the next few years due to the financial pressures from the loss of Loring Air Force Base and Houlton Water Company as customers and the costs of the Maine Yankee resleeving effort and the Wheelabrator/Sherman contract. Staff noted that the stipulation provides several important benefits to ratepayers including the elimination of the fuel clause and substantially reducing MPS's deferred balances, and is consistent with the Staff's litigated position in most regards. The Staff noted that its major concession was in agreeing that retail ratepayers should absorb some of the Wheelabrator/Sherman costs, but that this was done in exchange for having the Company absorb all other wholesale costs. Finally, Staff noted that the magnitude of the increases taken over the life of the plan were not substantially greater than those proposed by the Staff, thereby refuting one of McCain's concerns.

     OPA noted that the stipulation lends predictability to MPS's electric rates, scheduled to increase at less than inflation (assumed to be more than 3%), which can aid business planning, that the Caribou Steam plant costs are properly borne by retail ratepayers because it is available to them for use, and that the stipulated resolution avoids setting a precedent on wholesale and retail cost allocation issues.

     The Company stated that the stipulation, although "thin," should allow the Company to survive the period in a relatively healthy position while setting rates at levels that will be comparable to other utilities. The Company further noted that it has already undertaken cost-cutting measures to offset the need for rate increases and argued that this Commission "having created" the Wheelabrator/Sherman expense, is obligated to allow the Company to collect it.

V.   DISCUSSION

     In any stipulation presented to the Commission there are several factors that must be considered before we make our decision.

     First, we must consider who has and who has not signed the document. In this case, the Advocacy Staff, OPA and the Company




                               - 11 -        Docket No. 95-052

have reached an accord, while McCain Foods, the Company's largest industrial customer, has raised objections to its approval. As discussed earlier, McCain has raised several issues regarding MPS and its need for significant rate increases, noting that it is driven largely by losses of large wholesale and retail customers. However, as discussed more fully below, we find that the signatory parties represent the broad spectrum of regulatory interests, and that they have crafted an agreement that treats both customers and the Company in an equitable manner.

     Next, it is important to assess whether the process that led to the agreement was fair to all parties. McCain has made no assertion that it was precluded from participating in the discussions that preceded the signing of the Stipulation. Further, the discovery process has allowed the various parties to explore the bases for the positions of the other parties and to assess the validity and reasonability of those positions. As part of the record in this case, the prefiled testimony of each of the witnesses articulates his or her position on the issues involved. we find no reason to reject the Stipulation due to lack of fairness and openness in the process.

     Finally, we must assess whether the stipulated result is reasonable and whether it comports with established Commission standards.

     In this regard, the stipulation presented to us must be considered in the context of the particular circumstances in which Maine Public Service Company finds itself today. Very recently, the Company lost two large customers -- Loring Air Force Base on the retail side, and the Houlton Water Company electric division on the wholesale side. These losses leave a large amount of fixed investment costs on the Company's books that either must be recovered from its remaining ratepayers or written off. In addition, the Company will soon have to pay its share of the costs of the resleeving operation that is taking place at Maine Yankee, and it continues to be bound by the terms of its purchased power agreement with Wheelabrator/Sherman which requires MPS to buy power at a price that significantly exceeds today's market rate. These circumstances place the Company in a condition of substantial financial stress.

     The stipulating parties have asserted that the Stipulation results in a fair sharing of the pain involved with dealing with the Company's financial problems for the next four years. This appears to be true. While ratepayers will see rate increases




                              - 12 -         Docket No. 95-052


totaling 13.4%. over the life of the RSP, 3/   the Company is taking an
immediate write-off of approximately $8.3 million after taxes, resulting in a reduction of the Company's net income of. about $5.13 per share. The write-off equals about 6.6% of the Company's total assets and about 17.5% of its equity balance.

     Most of the other provisions in the Stipulation appear to present a balancing of ratepayer and shareholder interests. For the Company's shareholders, MPS will be able to defer and receive recovery in rate of up to $6.0 million of purchased power costs associated with the Wheelabrator/Sherman contract. This amount is roughly equal to the portion of the contract costs that was formerly recovered from the Company's wholesale customer, Houlton Water Company. Conversely, the provisions related to the assignment of benefits from any restructuring of the W/S contract require that nearly all of those savings accrue to the Company's customers, sequentially, through a reduction in or elimination of the deferred W/S balance, a reduction in or an elimination of the deferred fuel balance, a reduction in or elimination of any ongoing W/S deferred amounts, and finally a reduction in the price cap index based on 95% of any remaining savings, with 5% of the remainder accruing to the Company's shareholders.

     Also, the Plan eliminates the Company's current fuel clause mechanism and requires MPS to write off $3.5 million immediately and to amortize $500,000 over the term of the RSP. The remaining balance of about $2.0 million will be subject to recovery at the end of the Plan, depending on whether or not the Company files a rate case for effect at that time. In summary, the Plan requires a write-off of about an $8.3 million after tax amount, but permits about $8.0 million in recoverable regulatory assets to be present on the Company's books at the conclusion of the Plan.

     Another sharing occurs with the Maine Yankee resleeving costs, whereby the Company will amortize to expense 80% of its share of the cost during the term of the Plan, with no agreement stated on the recoverability of the remaining 20% that will be amortized in year 2000 after the Plan expires. The amortized cost is among the factors considered in arriving at the price index amounts.



     3/   The actual amount for each customer may be more or less than the compound total depending on the customer's rate class, the results of the rate design proceeding, and whether industrial customers negotiate a flexible pricing arrangement with the Company. The rate design proceeding scheduled to be completed by April 1, 1996, may determine revised cost responsibilities of the various rate classes.




                              - 13 -         Docket No. 95-052

     The terms of the profit-sharing provision also seem to present a balancing of interests, in that the 300 basis point bandwidth around the target ROE applies in either direction. But, while deficiencies are shared 50/50 between shareholders and ratepayers, excess earnings are first used to reduce or eliminate the deferred W/S purchased power deferral, and then 50% of any remaining amount is applied as a reduction to the price cap index, with the other 50%. accruing to shareholders. As further protection of customer interests, the Company's common equity ratio for calculating earnings cannot exceed 52%. As an offsetting benefit to the Company, should its earned ROE fall more than 500 basis points below the indexed target ROE, the Company has the option of terminating the RSP and filing a rate case.

     With regard to the plant outage sharing mechanism related to W/S and Maine Yankee, the Plan requires symmetrical treatment for potential costs or benefits. An outage at either facility must last for at least six months after the start of the Plan, and then a rate adjustment occurs that is shared 50/50 between the ratepayers and the shareholders of MPS. Also in either case, the 50%. share that is assigned to shareholders is taken into account in the profit sharing calculation discussed earlier.

     The mandated cost recovery mechanism contains safeguards that we find to be reasonable and proper for this kind of provision. We assume that parties other than MPS may also propose items to be included as mandated costs in the annual review process.

     The customer service and reliability index established in the Plan satisfies a concern that is present in any price index type of mechanism, that is the potential for the Company to reduce its costs to the point where its service quality suffers. This could result from reduced attention paid to its contacts with customers or from degraded service resulting from reduced spending on upkeep of the Company's system. The proposed customer service and reliability index mechanism should adequately allow us to ensure that the Company's overall level of service quality does not deteriorate to unacceptable levels.

     We find the annual review process reasonable. The mid-term review during 1998 should provide a critical safeguard to monitor whether or not the Plan is meeting its objectives and to insure the continued protection of ratepayers.

     Having satisfied ourselves that the stipulation is designed specifically to balance the various financial risks and rewards between shareholders and ratepayers in a manner that appears generally reasonable, we now turn to McCain's particular objections.



                              - 14 -         Docket No. 95-052

     McCain based its objections, in part, on a preference for Staff's litigated position which would have excluded all Wheelabrator/Sherman wholesale cost recovery from retail customers, and resulted in lower overall rate increases. While the increases being approved here are fairly significant (13.4% when compounded over the term of the Plan), they are in line with recent estimates of inflation in general. Further, as noted by OPA, by approving measured increases for the next four years, we are providing a measure of price predictability to the Company's customers and avoid the very real possibility of even larger increases during the same period of time. This is beneficial to MPS's customers and provides an important measure of certainty to MPS and its creditors.

     Because McCain argued that approving a rate plan now would adversely affect the likelihood of completion and implementation of a revised rate design for MPS, we emphasize that it will not. our decision in the instant proceeding does not affect the rate design case, currently well-underway and scheduled to conclude by April 1, 1996. Adding an additional month between the date the rate plan takes effect and the date rate design changes will be implemented (previously a 2-month interval) should not create any insurmountable difficulty.

     Next, we address McCain's arguments about the effect of the allowed rate increases on the economy of MPS' service territory, which generally encompasses Aroostook County (the County). McCain has argued that because the economy of the County is less than robust, the Company should not be granted cost of capital rates that are equivalent to those granted to other utilities in the state. Rather, McCain argues, MPS should be given the opportunity to earn at a rate that is close to what all other firms are earning in the County. First, we disagree with the premise. MPS competes for capital on, at minimum, a regional basis and, quite likely, nationally. Therefore, MPS must pay a market-based rate for funds that is determined outside the County. Our rationale is further supported by the U.S. Supreme Court cases (Hope and Bluefield) which set forth the premise that companies must be allowed the opportunity to earn a market-based ROE that is comparable with the returns available on securities of comparable risk. The economic situation in the County might actually have the effect of raising the allowed ROE for MPS, because of the added risk attached to such a security. We do not need to make that finding here, inasmuch as the Stipulation sets the Company's targeted ROE for earnings sharing at 110%, which is 75 basis points below the level contained in the testimony of both the Staff and Company witnesses. Given the allowed ROE findings in other recent rate cases, we doubt that the result following further litigation would be less than the agreed-upon target.



                               - 15 -         Docket No. 95-052

     Thus, while all concerned might wish no increase were necessary, we believe that this stipulation provides customers with just and reasonable rates, along with a beneficial degree of rate predictability for the near term. We also note that the Company continues to have the ability to offer special rates to customers, such as McCains, under the terms of the Partial Stipulation on Flexible Pricing approved by the Commission on August 7, 1995. 4/ We view MPS as having both the incentive and the means to retain and expand load in order to maintain or improve its financial condition, as long as it meets its related DMS and IRP standards and obligations.

     Finally, McCain's strongly objects to the creation of a deferred regulatory asset related to wholesale costs in a manner that will bind the Commission in the future. McCain argues against allowing this cost in retail rates and points out that the treatment of such costs is currently under consideration at the federal level. While we share McCain's concern to some extent, we have considered each provision of the Stipulation and find it to be reasonable when taken as an integrated agreement. Furthermore, on balance, we find that the proposed Stipulation represents a reasonable accommodation of the regulatory policy decisions that we would be required to make in a litigated proceeding in this case and believe it presents a fair resolution of this, and all other, issues given the particular circumstances of MPS. In any case, our approval of the Stipulation should in no way be considered precedent for any issue raised by any party in this case should a similar issue arise in a future proceeding.


VI.  CONCLUSION

     The Stipulation signed by the Company, the Advocacy Staff and the OPA represents a comprehensive and integrated solution to MPS's financial difficulties and we believe it successfully balances the need to maintain the financial integrity of MPS with the right of ratepayers to pay only just and reasonable rates for service. We are not persuaded by McCain's objections that we should reject the Stipulation.

     We find all of the proposed accounting orders to be reasonable and necessary for the Company to comply with the provisions of the Plan. Therefore, in conjunction with our approval of the overall Stipulation, we approve the proposed accounting orders as set forth in Section 14 of the Stipulation.


     4/   The Company also proposed, under its flexible pricing plan, a discounted agricultural produce storage rate which has now been approved. See Order Approving Stipulation, Docket No. 95-803, dated November 29, 1995.




                              - 16 -         Docket No. 95-052

     Finally, at deliberations we indicated that our approval of the Stipulation was necessarily conditioned upon MPS obtaining the necessary waivers from its creditors and notifying the Commission that such waivers have been received. Since notice has now been filed with the Commission, that condition has been satisfied.

Accordingly, it is


                            0 R D E R E D

     1. That the Stipulation executed by Advocacy Staff, Maine Public Service Company, and the Office of the Public Advocate filed on November 6, 1995 is approved;


     2. That the accounting orders described in Paragraphs 14.A through 14.G of the Stipulation are approved.


     Dated at Augusta, Maine, this 30th day of November, 1995.

                                  BY ORDER OF THE COMMISSION


                                  Christopher P. Simpson
                                  Christopher P. Simpson
                                  Administrative Director


COMMISSIONERS VOTING FOR:  Welch
                           Nugent
                           Hunt



                              - 17 -         Docket No. 95-052

                            APPENDIX A

PROCEDURAL HISTORY

     On May 1, 1995, the Maine Public Service Company (MPS or the Company) filed a proposed increase in rates and an alternative rate stability plan in which it sought to collect increases in rates over five years and to defer $21 million for future recovery. The rate plan also included a flexible pricing component proposed pursuant to 35-A M.R.S.A. Subsection 3195(6). In addition, the Company proposed rate design changes whereby rates for residential and commercial customers would increase by 4.5% and 6.8% respectively, while rates for certain industrial customers would decrease by 5.6% and 11.5%. The Company filed a marginal cost study in support of its rate design proposal on June 29, 1995.

     A prehearing conference was held on June 9, 1995 at which the petitions to intervene of the Public Advocate (OPA), Hannaford Bros. Company (Hannaford), and McCain Foods, Inc. (McCain) were granted.

     A Partial Stipulation (Flexible Pricing) executed by the Advocacy Staff (Staff), OPA, and the Company, to which McCain and Hannaford did not object, was approved by Order dated August 7, 1995.

     The proposed rate increase and rate plan proceeding was scheduled to allow an implementation date for changes in rates of February 1, 1996. The rate design proceeding is scheduled to allow implementation on April 1, 1996. Public witness hearings on all matters (including the proposed rate case/rate plan stipulation) were held on November 8, 1995 in Fort Kent and Presque Isle.

     On October 30, 1995, the Staff, OPA and MPS informed the Commission that they had reached agreement in principle and would be filing a stipulation within a few days. On November 3, 1995, the stipulating parties filed a summary of the stipulation which was disseminated to the news media in the MPS service territory, mailed to the service list in this case, and was presented at the public witness hearings. on November 6, 1995, the stipulating parties filed a Stipulation intended to resolve the rate case and rate plan matters in this proceeding. McCain filed its "Comments on and objections to Maine Public Service Company's Stipulation" on November 9, 1995.

     A hearing on the stipulation was held on November 13, 1995 at which all parties were represented. Staff witnesses Sharon Reishus, Brian Cornwall, Grant Siwinski, Barbara Alexander, and




                              - 18 -         Docket No. 95-052

Richard Kivela were made available for questions. Brent Boyles testified for the Company. The prefiled testimonies of all parties were entered into the record at the hearing without objection. Deliberations were held following the hearing.

     On November 28, 1995, MPS filed a letter notifying the Commission that it had obtained the necessary assurances from its creditors to satisfy the condition in Article 19 of the Stipulation.
















































                                                             EXHIBIT 28(q)

STATE OF MAINE                          Docket No. 95-462
PUBLIC UTILITIES COMMISSION
                                        December 12, 1995

PUBLIC UTILITIES COMMISSION             NOTICE OF INQUIRY
Re: Electric Utility Industry
Restructuring Study



I.   INTRODUCTION

     By this Notice we begin our formal inquiry into the restructuring of the electric industry in Maine. Few issues in recent regulatory memory have generated so much interest and controversy from so many different sources. Our hope, and expectation, is that at the conclusion of the year allotted to us by the Legislature to prepare our recommendations we will be in a position to present a coherent, fair, and workable approach to bringing Maine's citizens the greatest possible benefits from the evolving electricity markets. For us to succeed, we will need the cooperation and creativity of all those who are involved in, and are affected by, this enormously complex industry. We have thus tried to develop an approach to our inquiry that will keep our focus on substance, and will reduce if not eliminate the procedural wrangling that often enriches lawyers but rarely provides illumination.

     We have begun our inquiry even before the efforts of the Work Group on Electric Industry Restructuring established by the Legislature have been completed because we believe that interested persons should be apprised of the scope and structure of our effort as soon as possible. The efforts of the Work Group have already provided enormous benefit to us in identifying and clarifying many of the issues that we will need to address, and we will of course incorporate the final product of the Work Group as an important and integral part of our inquiry.

II.  BACKGROUND

     Legislative Resolve 1995, ch. 48 "Resolve, to Require a Study of Retail Competition in the Electric Industry" requires, among other things, that the Commission conduct a study of Maine's electric utility industry and develop at least two plans for an orderly transition to a competitive market for the retail purchase and sale of electricity. The two plans are described as follows:

     1. A plan to achieve full retail market competition for purchases and sales of electric energy by the year 2000. The plan must identify all necessary regulatory and statutory changes. The plan must be accompanied by




                         - 2 -               Docket No. 95-462

          a detailed critique of the plan addressing at least the issues identified in section 2 of this resolve; and

     2. A plan to achieve retail market competition for purchases and sales of electric energy wherever effective competition is likely and to maintain appropriate regulation in areas where it is determined to be necessary. The plan must identify all necessary regulatory and statutory changes. The plan must be accompanied by a detailed critique addressing at least the issues identified in section 2 of this resolve.

The Commission is required to include a range of estimates of stranded investment in each of the plans and must incorporate into at least one of the plans all portions of any plan developed by the Work Group on Electric Industry Restructuring (Work Group). 1/ The Commission must also identify the plan it believes is in the best interest of the State. A copy of the Resolve is attached to this Notice.

     The Resolve specifies that the Commission study begin no later than January 1, 1996, and that it be completed and submitted to the Legislature no later than January 1, 1997.

     We initiate this Inquiry, pursuant to Chapter 110, section 1201 of our Rules, as the procedural vehicle to conduct our Study.

II.  NATURE OF STUDY

     The Commission will conduct its study in a non-adjudicatory manner. We will obtain necessary information through written submissions from interested persons and requests for information. We will also conduct public hearings 2/ throughout the process and anticipate other less formal meetings, such as technical conferences and roundtable discussions.

     Our approach is to solicit detailed comments and other information from interested persons and the general public early in the process. As stated above, the means of obtaining the necessary information and viewpoints of the various interests will likely take a variety of forms. Our goal is to complete a


     1/   The Work Group on Electric Industry Restructuring was established by section 3 of the Resolve.

     2/   The Resolve requires no fewer than four hearings at different locations
to receive public comment.




                         - 3 -               Docket No. 95-462

draft report with specific proposals early enough in the process so that it can be issued to interested persons and the public for comments before a final report is submitted to the Legislature. our preliminary timeframe for obtaining input and conducting the study is attached.

     The first step in the process will be to establish a service list of interested persons. We request that all interested persons that wish to be on the service list for the study notify the Commission in writing by January 5, 1996. 3/ We will then send a copy of the service list to all interested persons. After the completion of the service list, we request that all submissions to the Commission be served on all other interested persons. 4/ Persons who do not wish to receive all filings in this proceeding may request to be placed on a notification list. Persons on the notification list will receive all Commission issued documents, including notice of all public hearings and forums.

     The first round of written comments is due on January 31, 1996. This deadline, as well as the entire schedule, is clearly ambitious, but is necessitated by the timetable included in the Resolve and our desire to issue a draft report early enough to solicit and consider comments on our proposals. We do not anticipate granting extensions to the deadlines in our schedule, but will endeavor to review and consider late-filed submissions. In order to help us conduct the study in an organized and coherent fashion, we ask all interested persons to make their best efforts to comply with all scheduling dates. We also urge interested persons with similar positions to submit joint filings whenever possible.

III. INITIAL COMMENTS

     As stated above, initial comments and proposals are due to be filed by January 31, 1996. We solicit detailed proposals and plans for achieving retail competition in Maine by the year 2000. We request that proposals for the structure of the electric utility industry in Maine be as detailed as possible and include specific plans (including implementation timetables) for an


     3/   Interested persons may be added to the service list after this date.

     4/   In the event that this service requirement places an unreasonable burden on any interested person, the requirement may be waived upon request. If such a request is granted, the Commission will provide service to all interested parties.




                         - 4 -               Docket No. 95-462

orderly transition to a more competitive market. Comments and proposals should address each of the 11 issues listed in section 2 of the Resolve, to the extent possible in the context of specific restructuring plans. The discussions, however, need not be limited to the listed issues. Interested persons should also describe to what extent any plan or findings developed by the Work Group
5/ is incorporated into their restructuring proposals. In addition, we request that the comments discuss how the terminology "full retail market competition, "as used in the Resolve, should be defined for purposes of the Commission study.

     We urge interested persons to provide us with a comprehensive description of all the implications of their proposals, including a balanced discussion of both the advantages and the disadvantages of each proposal relative both to the status quo and to other alternatives. We also ask that the following issues and questions be discussed generally or with respect to specific restructuring proposals.

     - What are the implications for each of the customer classes in the near term, as well as the long term?

     -    Can near term decreases in rates be expected?  If so, what is the general magnitude of the expected decreases?

     - What are the expected benefits and potential risks for ratepayers and the State in general in both the near and longer term?

     - What should Maine attempt to accomplish on its own authority as opposed to regional and federal coordination?

     - What are the additional benefits of retail competition that cannot be obtained through enhanced wholesale competition?

     - What should the corporate structure of electric utilities be in a restructured industry? Is the divestiture of assets either necessary or desirable? Is functional separation an adequate alternative to divestiture? What are the benefits and risks of a holding company structure?



     5/   We will provide a copy of any report developed by the Work Group to all interested persons on our service list.




                         - 5 -               Docket No. 95-462

     - How precisely should stranded costs be measured, who should be responsible for the costs, and what should be the recovery mechanism?

     - What services should be unbundled and provided in a competitive market? How should unbundled services be priced?

     -    What regulatory forums should survive in a more competitive market and what powers should be granted by the Legislature to oversee the restructured industry?

Finally, we request that interested parties identify all changes in current law that would be required by their proposals, and, to the extent possible, include draft legislation that would be necessary to implement the proposed restructuring.

     We understand the many interested persons tay not have the resources to provide us with the detailed proposals and discussions of the issues that we have requested above. In such a case, we urge such interested persons to provide us with any comments that they believe to be useful. All interested persons are encouraged to participate in this process on any level they may choose.

     As stated above, the study process outlined in this Notice is ambitious but necessary to accomplish our task. We ask for the cooperation of all interested persons so that this process will be constructive and result in concrete proposals that are in the best interests of the State.

      Dated at Augusta, Maine, this 12th day of December, 1995.

                              BY ORDER OF THE COMMISSION



                                 Christopher P. Simpson
                                 Christopher P. Simpson
                                Administrative Director







COMMISSIONERS VOTING FOR:  Welch
                           Nugent
                           Hunt





















                                                        Exhibit 28(r)



                           71 FERC Paragraph 61, 249

UNITED STATES OF AMERICA
FEDERAL ENERGY REGULATORY COMMISSION

Before
Commissioners:   Elizabeth Anne Moler, Chair;
                 Vicky A. Bailey, James J. Hoecker,
                 William L. Massey, and Donald F. Santa, Jr.


Maine Public          )    Docket Nos. ER95-836-000
Service Company       )    and ER95-851-000

ORDER ACCEPTING PROPOSED RATES FOR FILING SUBJECT TO REFUND,
SUSPENDING TRANSMISSION TARIFF AND MARKET-BASED
RATE PROPOSAL, AND ESTABLISHING HEARING PROCEDURES

(Issued May 31, 1995)

  On March 31, 1995, Maine Public Service Company (Maine Public) filed:
(1) a transmission tariff (in Docket No. ER95-836-000) under which it will provide network and firm and nonfirm, point-to-point transmission service and ancillary services; and (2) a market-based rate proposal (in Docket No. ER95-851-000) for nonfirm sales it intends to make. Maine Public requests an effective date of June 1, 1995 for both submissions.

  As explained below, we will accept the proposed transmission tariff for filing, suspend it for a nominal period to become effective June 1, 1995, subject to refund, and set it for hearing. Despite the request of certain intervenors, we will not direct summary modification of the transmission tariff at this time. Further, we will accept the proposed market-based rates for filing, without hearing, and allow them to go into effect, subject to refund, pending final Commission action on the transmission tariff.


Background

  Maine Public is located in the northeast corner of Maine. The company owns generating resources jointly with New England Power Pool (NEPOOL) members and transacts with NEPOOL members, but it has never joined the pool. Except for a low voltage interconnection with Central Maine Power Company (Central Maine), Maine Public is not directly connected with NEPOOL and must obtain transmission service from Maine Electric Power Company (Maine Electric) 1/ and a Canadian utility, New Brunswick Power Company (New Brunswick), to reach NEPOOL.

1/ Maine Electric is jointly owned by Maine Public (7.5%), Bangor Hydro-Electric Company, Woodland Water and Electric Company and Central Maine. Maine Electric is a single purpose entity established to construct a 180 mile, 345 Kv transmission line which is used to interconnect the Maine utilities with each other and with Canada.

Docket Nos. ER95-836-000 and ER95-8517000           - 2 -

  In an earlier proceeding in Docket No. ER94-1240-000, the Commission accepted Maine Public's market-based rate application (for certain power sales) subject to Maine Public's commitment to file an open access transmission tariff. 2/

  Transmission Tariff - Docket No. ER95-836-000

  Maine Public now has filed a transmission tariff that offers network transmission service, firm and nonfirm point-to-point transmission service and ancillary services. 3/ The transmission rates are formula rates. The company proposes to charge an average cost rate for network service proportional to the customer's use of the system and "or" pricing (based on average or incremental costs) for point-to-point service. The formula reflects a "levelized costing methodology." 4/

  Maine Public states that it has not included transmission access across Maine Electric as part of the tariff because only that utility can authorize transmission service over its 345 Kv line. Maine Public states that, if the Commission requires third parties to gain access to the company's 7.5% share of Maine Electric's transmission system, it will revise the tariff to allow this.

2/See Maine Public Service Company, 68 FERC Paragraph 61,313 (1994).

3/Maine Public states that the open access transmission tariff, while filed outside the 30-day period specified in the order conditionally approving market-based rates (see supra note 2), is intended to comply with that order.

4/Under a levelized method, the capital recovery component of the rates does not vary from year to year. Instead, the rates are designed using essentially the same method used to develop fixed-rate home mortgage payments, i.e., the monthly payment does not vary and the majority of the monthly payment reflects interest (rate of return in the context of utility rates) in the early years and the majority of the monthly payment reflects principal repayment (depreciation in the context of utility rates) in the later years.

  Thus, in the early years of a facility's service life, nonlevelized rates will be higher than levelized rates and, in the later years of the facility's service life, nonlevelized rates will be lower than levelized rates. However, under either approach, the utility recovers, on a net present value basis, the identical capital costs, i.e. depreciation, return on rate base and income taxes.




Docket Nos. ER95-836-000 and ER95-851-000           - 3 -

  Maine Public offers the following ancillary services: load following, reactive power, loss compensation, system protection (spinning and operating reserves) and backup power (energy imbalance) services. 5/ Maine Public states that it does not intend to establish an electronic bulletin board(EBB) because the cost of developing and maintaining it would be inordinately high, given the geographic location and size of Maine Public and the limited amount of service it expects to provide under the tariff.

  Notice of Maine Public's filing in Docket No. ER95-836-000 was published in the Federal Register, 60 Fed. Reg. 19,046 (1995), with comments, protests and motions to intervene due on or before April 21, 1995.

  On April 21, 1995, motions to intervene were filed by Central Maine and Electric Clearinghouse, Inc. (Clearinghouse). Also, on April 21, 1995, a motion to intervene, protest and request for summary dispositions and hearing was filed by three utilities that currently purchase requirements service from Maine Public: Houlton Water Company, Van Buren Light and Power District and Eastern Maine Electric Cooperative, Inc. (Wholesale Customers).

  Central Maine raises no substantive issues. Clearinghouse states that it generally supports Maine Public's proposed tariff. Clearinghouse, nevertheless, requests that the tariff be revised in some respects, as we discuss in greater detail later.

  Maine Public filed an answer to Wholesale Customers' intervention on May 8, 1995. Maine Public argues that none of the issues raised warrants summary disposition and, at best, raise factual issues that may require hearing.


  Market-Based Sales Rates - Docket No. ER95-851-000

  Maine Public proposes to sell nonfirm power at market-based rates. In support, Maine Public explains that it now has submitted a transmission tariff, described above, to supplement its market analysis, as the Commission required in Docket No. ER94-1240-000 (in conditionally accepting its market-based rate proposal). Maine Public requests an effective date of June 1, 1995.

  Notice of Maine Public's filing in Docket No. ER95-851-000 was published in the Federal Register, 60 Fed. Reg. 19,244 (1995), with comments, protests and motions to intervene due on or before April 26, 1995.


5/Maine Public's tariff permits customers to provide their own line losses and backup power.


Docket Nos. ER95-836-000 and ER95-851-000           - 4 -

  On April 26, 1995, Clearinghouse filed an intervention raising no issues. Wholesale Customers filed an intervention and protest urging the Commission to condition approval of market-based rates upon Maine Public's revising its open access transmission tariff to reflect the changes Wholesale Customers have requested in their intervention in Docket No. ER95-836-000. Wholesale Customers assert that, until the tariff is revised as requested, Maine Public retains the ability to exercise transmission market power.


Discussion

  Under Rule 214 of the Commission's Rules of Practice and Procedure, 18 C.F.R. Section 385.214 (1994), the timely, unopposed motions to intervene of Central Maine, Clearinghouse and Wholesale Customers serve to make them parties to the proceeding in Docket No. ER95-836-000 and the timely, unopposed motions to intervene of Clearinghouse and Wholesale Customers serve to make them parties to the proceeding in ER95-851-000.

  Below we first examine Maine Public's proposed transmission tariff filed in Docket No. ER95-836-000. We then turn to Maine Public's request for market-based rate authorization in Docket No. ER95-851-000.


  Docket No. ER95-836-000

       Request for Summary Disposition

  Clearinghouse requests that the tariff be revised in some respects, e.g., (1) to allow customers of point-to-point service to designate multiple firm delivery and receipt points without additional charge 6/ and (2) to establish an electronic bulletin board (EBB). Clearinghouse also contends that several provisions of the tariff (e.g., provisions concerning reciprocity, confidentiality, termination and arbitration) lack



6/     In the Commission's recent Notice of Proposed Rulemaking,
       Promoting Wholesale Competition through Open Access Non-discriminatory Transmission Services by Public Utilities, 70 FERC Paragraph 61,357, IV FERC Stats. & Regs. Paragraph 32,514 (1995) (Open

       Access NOPR), the Commission has expressed its view that flexible firm point-to-point service would permit use of alternate receipt and delivery points on a nonfirm basis without additional charge and that reservation of alternate firm points would, however, result in an additional charge. See IV FERC Stats & Regs. at 33,084.
       Maine Public, in its answer, states that it meant to include this option. The Commission will direct Maine Public to revise the tariff to include this option on compliance.


Docket Nos. ER95-836-000 and ER95-851-000           - 5 -

specificity and, accordingly, should be clarified to ensure that there will be no confusion regarding tariff services.

  We see no grounds for summary disposition of these issues. We have not articulated a settled policy on any of them. The issues may, however, be pursued at hearing.

  Wholesale Customers argue that Maine Public should be directed to revise the ancillary service provisions under the tariff to allow customers the option of providing all of their own ancillary services or to obtain them from a third party. This issue is not appropriate for summary disposition. In the Open Access NOPR, the Commission recognized that the transmitting utility may be uniquely situated to provide ancillary services but that, when feasible, customers should be given the option to make alternate arrangements. 7/ Whether such an option is feasible for all ancillary services presents a factual issue to be resolved at hearing.

  Wholesale Customers also request that Maine Public modify 21 provisions under the tariff because they are different than the provisions in the pro forma tariffs attached to the Open Access NOPR. In this regard, we find that Wholesale Customers have raised material issues of fact that they may pursue at hearing. 8/

  Wholesale Customers contend that a levelized cost method for transmission service is not permitted under the Commission's comparability standard unless the utility uses the same method to price its retail services. In this regard, Wholesale Customers argue that Maine Public's retail rates are developed on a nonlevelized basis.

  We disagree. Both methods are equivalent, and recover the same transmission costs. The only difference is the timing of cost recovery. If the state commission continues to use nonlevelized costs to develop retail rates, the transmission component of retail rates in any year may be higher or lower than



7/IV Stats & Regs. at 33,085.

8/In its order providing generic guidance as to ongoing tariff proceedings in American Electric Power Service Corporation, et al., 70
  FERC Paragraph 61,358 (1995), reh'g pending, the Commission explained that all pending tariffs will be evaluated by the administrative law judges in the first instance against the Commission's preliminary views as expressed in the Open Access NOPR.






Docket Nos. ER95-836-000 and ER95-851-000           - 6 -

the transmission tariff rate. 9/ However, over time, as explained above (see supra note 4), both methods recover identical costs on a net present value basis.

  Wholesale Customers also contend that they are entitled to a rate reflecting changes in costs because, for many years, they have paid for transmission on a nonlevelized basis through their bundled power sale rates. They argue that switching to a levelized approach to develop rates for stand-alone transmission service will result in their paying, over the life of Maine Public's transmission facilities, more than their pro rata share of the cost of those facilities.

  Wholesale Customers have not provided an adequate basis for summary disposition. Wholesale Customers may pursue their arguments at hearing.

  However, we note that Maine Public's decision to adopt levelized pricing as it takes on a commitment to provide open access transmission service is within the options offered under the Transmission Pricing Policy Statement. The Commission expects that Maine Public, having proposed a change to a levelized cost method, will continue to use this method for all services provided. It would be inappropriate for Maine Public to alternate between the levelized and nonlevelized method for each transaction. Moreover, Maine Public will be obligated to use the tariff -- including the levelized rate -- for its future wholesale power transactions.


  Rate Analysis

  The Commission's preliminary analysis indicates that the proposed transmission tariff has not been shown to be just and reasonable, and may be unjust, unreasonable, unduly discriminatory or preferential, or otherwise unlawful. Accordingly, we will accept the tariff for filing, subject to refund, and set it for hearing. Because the transmission tariff expands the scope of transmission services that Maine Public will offer, we will suspend the transmission tariff for a nominal



9/ In its Transmission Pricing Policy Statement (Inquiry Concerning the Commission's Pricing Policy for Transmission Services
       Provided by Public Utilities Under the Federal Power Act., Policy Statement, III FERC Stats. & Regs., Regulations Preambles (1995), Paragraph 31,005 at 31,142 n. 24 (1994), Order on Reconsideration, 71 FERC Paragraph 61,195 (1995), the Commission reiterated its longstanding principle that the Commission does not intend that its requirements for jurisdictional rates interfere in a state regulator's determination of the appropriate ratemaking methodology for bundled retail sales.



Docket Nos. ER95-836-000 and ER95-851-000           - 7 -

period, to go into effect June 1, 1995, as requested by Maine
Public, subject to refund.

  Docket No. ER95-851-000

  In Heartland Energy Services, Inc., 68 FERC Paragraph 61,223 (1994), the Commission discussed in detail the general standards under which it reviews applications for Commission authorization to sell at market-based rates. The Commission allows sales at market-based rates if the seller (and each of its affiliates) does not have, or has adequately mitigated, market power in generation and transmission and cannot erect other barriers to entry. In addition, the Commission considers whether there is evidence of affiliate abuse or reciprocal dealing.

  As we mentioned earlier, 10/ we already have determined that Maine Public lacks market power in generation and cannot erect barriers to entry. We have no basis to upset those earlier determinations.
Therefore, we deal here with transmission market power.


  Transmission Market Power

  As explained above, Maine Public owns a 7.5% interest in Maine Electric, and Maine Electric owns a 180 mile, 345 kV transmission line connecting NEPOOL to Canada (and through Canada, to Maine Public). 11/ Maine Electric's transmission line is located entirely within Central Maine's service area but interconnects through a Canadian intermediary with Maine Public. In the past, Maine Public has arranged transmission over Maine Electric's transmission line for its transmission customers.

  Maine Public's ownership interest in Maine Electric raises two concerns with regard to Maine Public's market-based rate proposal: 1) whether Maine Public has an obligation to arrange transmission service on Maine Electric's transmission system for transmission tariff customers; and 2) whether Maine Public has an obligation to pursue Maine Electric's construction of new



10/In Docket No. ER94-1240-000, the Commission accepted Maine Public's market-based rate application subject to Maine Public's filing an open access transmission tariff within 30 days of the date of the order.
  See Maine Public Service Company, 68 FERC Paragraph 61,313 (1994). Maine Public states in its application in Docket No. ER95-851-000 that the open access transmission tariff it has filed in ER95-836-000, while filed outside the 30-day period, is intended to comply with that requirement.

11/    Central Maine is Maine Electric's majority (78.3%) owner.



Docket Nos. ER95-836-000 and ER95-851-000           - 8 -

facilities to increase capacity on Maine Electric's transmission system if there is insufficient Maine Electric capacity to meet the requests of Maine Public's transmission tariff customers.

  Maine Public argues that it has no obligation to arrange transmission service over Maine Electric's transmission system because it is only a minority owner. However, if the Commission deems it necessary, Maine Public is willing to allow its tariff customers to use its entitlement on Maine Electric's transmission line. Maine Public does not address the possibility that construction of new capacity may be required to support future transmission tariff transactions. Maine Public's customers do not comment on Maine Public's position with regard to Maine Electric.

  Maine Public's position that it has no transmission market power with respect to access to Maine Electric's transmission line because it is a minority owner is without merit. Maine Public has the ability to control or facilitate access to third parties over its portion of Maine Electric's line. The Commission finds that Maine Public's alternative proposal to allow tariff customers to obtain transmission service from Maine Electric through Maine Public's entitlement is reasonable.

  This alternative arrangement puts tariff customers in the same position as Maine Public with regard to access to Maine Electric's existing transmission line. The Commission will direct Maine Public to codify its commitment in its tariff. In addition, the Commission will require Maine Public to codify its commitment that it will not withhold its consent to entities seeking service over the entitlements of other Maine Electric owners, e.g., Central Maine.

  If Maine Electric's existing capacity is inadequate, we will not require Maine Public to promise to expand Maine Electric's transmission capacity. In this respect, the Commission notes that Maine Electric's transmission line is located within Central Maine's service area. The Commission concludes that Central Maine, not Maine Public, would be the appropriate target for a request for expansion of transmission facilities in this geographic region.

  However, an expansion of Maine Electric's facilities may be possible simply by upgrading the existing facilities and this may require Maine Public's consent and financial support. Also, Maine Public might need to construct facilities in its service area to accommodate expansion by Maine Electric or Central Maine. The Commission will require Maine Public to codify in the tariff its commitment to undertake these types of expansion-related activities.








Docket Nos. ER95-836-000 and ER95-851-000           - 9 -

  We also place Maine Public on notice that its market-based rate authority may be revoked if a complaint is filed demonstrating that Maine Public has failed to take appropriate actions to accommodate transmission service over Maine Electric's existing line or any new facilities constructed by other parties.

  Wholesale Customers request that the Commission delay Maine Public's market-based rate authority until the tariff is revised to reflect the summary dispositions that they request. Wholesale Customers contend that, absent these revisions, Maine Public's tariff will not meet the Commission's minimum standards (as expressed in the Open Access NOPR) and Maine Public will continue to exercise transmission market power pending completion of the hearing. The essence of Wholesale Customers' argument is that refunds are an inadequate remedy to protect them against the exercise of transmission market power under a defective transmission tariff.

  The Commission agrees that refunds on Maine Public's power sale rates may not compensate for a lost opportunity to reach a cheaper supplier. However, under the statutory framework, the remedy for market power is cost-based rates. Wholesale Customers have not demonstrated that its complaints provide a reasonable basis for summary disposition in the circumstances of this case. The Commission will, therefore, allow Maine Public to charge its market-based rates, subject to refund, 12/ pending final Commission action on the transmission tariff.


  Filing Requirements

  Maine Public's market-based rate schedule provides that the charges for each transaction must be codified in a written agreement. However, Maine Public does not intend to file these agreements with the Commission. Instead, Maine Public proposes to provide to the Commission or any customer upon request a summary of "charges and other information and data regarding the service and charges."

   Under Section 205 of the Federal Power Act and Part 35 of the Commission's regulations, rates must be on file with the Commission. To meet this requirement, the Commission's current practice is to require all public utilities providing service under cost-based or market-based rates, except power marketers (which are subject to their own reporting requirements), to file



12/ See Kansas City Power & Light Company, 67 FERC Paragraph 61,183 at 61,558 & n. 18 (1994), reh'g pending.





Docket Nos. ER95-836-000 and ER95-851-000           - 10 -

each agreement with the Commission. 13/ While the Commission has indicated its intention 14/ to reevaluate its filing and reporting requirements for all public utilities with market-based rate authorization, until that undertaking is completed, the Commission will require Maine Public to adhere to the current requirement and file each agreement, setting forth the applicable rates and terms, with the Commission.


The Commission orders:

  (A) Maine Public is hereby directed to make an appropriate compliance filing within 30 days of the date of issuance of this order, to reflect the dispositions ordered in the body of this order.

  (B)  Maine Public's proposed transmission tariff in Docket
No. ER95-836-000, as modified as discussed in Ordering Paragraph
(A) above, is hereby accepted for filing and suspended, to become effective June 1, 1995, subject to refund.

  (C) Maine Public's proposed market-based rates in Docket No. ER95-851-000 are hereby accepted for filing and suspended, to become effective June 1, 1995, subject to refund.

  (D) Maine Public is hereby required to file market-based rate agreements with the Commission on a timely basis, as discussed in the body of this order, and to update its market analysis every three years.

  (E) Pursuant to the authority contained in and subject to the jurisdiction conferred upon the Federal Energy Regulatory Commission by section 402(a) of the Department of Energy Organization Act and by the Federal Power Act, particularly sections 205 and 206 thereof, and pursuant to the Commission's Rules of Practice and Procedure and the regulations under the Federal Power Act (18 C.F.R. Chapter I), a public hearing shall be held concerning the justness and reasonableness of the proposed transmission tariff in Docket No. ER95-836-000, as discussed in the body of this order.


13/See, e.g., United Illuminating Company, 63 FERC Paragraph 61,212
       (1993); Milford Power Limited Partnership, 64 FERC Paragraph 61,306
       (1993); Enron Power Marketing, Inc., 65 FERC Paragraph 61,305
       (1993), order on clarification and reh'g, 66 FERC Paragraph 61,244
       (1994).

14/ See Morgan Stanley Capital Group, Inc., 69 FERC Paragraph 61,175 at 61,695 (1994), reh'g pending.






Docket Nos. ER95-836-000 and ER95-851-000           - 11 -

  (F) The Commission's Trial Staff is hereby directed to file top sheets, in Docket No. ER9S-836-000, within ten days of the date of this order.

  (G) A presiding administrative law judge, to be designated by the Chief Administrative Law Judge, shall convene a prehearing conference in Docket No. ER95-836-000, to be held within approximately 15 days of service of top sheets, in a hearing room of the Federal Energy Regulatory Commission, 810 First Street, N.E., Washington, D.C. 20426. Such conference shall be held for the purpose of establishing a procedural schedule. The presiding judge is authorized to establish procedural dates and to rule on all motions (except motions to dismiss) as provided for in the Commission's Rules of Practice and Procedure.

  (H) Maine Public is hereby informed of the rate schedule designations shown on the Attachment to this order.



By the Commission.

( S E A L )




                                     Lois D. Cashell
                                     Lois D. Cashell,
                                        Secretary.


Docket Nos. ER95-836-000 and ER95-851-000           - 12 -


                                                  Attachment


                    Maine Public Service Company
              Docket Nos. ER95-836-000 and ER95-851-000
                     Rate Schedule Designations



Effective Date:  June 1, 1995



       Designation                        Description

(1)  Rate Schedule FERC No. 25         Market Based Rates



(2)  FERC Electric Tariff,             Network, firm and
     Original Volume No. 3             nonfirm point-to-
     (Original Sheet Nos. 1            point transmission
     through 120)                      services and
                                       associated ancillary
                                       services