Form 10-Q
period 1996-03-31
MAINE PUBLIC SERVICE CO
filed 1996-05-13
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For Quarter Ended   March 31, 1996       Commission File Number   1-3429


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




                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter ended March 31, 1996 and for the corresponding period of the preceding year; a consolidated balance sheet as of March 31, 1996, and as of December 31, 1995, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 1996, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the companies at March 31, 1996 and December 31, 1995, and the results of their operations and their cash flows for the three months ended March 31, 1996.
































                                 -2-
              MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                 STATEMENTS OF CONSOLIDATED OPERATIONS
                              (Unaudited)
            (Dollars in Thousands Except Per Share Amounts)

                                                      Three Months Ended
                                                           March 31,
                                                       1996        1995


Operating Revenues                                   $15,625     $15,556
Operating Expenses
   Purchased Power                                     7,504       8,967
   Other Operation and Maintenance                     3,254       2,592
   Depreciation and Amortization                       1,030       1,070
   Taxes Other Than Income                               443         435
   Provision for Income Taxes                          1,099         737
        Total Operating Expenses                      13,330      13,801
Operating Income                                       2,295       1,755
Other Income (Deductions)
   Equity in Income of Associated Companies               92          88
   Allowance for Equity Funds Used During
      Construction                                         2           0
   Other Income Taxes                                    (10)        (21)
   Other - Net                                            (6)         (5)
Total                                                     78          62
Income Before Interest Charges                         2,373       1,817
Interest Charges
   Long-Term Debt and Notes Payable                      923         943
   Less Allowance for Borrowed Funds
      Used During Construction                            (1)          0
Total                                                    922         943
Net Income Available for Common Stock                  1,451         874

Average Shares Outstanding (000's)                     1,617       1,617
Earnings Per Share of Common Stock                     $0.90       $0.54
Dividends Declared per Common Share                    $0.46       $0.46


The accompanying notes are an integral part of these financial statements.

             MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                             (Unaudited)
                        (Dollars in Thousands)
                                                    March 31,   December 31,
                      ASSETS                           1996         1995
Utility Plant
   Electric Plant in Service                         $88,555     $88,648
   Less Accumulated Depreciation                      40,356      39,674
      Net Electric Plant in Service                   48,199      48,974
   Construction Work-in-Progress                       1,038         427
        Total                                         49,237      49,401
Investment in Associated Companies
   Maine Yankee Atomic Power Company                   3,578       3,576
   Maine Electric Power Company, Inc.                     65          65
        Total                                          3,643       3,641
        Net Utility Plant and Investments             52,880      53,042
Current Assets
   Cash and Temporary Investments                      1,680         976
   Deposits for Interest and Dividends                   804         744
   Accounts Receivable - Net                           5,537       6,226
   Unbilled Base Revenue                               1,383       1,472
   Deferred Fuel and Purchased Energy                    125         125
   Current Deferred Income Taxes                         180         232
   Inventory                                           1,319       1,244
   Prepayments                                           506         543
      Total                                           11,534      11,562
Other Assets
   Recoverable Seabrook Costs                         28,790      29,146
   Regulatory Asset - SFAS 109 & 106                  13,722      13,746
   Deferred Fuel and Purchased Energy                  2,919       2,575
   Other                                               3,594       4,003
      Total                                           49,025      49,470
Total Assets                                        $113,439    $114,074

          CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                                   $13,071     $13,071
      Paid-in Capital                                     38          38
      Retained Earnings                               32,269      31,562
      Treasury Stock, at cost                         (5,714)     (5,714)
         Total                                        39,664      38,957
      Long-Term Debt (less current maturities)        26,095      36,120
Current Liabilities
   Long-Term Debt Due Within One Year                  1,315       1,315
   Notes Payable                                      10,000       1,400
   Tax Exempt Bond Refunding Note                      4,046           0
   Accounts Payable                                        0       5,231
   Dividends Declared                                    744         744
   Customer Deposits                                      68          79
   Interest and Taxes Accrued                          1,876       1,124
      Total                                           18,049       9,893
Deferred Credits
   Deferred Income Tax                                24,716      24,997
   Investment Tax Credits                                776         795
   Deferred Revenues                                     446         354
   Miscellaneous                                       3,693       2,958
      Total                                           29,631      29,104
Total Capitalization and Liabilities                $113,439    $114,074

The accompanying notes are an integral part of these financial statements.

                 MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                    Statements of Consolidated Cash Flows
                                 (Unaudited)
                            (Dollars in Thousands)
                                                    Three Months Ended
                                                          March 31,
                                                        1996       1995

Cash Flow From Operating Activities
   Net Income                                         $1,451        $874

Adjustments to Reconcile Net Income to Net Cash
   Provided by Operations
   Depreciation and Amortization                         675         643
   Amortization of Seabrook Costs                        355         427
   Deferred Income Taxes                                (252)        561
   AFUDC                                                  (2)          0
   Change in Deferred Fuel & Purchased Energy           (344)          0
   Change in Deferred Regulatory & Debt Issuance Costs   391        (755)
   Change in Deferred Revenues                            92           0
   Change in Benefit Obligation                          606          29
   Change in Current Assets and Liabilities              295         306
   Other                                                 158         140
Net Cash Flow from Operating Activities                3,425       2,225

Cash Flow From Financing Activities
   Dividend Payments                                    (744)       (744)
   Retirements on Long-Term Debt                         (25)        (25)
   Short-Term Borrowings, Net                         (1,400)          0
Net Cash Flow Used For Financing Activities           (2,169)       (769)

Cash Flow Used For Investing Activities
   Investment in Electric Plant                         (552)       (603)
   Net Cash Used For Investment Activities              (552)       (603)

Increase (Decrease) in Cash and Temporary Investments    704         853
Cash and Temporary Investments at Beginning of Year      976       2,618
Cash and Temporary Investments at End of Period       $1,680      $3,471

Change in Current Assets and Liabilities Providing
   Cash From Operating Activities
      Accounts Receivable                               $689        ($65)
      Unbilled Revenue                                    89         483
      Inventory                                          (76)          1
      Deferred Fuel and Purchased Energy Costs             0        (733)
      Other Current Assets                                37         141
      Accounts Payable & Accrued Expenses               (434)        484
      Other Current Liabilities                          (10)         (5)
   Total Change                                         $295        $306

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                           $1,601      $1,611
   Income Taxes                                         $127        $149

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

   The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Annual Report, an integral part of Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the 1995 Form 10-K. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements of the Company's Annual Report filed with the Form 10-K. For interim reporting purposes, these same accounting policies are followed.

   For purposes of the statements of consolidated cash flows,the Company considers all highly liquid securities to be cash equivalents.




2.  IMPLEMENTATION OF MULTI-YEAR RATE PLAN

   As explained in the legal proceedings section of the Form 10-Q, item 1(b), the MPUC approved a four-year rate plan on November 13, 1995. The Company wrote off approximately $8,340,000, net of income taxes, in 1995. The write-offs consisted of $4,846,000, net of income taxes, of the Company's investment in the Seabrook nuclear power project previously allocated to the wholesale customers and $1,390,000, net of income taxes, of other wholesale plant and regulatory assets, classified as extraordinary items. In addition, $2,104,000, net of income taxes, of deferred retail fuel representing replacement power costs incurred during the 1995 Maine Yankee outage, were also charged to operations. Item 1(b) also details the significant accounting orders that became effective January 1, 1996 concerning the deferral of $902,000, net of income taxes, annually of Wheelabrator-Sherman purchases, the five year amortization of the Company's $1.3 million, net of income taxes, share of the Maine Yankee sleeving repair costs, the $638,000, net of income taxes, amortization over ten years of deferred post-retirement benefits other than pensions (SFAS 106). In addition, Item 1(b) discusses the five year amortization of the $139,000 deferral of pension expenses and $92,000 deferral of early retirement expenses, both net of income taxes, related to the lay-up of the Caribou Steam Units and the four year amortization of $300,000, net of tax, of deferred fuel from the December 31, 1995 balance.


   The elimination of the fuel clause reconciliation with the associated fuel revenue accounting mechanism will complicate quarter-to-quarter earnings comparisons for 1996 to 1995. The prior fuel revenue accounting mechanism smoothed the recognition of fuel expenses over the annual fuel reconciliation period.

   The recoverable Seabrook costs represent costs to be charged to retail customers, in accordance with previous rate orders. They are as follows:

                        Retail                              $ 43,136
                        Accumulated Amortization              14,346
                        Retail, Net                           28,790
                        Wholesale                             10,051
                        Accumulated Amortization              (3,826)
                        Write-0ff                             (6,225)
                        Wholesale, Net                            -
                          Total                             $ 28,790





3.  INCOME TAXES

   A summary of Federal and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)".

      (Dollars in Thousands)         Three Months Ended
                                          March 31,
                                       1996        1995
      Current income taxes          $ 1,361     $   197
      Deferred income taxes            (233)        580
      Investment credits                (19)       (19)

      Total income taxes            $ 1,109     $   758
      Allocated to:
      Operating Income              $ 1,099     $   737
      Other income                       10          21

      Total                         $ 1,109     $   758

   The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of March 31, 1996 and December 31, 1995.
                                            (Dollars in Thousands)
                                            March 31,      December31,
                                              1996            1995
      Seabrook                              $16,011         $16,071
      Property                                8,448           8,396
      Regulatory expenses                       949             915
      Deferred fuel and purchased energy      1,015           1,027
      Investment tax credits                   (528)           (528)
      Pension and postretirement
       benefits                                (492)           (262)
      Other                                    (687)           (622)
      Net accumulated deferred income
       taxes                                $24,716         $24,997

4.  REFINANCING

   On April 4, 1991, the Maine Public Utilities Financing Bank (MPUFB) issued $10 million of tax-exempt bonds on behalf of the Company. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for a term of five years to be issued by Barclays Bank PLC, New York Branch (Barclays Bank) for the benefit of the holders of such bonds. To secure the Company's obligations under the reimbursement agreement, the Company issued a second mortgage bond to Barclays Bank in the amount of $10,426,563, as collateral for the Company's obligation to repay Barclays Bank the $10 million principal amount of the bonds plus 195 days of interest on the bonds. The bonds had a coupon rate of 7.875% and, after considering the enhancement fees and other costs, the annual cost to the Company was approximately 8.725%.

   Barclays Bank notified the Company that it would not renew the Direct Pay Letter of Credit for this issue. With the expiration of the Direct Pay Letter of Credit on April 4, 1996, the entire $10 million principal amount of the bonds was redeemed at par on April 1, 1996 in accordance with the indenture. To meet its reimbursement obligation that resulted from the draw on the Barclays Direct Pay Letter of Credit prior to its expiration, the Company borrowed $10,000,000 under a refunding note from Fleet Bank of Maine. The note expires on June 30, 1996 with interest at LIBOR plus .75% and a facility fee of $25,000 for the term of the loan. For the first month, the effective interest rate was 7.1875%.

   The MPUFB has approved the Company's request to issue a new series of the tax exempt bonds on behalf of the Company in an amount not to exceed $16,000,000. The proceeds of the new series will be used for the refinancing of the 1991 series through the payment of the refunding note and for the acquisition of qualifying electric property.




5.  DISCONTINUANCE OF SFAS 71 FOR WHOLESALE BUSINESS SEGMENT

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



6.  EARLY RETIREMENT PROGRAM

   In March 1996, the Company offered an early retirement program to selected employees. All eligible employees will participate in the program. As a result, in accordance with Statement of Financial Accounting Standards No. 88 (SFAS 88), "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recognized a first quarter charge of $258,000, net of taxes.

Item 2.   Management's Analysis of Quarterly Income            Form 10-Q
          Statements

                          Results of Operations

          Earnings per share and net income available for common stock for the three months ended March 31, 1996 along with the corresponding information for the previous year are as follows:

                                        Three Months Ended
                                             March 31

                                          1996      1995

          Earnings per share             $ .90     $ .54

          Net income
          available for Common
          Stock - in Thousands          $1,451    $  874

          For the first quarter of 1996 compared to the same quarter last year, the increase in consolidated earnings per share of $.36 is attributable to the following:
                                                        Increase
                                                       (Decrease)

          Increase in retail revenues due to rate
            increases effective April 1, 1995 and
            January 1, 1996 and increase in sales      $  .39

          Increases in secondary sales and other
            revenues                                      .10

          Decrease in fuel expenses                       .18

          Decrease due to loss of Houlton Water Company  (.17)

          1996 early retirement program                  (.16)

          Other                                           .02
               Total                                   $  .36

          Earnings per share for the first quarter of 1996 were $.36 per share more than for the same period in 1995. The elimination of the fuel clause reconciliation with the associated fuel revenue accounting mechanism will complicate quarter-to-quarter earnings comparisons for 1996 to 1995. The prior fuel accounting mechanism smoothed the recognition of fuel expenses over the annual fuel reconciliation period. Rate increases effective on April 1, 1995 and January 1, 1996 as well as a 1% increase in retail sales resulted in an increase of $.39 per share. The

                                                                  Form 10-Q
                     Part 1.  Financial Statements

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)



          January 1, 1996 increase in retail rates was approved by the Maine Public Utilities Commission (MPUC) under the terms of a four-year rate plan. The rate plan also eliminated the fuel clause during the rate plan period with the exception of the annual deferral of $902,000, net of income taxes, of the costs of its purchases from Wheelabrator-Sherman, an independent power producer. Retail fuel expenses for the first quarter of 1996 were $.18 per share less than for the same quarter in 1995. Increases in secondary sales and wheeling revenues also resulted in an increase of $.10 per share. Partially offsetting these increases were a $.17 per share decrease due to the loss of Houlton Water Company as a wholesale customer due to competitive bidding, and a one-time charge of $.16 per share, due to several employees accepting an early retirement program in March 1996.

          Consolidated operating revenues for the quarter ended March 31, 1996 and 1995, are as follows:

                                   1996                     1995

(Dollars in Thousands)          $       MWH              $        MWH

Retail                       14,360   131,690         13,596    130,515
Sales for Resale                611    18,101          1,898     36,234
Total Primary Sales          14,971   149,791         15,494    166,749
Secondary Sales                 396    22,051            130      4,426
Other Revenues/Rev. Adjust.     258                      (68)
Total Operating Revenues     15,625   171,842         15,556    171,175

                                                                  Form 10-Q
                     Part 1.  Financial Statements

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          Primary sales in the first quarter of 1996 were 149,791 MWH, a decrease of 16,958 MWH from the same period last year.
          Sales for resale decreased 18,133 MWH due to the loss of the Company's largest wholesale customer, Houlton Water Company
          (HWC). HWC began purchasing their energy from Central Maine Power on January 1, 1996, resulting from HWC's solicitation for competitive prices in late 1994. In 1995, HWC represented 11.1% of the Company's consolidated MWH sales and 8.4% of consolidated operating revenues. Sales to public authorities decreased 1,007 MWH because of the closure of Loring Air Force Base. Partially offsetting these decreases were increased residential sales of 1,236 MWH and commercial and industrial sales of 947 MWH. Secondary sales increased by 17,625 MWH, reflecting on the availability of Maine Yankee during the first quarter of 1996 while the Plant was out of service during the same quarter in 1995.

          Retail revenues for the first quarter of 1996 were $14,360,000 compared to $13,596,000 for the same period of 1995, reflecting the new retail rates effective April 1, 1995 and January 1, 1996, and a 1,175 MWH increase in retail sales.
          For 1995, an element of revenues were determined using seasonal fuel revenue accounting associated with the prior fuel clause, eliminated with the rate plan, which smoothed the recognition of fuel expenses and the element of revenues over the reconciliation period. Sales for resale revenues decreased in 1996 due to the loss of HWC as discussed above.

          During the first quarter of 1996, secondary sales of the Company's Wyman Unit No. 4 and Maine Yankee entitlements for varying lengths of time were made at prevailing market rates. Since Maine Yankee was not available for the same period in 1995, secondary sales for the quarter were limited to Wyman No. 4 entitlements.












                                 -11-
                                                                  Form 10-Q
                     Part 1.  Financial Statements

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          For the first quarters ended March 31, 1996 and 1995, total operating expenses were $13,330,000 and $13,801,000, respectively. The changes in operating expenses and energy sources are as follows:

                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                       152        54,668
               Wheelabrator-Sherman               (56)       (2,238)
               NB Power                        (1,598)      (64,401)
               System Purchases                    39           335

                                               (1,463)      (11,636)
          Deferred Fuel                           253
          Generating Expenses                    (158)       11,558
          Other Operation & Maint. Expenses       567
          Depreciation and Amortization
            Expenses                              (40)
          Income Taxes                            362
          Taxes Other than Income                   8
               Total                             (471)      (    78)


          Maine Yankee was out of service for most of the first quarter of 1995, while it returned to 90-percent level of operation on January 22, 1996. Reference is made to the Company's 1995 Annual Report, "Analysis of Financial Condition and Review of Operations - 1995, Maine Yankee", for further discussion of the 12-month outage for sleeving repairs to the plant's steam generator tubes. The 54,668 MWH increase in Maine Yankee production and an 11,151 MWH increase in hydro generation in 1996 allowed the Company to reduce purchases from NB Power by 64,401 MWH. The change in deferred fuel expenses reflects the elimination for 1996 of the fuel revenue accounting associated with the prior fuel clause, as discussed in the "Legal Proceedings" section of this Form 10-Q, item 1(b). Under the same rate plan, the Company has deferred $375,000 ($1.5 million annually) of its Wheelabrator-Sherman purchased power costs. Generating expenses decreased by $158,000, primarily due to the Steam Units at Caribou being placed on inactive status on January 1, 1996. See "Caribou Units Inactivated"

                                                                  Form 10-Q
                     Part 1.  Financial Statements

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          below for further discussion. Other operation and maintenance expenses increased by $567,000 due to the recognition of $429,000 for an early retirement program offered to selected employees in March, 1996 and a $91,000 increase in distribution expenses due to increased overhead line maintenance in 1996.

          Caribou Units Inactivated

          Reference is made to the Company's Form 8-K dated July 13, 1995 in which the Company reported that, at a regular meeting on July 7, 1995, the Board of Directors authorized placing on inactive status Steam Units 1 and 2 of the Company's Caribou Generating Facility in Caribou, Maine. The Company inactivated the Units on January 1, 1996 and expects that they will remain inactive for five years or longer. These two units, which represent 23 MW of capacity, have become surplus to the Company's needs due to the closure of Loring Air Force Base and the loss in 1996 of the Company's largest customer, the Houlton Water Company. During the Units' inactive period, the plant equipment will be protected and maintained by the installation of a dehumidification system that will permit the Plant to return to service in approximately six months.

          Placing Steam Units 1 and 2 on inactive status will save the Company approximately $3.5 million over the next five years. These savings result primarily from a savings in operation and maintenance expense. The Company eliminated 12 positions at the plant and conducted a voluntary early retirement program that avoided involuntary termination of employees whose positions at the units have been eliminated. The expenses of the voluntary early retirement plan of approximately $231,000, net of income taxes, as well as the expenses to lay-up the Steam Units will be amortized over five years in accordance with the rate plan. The rate plan allows the Company to continue rate base treatment for unrecovered plant costs and depreciation on the Caribou Steam Units, which had a net book value of approximately $718,000 as of January 1, 1996.

          Steam Unit No. 1 went into operation in the early 1950s and Unit No. 2, in the mid 1950s. The Company still has a diesel generation station of approximately 7 MW and a hydro facility

                                                                  Form 10-Q
                     Part 1.  Financial Statements

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

          Net cash flows from operating activities were $3,425,000 for the first three months of 1996. For the period, $552,000 was invested in electric plant, $744,000 was paid in dividends and $25,000 was used to reduce long-term debt. $1,400,000 was used to pay off short-term borrowings.

          For the three months ended March 31, 1995, net cash flows from operating activities were $2,225,000. For the first three months of 1995, the Company invested $603,000 in electric plant, paid $744,000 in dividends, and reduced long term debt by $25,000. Cash flows for 1995 were impacted by the reduction in earnings and the previously mentioned replacement power purchases during the Maine Yankee outage.

          See "Legal Proceedings", paragraph 1(b) of this Form 10-Q for a description of the multi-year rate plan approved by the Maine Public Utilities Commission in November, 1995, effective January 1, 1996. The rate plan will assist the Company in dealing with the economic uncertainties that lay ahead with the loss of Loring and Houlton. The Plan provides stable, predictable rates for our customers, economic development rates to encourage investment in our service territory, and competitive returns for our shareholders.

          On April 4, 1991, the Maine Public Utilities Financing Bank (MPUFB) issued $10 million of tax-exempt bonds on behalf of the Company. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company agreed to make payments to the MPUFB for the principal and

                                                                  Form 10-Q
                     Part 1.  Financial Statements

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for a term of five years to be issued by Barclays Bank PLC, New York Branch (Barclays Bank) for the benefit of the holders of such bonds. To secure the Company's obligations under the reimbursement agreement, the Company issued a second mortgage bond to Barclays Bank in the amount of $10,426,563, as collateral for the Company's obligation to repay Barclays Bank the $10 million principal amount of the bonds plus 195 days of interest on the bonds. The bonds had a coupon rate of 7.875% and, after considering the enhancement fees and other costs, the annual cost to the Company was approximately 8.725%.

          Barclays Bank notified the Company that it would not renew the Direct Pay Letter of Credit for this issue. With the expiration of the Direct Pay Letter of Credit on April 4, 1996, the entire $10 million principal amount of the bonds was redeemed at par on April 1, 1996 in accordance with the indenture. To meet its reimbursement obligation that resulted from the draw on the Barclays Direct Pay Letter of Credit prior to its expiration, the Company borrowed $10,000,000 under a refunding note from Fleet Bank of Maine. The note expires on June 30, 1996 with interest at LIBOR plus .75% and a facility fee of $25,000 for the term of the loan. For the first month, the effective interest rate was 7.1875%.

          The MPUFB has approved the Company's request to issue a new series of the tax exempt bonds on behalf of the Company in an amount not to exceed $16,000,000. The proceeds of the new series will be used for the refinancing of the 1991 series through the payment of the refunding note and for the acquisition of qualifying electric property.













                                 -15-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          (a) Maine Public Utilities Commission, Re: Electric Utility Industry Restructuring Study, Docket No. 95-462.

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

               The Resolve also directed the MPUC to conduct a study to develop at least two plans for the orderly transition to retail competition in the electric utility industry in Maine and to submit a report of its findings by January 1, 1997. One plan would be designed to achieve "... full retail market competition for purchases and sales of electric energy by the year 2000" and the other to achieve a more limited form of competition. The Resolve also stated that the MPUC's findings would have no legal effect, but would "... provide the Legislature with information in order to allow the Legislature to make informal decisions when it evaluates these plans."

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

               On January 30, 1996, the Company filed its restructuring proposal with the MPUC. The major elements of this proposal are:

                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (Continued)


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

                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (Continued)


          (b) Multi-year Rate Plan is Approved for the Company by the MPUC in Maine Public Service Company Re: Proposed
               Increase in Retail Rates, MPUC Docket No. 95-052

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

               As part of its plan, the Company proposed to eliminate the annual fuel adjustment clause except for the cost of power purchased from the Wheelabrator-Sherman Energy Company (W/S). The Company's plan included deferrals of up to $3 million annually of its W/S power costs and the deferral of any uncollected fuel costs under the present fuel clause as approved in Docket 95-001 estimated to be approximately $6 million. The Company proposed to begin collecting the deferred costs, in an amount of up to $21 million, in 2001.

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

               In its rebuttal filing on September 22, 1995, the Company further proposed a sharing mechanism based on an allowed

                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (Continued)


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

                                 -19-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (Continued)


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

                    (c)  $3,500,000 ($2,104,000, net of income taxes) in
               deferred fuel.

               The total amount of the write-offs, net of income taxes, in 1995 are approximately $8,340,000, or approximately $5.16 per share of common stock.

               As a condition of the Stipulation, the Company requested waivers for interest coverage tests under its revolving credit arrangement and the Letter of Credit supporting the public utility revenue bonds, 1991 series. Unless these write-offs were considered extraordinary for purposes of the interest coverage tests, the Company would have been in violation of these interest coverage tests. The waivers were received from the various lenders prior to the MPUC's issuance of its order in this proceeding.

               The Company will also be permitted to defer an amount of $1.5 million annually of the costs of the W/S purchases over the term of the rate plan. The approved rate plan provides that the Company can seek recovery of this deferred amount (up to a total of $6 million) in rates beginning in the year 2001, after the current term of the W/S contract has expired. The Company will further amortize over the four years of the rate plan, $300,000, net of income taxes, in deferred fuel with the remainder,


                                 -20-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (Continued)


               approximately $1.3 million, net of income taxes, being deferred until the year 2000.

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

               The method agreed to by the parties for measuring earned ROE for the purpose of the profit-sharing mechanism and

                                 -21-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (Continued)


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

                                 -22-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (Continued)


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

               On January 2, 1996, McCain Foods, Inc., which had objected to the Stipulation, appealed the MPUC's approval of the rate plan to the Maine Supreme Judicial Court. This action was docketed as PUC 96-13. The Company does not believe this appeal has any merit and intends to oppose it vigorously, but cannot predict its ultimate outcome. On March 20, 1996, the Company and McCain Foods filed with the Commission a Power Purchase Agreement under which McCain agrees to purchase all its electrical requirements from the Company through 2000. If the Agreement is approved by the MPUC, McCain has agreed to dismiss its appeal. The Company cannot predict whether the MPUC will approve the Agreement.

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


                                 -23-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (Continued)


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

          (c) Peoples Heritage Bank v. Maine Public Service Company U.S. District Court (D. ME) Civil Action No. 95-0180-B

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



                                 -24-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings (Continued)


               The Company has denied liability in this matter but cannot predict the outcome of this action.

          (d) Maine Public Service Company, Request For Open Access Transmission Tariff, FERC Docket No. ER 95-836-000.

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

          (e) Maine Public Service Company, Proposed Increase in Rates (Rate Design), MPUC Docket No. 95-052.

               On June 15, 1995, the MPUC issued an order bifurcating the Company's request for rate design from the revenue requirement portion of this docket (see item (b) above). Based upon marginal cost of service principles, the Company has proposed a substantial redesign of its current rates. For example, under the Company's proposed rates for transmission customers would decrease from their current level by nearly 8%, while rates for residential customers would increase by over 8%. The Company's proposals have been vigorously contested by the MPUC Staff and the Public Advocate, who propose only a small decline for large industrial customers and a very minor increase for residential. Hearings were held on this matter before the MPUC on March 14 and 15, 1996.
               The Commission's decision on the Company's proposal is expected by late May, 1996. The Company cannot predict the outcome of this proceeding.






                                 -25-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - none.

          (b)  Reports on Form 8-K.

               A Form 8-K was filed on January 23, 1996, under Item 5, Other Material Events, and on March 8, 1996, under Item 4, Change in the Company's Certifying Accountant, and
               Item 5, Other Material Events. A Form 8-K/A was filed on March 14, 1996 under Item 4, Change in the Company's Certifying Accountant.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date:  May 13, 1996                Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance and Treasurer













                                 -26-