Form 10-Q
period 1996-06-30
MAINE PUBLIC SERVICE CO
filed 1996-08-08
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For Quarter Ended   June 30, 1996        Commission File Number   1-3429


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


                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including a statement of consolidated operations for the three and six months ended June 30, 1996 and for the corresponding period of the preceding year; a consolidated balance sheet as of June 30, 1996, and as of December 31, 1995, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 1996, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the companies at June 30, 1996 and December 31, 1995, and the results of their operations for the three and six months ended June 30, 1996 and their cash flows for the six months ended June 30, 1996.































                                 -2-

             MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                STATEMENTS OF CONSOLIDATED OPERATIONS
                            (Unaudited)
           (Dollars in Thousands Except Per Share Amounts)

                                     Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        1996      1995      1996     1995


Operating Revenues                   $14,780   $12,471   $30,405  $28,027
Operating Expenses
   Purchased Power                     8,444     6,523    15,948   15,490
   Other Operation and Maintenance     2,941     1,765     6,195    4,357
   Depreciation and Amortization       1,029     1,070     2,059    2,140
   Taxes Other Than Income               418       399       861      834
   Provision for Income Taxes            565       832     1,664    1,569
        Total Operating Expenses      13,397    10,589    26,727   24,390
Operating Income                       1,383     1,882     3,678    3,637
Other Income (Deductions)
   Equity in Income of Associated Cos.    90        88       182      176
   Allowance for Equity Funds Used
      During Construction                  3         2         5        2
   Other Income Taxes                    (11)      (32)      (21)     (53)
   Other - Net                            (5)        5       (11)       0
Total                                     77        63       155      125
Income Before Interest Charges         1,460     1,945     3,833    3,762
Interest Charges
   Long-Term Debt and Notes Payable      852       940     1,775    1,883
   Less Allowance for Borrowed Funds
      Used During Construction            (1)       (1)       (2)      (1)
Total                                    851       939     1,773    1,882
Net Income Available for Common Stock   $609    $1,006     2,060    1,880

Average Shares Outstanding (000's)     1,617     1,617    $1,617   $1,617
Earnings Per Share of Common Stock     $0.38     $0.62     $1.27    $1.16
Dividends Declared per Common Share    $0.46     $0.46     $0.92    $0.92





  The accompanying notes are an integral part of these financial statements.









                                 -3-

                 MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                          (Dollars in Thousands)
                                                        June 30,  December 31,
              ASSETS                                       1996       1995
Utility Plant
   Electric Plant in Service                            $88,596    $88,648
   Less Accumulated Depreciation                         40,919     39,674
      Net Electric Plant in Service                      47,677     48,974
   Construction Work-in-Progress                          1,766        427
        Total                                            49,443     49,401
Investment in Associated Companies
   Maine Yankee Atomic Power Company                      3,579      3,576
   Maine Electric Power Company, Inc.                        65         65
        Total                                             3,644      3,641
        Net Utility Plant and Investments                53,087     53,042
Current Assets
   Cash and Temporary Investments                         1,474        976
   Deposits for Interest and Dividends                      804        744
   Accounts Receivable - Net                              5,503      6,226
   Unbilled Base Revenue                                  1,207      1,472
   Deferred Fuel and Purchased Energy                       125        125
   Current Deferred Income Taxes                            161        232
   Inventory                                              1,380      1,244
   Prepayments                                              525        543
      Total                                              11,179     11,562
Other Assets
   Restricted Investment                                  4,756          0
   Recoverable Seabrook Costs                            28,434     29,146
   Regulatory Asset - SFAS 109 & 106                     13,688     13,746
   Deferred Fuel and Purchased Energy                     3,263      2,575
   Other                                                  3,807      4,003
      Total                                              53,948     49,470
Total Assets                                           $118,214   $114,074


















            CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                                      $13,071    $13,071
      Paid-in Capital                                        38         38
      Retained Earnings                                  32,134     31,562
      Treasury Stock, at cost                            (5,714)    (5,714)
         Total                                           39,529     38,957
      Long-Term Debt (less current maturities)           41,055     36,120
Current Liabilities
   Long-Term Debt Due Within One Year                     1,315      1,315
   Notes Payable                                          3,805      1,400
   Accounts Payable                                           0      5,231
   Dividends Declared                                       744        744
   Customer Deposits                                         74         79
   Interest and Taxes Accrued                             1,644      1,124
      Total                                               7,582      9,893
Deferred Credits
   Deferred Income Tax                                   24,716     24,997
   Investment Tax Credits                                   758        795
   Deferred Revenues                                        544        354
   Miscellaneous                                          4,030      2,958
      Total                                              30,048     29,104
Total Capitalization and Liabilities                   $118,214   $114,074


   The accompanying notes are an integral part of these financial statements.


























                                 -4-
              MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                Statements of Consolidated Cash Flows
                           (Unaudited)
                     (Dollars in Thousands)
                                                        Six Months Ended
                                                            June 30,
                                                           1996    1995
Cash Flow From Operating Activities
   Net Income                                            $2,060   $1,880

Adjustments to Reconcile Net Income to Net Cash
   Provided by Operations
   Depreciation and Amortization                          1,350    1,286
   Amortization of Seabrook Costs                           709      854
   Income on Tax Exempt Bonds-Restricted Funds               (6)       0
   Deferred Income Taxes                                   (247)   1,497
   AFUDC                                                     (7)      (3)
   Change in Deferred Fuel & Purchased Energy              (687)       0
   Change in Deferred Regulatory and Debt Issuance Cost     538   (1,775)
   Change in Deferred Revenues                              190       81
   Change in Benefit Obligation                             825      118
   Change in Current Assets and Liabilities                 (42)    (739)
   Other                                                    285        9
Net Cash Flow from Operating Activities                   4,968    3,208

Cash Flow From Financing Activities
   Dividend Payments                                     (1,488)  (1,488)
   Tax Exempt Bond Issuance Costs                          (297)       0
   Issuance of Tax-Exempt Bonds                          15,000        0
   Drawdown on Tax Exempt Bonds Proceeds                    250        0
   Retirements on Long-Term Debt                        (10,065)     (65)
   Short-Term Borrowings, Net                            (1,400)       0
Net Cash Flow Used For Financing Activities               2,000   (1,553)

Cash Flow Used For Investing Activities
   Investment in Electric Plant                          (1,470)  (1,564)
   Investment in Restricted Funds                        (5,000)       0
   Net Cash Used For Investment Activities               (6,470)  (1,564)

Increase in Cash and Temporary Investments                  498       91
Cash and Temporary Investments at Beginning of Year         976    2,618
Cash and Temporary Investments at End of Period          $1,474   $2,709

Change in Current Assets and Liabilities Providing
   Cash From Operating Activities
      Accounts Receivable                                  $722     $484
      Unbilled Revenue                                      264      908
      Inventory                                            (136)     (43)
      Deferred Fuel and Purchased Energy Costs                0   (2,177)
      Other Current Assets                                   18     (137)
      Accounts Payable & Accrued Expenses                  (906)     240
      Other Current Liabilities                              (4)     (14)
   Total Change                                            ($42)   ($739)

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                              $1,878   $1,753
   Income Taxes                                          $1,647     $282



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

   The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Annual Report, an integral part of Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the 1995 Form 10-K. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements of the Company's Annual Report filed with the Form 10-K. For interim reporting purposes, these same accounting policies are followed.

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

   The recoverable Seabrook costs represent costs to be charged to retail customers, in accordance with previous rate orders. They are as follows:

                        Retail                              $ 43,136
                        Accumulated Amortization              14,702
                        Retail, Net                           28,434
                        Wholesale                             10,051
                        Accumulated Amortization              (3,826)
                        Write-0ff                             (6,225)
                        Wholesale, Net                            -
                          Total                             $ 28,434


3.  INCOME TAXES

   A summary of Federal and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)".

      (Dollars in Thousands)        Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                      1996       1995     1996      1995
      Current income taxes          $   571   $   (72)  $ 1,932   $   125
      Deferred income taxes              23       955      (210)    1,535
      Investment credits                (18)      (19)      (37)      (38)
      Total income taxes            $   576   $   864   $ 1,685   $ 1,622

      Allocated to:
      Operating Income              $   565   $   832   $ 1,664   $ 1,569
      Other income                       11        32        21        53
      Total                         $   576   $   864   $ 1,685   $ 1,622

   The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of June 30, 1996 and December
   31, 1995.
                                            (Dollars in Thousands)
                                            June 30,      December 31,
                                               1996           1995
      Seabrook                              $15,951         $16,071
      Property                                8,492           8,396
      Regulatory expenses                     1,063             915
      Deferred fuel and purchased energy      1,003           1,027
      Investment tax credits                   (528)           (528)
      Pension and postretirement
       benefits                                (563)           (262)
      Other                                    (702)           (622)
      Net accumulated deferred income
       taxes                                $24,716         $24,997

4.  REFINANCING

   On April 4, 1991, the Maine Public Utilities Financing Bank (MPUFB) issued $10 million of tax-exempt bonds (the "1991 Series") on behalf of the Company. Pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for a term of five years to be issued by Barclays Bank PLC, New York Branch (Barclays Bank) for the benefit of the holders of such bonds. To secure the Company's obligations under the reimbursement agreement, the Company issued a second mortgage bond to Barclays Bank as collateral for the Company's obligation to repay Barclays Bank the $10 million principal amount of the bonds plus 195 days of interest on the bonds. The bonds had a coupon rate of 7.875% and, after considering the enhancement fees and other costs, the annual cost to the Company was approximately 8.725%.

   Barclays Bank notified the Company that it would not renew the Direct Pay Letter of Credit for this issue. With the expiration of the Direct Pay Letter of Credit on April 4, 1996, the entire $10 million principal amount of the bonds was redeemed at par on April 1, 1996 in accordance with the indenture. To meet its reimbursement obligation that resulted from the draw on the Barclays Direct Pay Letter of Credit prior to its expiration, the Company borrowed $10,000,000 under a refunding note from Fleet Bank of Maine with interest at LIBOR plus .75% and a facility fee of $25,000. For the term of the note, the effective interest rate was 7.27%.

   On June 19, 1996, the Maine Public Utilities Financing Bank (MPUFB) issued $15 million of its tax-exempt bonds due April 1, 2021 (the "1996 Series") on behalf of the Company. The proceeds of the new 1996 Series were used to refund the 1991 Series through the payment of the refunding note from Fleet Bank of Maine and provides $5 million for the acquisition of qualifying property, of which $4.8 million remains in trust as of June 30, 1996. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for an initial term of three years to be issued by the Bank of New York for the benefit of the holders of such bonds. To secure the Company's obligations under the letter of credit and reimbursement agreement, the Company issued a second mortgage bond to the Bank of New York, as Agent, under the reimbursement agreement, in the amount of $15,875,000. The Company has the option of selecting weekly, monthly, annual or term interest rate periods for the 1996 Series. The initial interest period selected by the Company was weekly, and the intital weekly interest rate was 3.75% per annum.








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

Item 2.   Management's Analysis of Quarterly Income            Form 10-Q
          Statements

                          Results of Operations

          Earnings per share and net income available for common stock for the three months ended June 30, 1996 along with the corresponding information for the previous year are as follows:

                                        Three Months Ended
                                             June 30

                                        1996      1995

          Earnings per share            $ .38     $ .62

          Net income
          available for Common
          Stock - in Thousands          $ 609     $1,006

          For the second quarter of 1996 compared to the same quarter last year, the decrease in consolidated earnings per share of $.24 is attributable to the following:
                                                        Increase
                                                       (Decrease)

          Increase in fuel expenses                    $ (.19)

          Increase in Maine Yankee capacity expenses     (.21)

          Decrease due to loss of Houlton Water Company  (.20)

          Increase in power marketing activities          .25

          Increase in retail revenues due to rate
            increases effective January 1, 1996,
            net of a 1% decrease in sales                 .20

          Other                                          (.09)
               Total                                   $ (.24)

          Under terms of a four-year rate plan approved by the Maine Public Utilities Commission (MPUC), the fuel clause was eliminated with the exception of the annual deferral of $902,000, net of income taxes, of the costs of its purchases from Wheelabrator-Sherman, an independent power producer. The elimination of the fuel clause reconciliation with the associated fuel revenue accounting mechanism will complicate quarter-to-quarter earnings comparisons for 1996 to 1995. The prior fuel accounting mechanism smoothed the recognition of fuel
          expenses over the annual fuel reconciliation period.   After

                                                              FORM 10-Q
                        PART 1.   FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          considering this deferral and the effects of fuel accounting in 1995, retail fuel expenses for the second quarter of 1996 were $.19 per share more than for the same quarter in 1995. Maine Yankee capacity expenses, including the amortization of the 1995 resleeving expenses, increased in 1996 further reduced earnings by $.21 per share. The loss of Houlton Water Company as a wholesale customer, due to competitive bidding, also reduced earnings for the second quarter of 1996 by $.20 per share compared to the same period in 1995. Partially offsetting these decreases were a $.25 per share increase due to power marketing activities, principally the sale of the Company's Maine Yankee and Wyman No. 4 entitlements, and a $.20 per share increase due to a rate increase effective on January 1, 1996 partially offset by a 1% decrease in retail sales. The January 1, 1996 increase in retail rates was approved by the Maine Public Utilities Commission (MPUC) under the terms of a four-year rate plan.

          Consolidated operating revenues for the quarter ended June 30, 1996 and 1995, are as follows:

                                   1996                     1995

(Dollars in Thousands)          $       MWH              $        MWH

Retail                       10,878   115,293         10,556    116,510
Sales for Resale                484    12,013          1,643     28,028
Total Primary Sales          11,362   127,306         12,199    144,538
Secondary Sales               3,095   145,927            196      6,719
Other Revenues/Rev. Adjust.     323                       76
Total Operating Revenues     14,780   273,233         12,471    151,257

                                                              FORM 10-Q
                        PART 1.   FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          Primary sales in the second quarter of 1996 were 127,306 MWH, a decrease of 17,232 MWH from the same period last year.
          Sales for resale decreased 16,015 MWH due to the loss of the Company's largest wholesale customer, Houlton Water Company
          (HWC). HWC began purchasing their energy from Central Maine Power on January 1, 1996, resulting from HWC's solicitation for competitive prices in late 1994. In 1995, HWC represented 11.1% of the Company's consolidated MWH sales and 8.4% of consolidated operating revenues. Secondary sales increased by 139,208 MWH, reflecting the availability of Maine Yankee during the second quarter of 1996 while the plant was out of service during the same quarter in 1995, and an increase in power marketing activities.

          Retail revenues for the second quarter of 1996 were $10,878,000 compared to $10,556,000 for the same period of 1995, reflecting the new retail rates effective January 1,
          1996, offset by a 1,217 MW decrease in retail sales.   For
          1995, an element of revenues was determined using seasonal fuel revenue accounting associated with the prior fuel clause, eliminated with the rate plan, which smoothed the recognition of fuel expenses and the element of revenues over the reconciliation period. Sales for resale revenues decreased in 1996 due to the loss of HWC as discussed above.

          During the second quarter of 1996, secondary sales of the Company's Wyman Unit No. 4 and Maine Yankee entitlements for varying lengths of time were made at prevailing market rates, representing the Company's power marketing activities. Since Maine Yankee was not available for the same period in 1995, secondary sales for the quarter were limited to Wyman No. 4 entitlements.

                                                              FORM 10-Q
                        PART 1.   FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          For the second quarters ended June 30, 1996 and 1995, total operating expenses were $13,397,000 and $10,589,000, respectively. The changes in operating expenses and energy sources are as follows:

                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                       896        84,276
               Wheelabrator-Sherman               373         1,640
               NB Power                          (864)      (34,396)
               Bangor Hydro-Electric               76         3,364
               LG&E Power Marketing             1,451        67,431
               System Purchases                   (11)         (337)

                                                1,921       121,978
          Deferred Fuel                         1,065
          Generating Expenses                    (304)       (1,050)
          Other Operation & Maint. Expenses       415
          Depreciation and Amortization
            Expenses                              (41)
          Income Taxes                           (267)
          Taxes Other than Income                  19
               Total                            2,808       120,928


          Maine Yankee was out of service for all of the second quarter of 1995, while it operated at a 90-percent level of operation during the entire second quarter of 1996. Reference is made to the Company's 1995 Annual Report, "Analysis of Financial Condition and Review of Operations - 1995, Maine Yankee", for further discussion of the 12-month outage for sleeving repairs to the plant's steam generator tubes. For an update on Maine Yankee, please see the following section titled, "Maine Yankee Status". The 84,276 MWH increase in Maine Yankee production and a 67,431 MWH increase in purchases from LG&E in 1996 allowed the Company to reduce purchases from NB Power by 34,396 MWH and provided the energy for the 139,208 MWH increase in secondary sales mentioned above. With the implementation of the rate plan, the change in deferred fuel expenses reflects the elimination for 1996 of the fuel revenue accounting associated with the prior fuel clause, as discussed

                                                              FORM 10-Q
                  PART 1.   FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          in the "Legal Proceedings" section of this Form 10-Q, item 1(b). During the second quarter of 1996, under the same rate plan, the Company has deferred $375,000 ($1.5 million annually) of its Wheelabrator-Sherman purchased power costs. Generating expenses decreased by $304,000, primarily due to the Steam Units at Caribou being placed on inactive status on January 1, 1996 and decreased production at Wyman Unit No. 4. See "Caribou Units" below for further discussion. The Company has a 3.3455% ownership interest in Wyman Unit No. 4, and does not control the generation levels. Other operation and maintenance expenses increased by $415,000 due to a $160,000 increase in wheeling expenses due to increased power marketing activities, a $97,000 increase in overhead line maintenance and a $70,000 increase in legal expenses, primarily due to the People's Heritage Bank suit discussed in the "Legal Proceedings" section of this Form 10-Q, item 1(c).

          Maine Yankee Status

          Reference is made to the Company's 1995 Annual Report,
          "Analysis of Financial Condition and Review of Operations - 1995, Maine Yankee", for discussion of the 12-month outage for sleeving repairs to the plant's steam generator tubes and Maine Yankee's return to service at 90% of the plant's capacity on January 22, 1996.

          On June 7, 1996, the Nuclear Regulatory Commission (NRC) formally notified Maine Yankee that it planned to conduct an "Independent Safety Assessment" of the Maine Yankee Plant to provide an independent evaluation of the safety performance of Maine Yankee and as a "follow-on" to the NRC's Office of Inspector General (OIG) report. The NRC stated that the overall goals and objectives of the assessment were: "(a) provide an independent assessment of conformance to the design and licensing basis; (b) provide an independent assessment of operational safety performance; (c) evaluate the effectiveness of licensee self-assessments, corrective actions and improvement plans and; (d) determine root cause(s) of safety significant findings and conclusions." The NRC further informed Maine Yankee that the assessment would be carried out by a team of NRC personnel and contractors who were "independent of any recent or significant involvement with the

                                                              FORM 10-Q
                   PART 1.   FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)



          licensing, regulation or inspection of Maine Yankee," and was expected to last until early October, 1996. Such a rigorous assessment by the NRC could result in the Maine Yankee Plant being shut down for some period of time. Maine Yankee, however, cannot predict the outcome of the Independent Safety Assessment.

          Maine Yankee cannot predict whether or when the plant will attain a 100-percent operating level, or the results of the internal and external investigations of the allegations brought to Maine Yankee's attention on December 4, 1995.
          Maine Yankee intends to cooperate with the governmental investigations, however, and believes that the information filed with the NRC on April 25, 1996, in support of plant operation at full capacity should allow the Company to operate the plant at that level while meeting all applicable NRC safety requirements.

          On July 20, 1996, Maine Yankee brought the plant off line to add pressure relief capacity to the primary component cooling system ("PCCS"). The need to add this relief capacity was determined during a comprehensive internal review by Maine Yankee of plant systems and equipment. During this review, Maine Yankee found a possible inadequacy in the ability of the PCCS to allow sufficient pressure to be relieved from the PCCS under design-basis postulated accident conditions.

          Caribou Units

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

          Net cash flows from operating activities were $4,968,000 for the first six months of 1996. $10,000,000 of tax-exempt bonds were issued in 1991 and were refinanced with a new $15,000,000 issue, with the remaining $5,000,000 deposited with the trustee to be withdrawn based on qualified property additions. See "New Financing" below for further discussion. $250,000 was drawn from the trustee of the tax-exempt bonds discussed below for issuance expenses incurred. For the period,

                                                              FORM 10-Q
                        PART 1.   FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          $1,470,000 was invested in electric plant, $1,488,000 was paid in dividends and $65,000 was used to reduce other long-term debt. $1,400,000 was used to pay off short-term borrowings.


          For the six months ended June 30, 1995, net cash flows from operating activities were $3,208,000. For the first six months of 1995, the Company invested $1,564,000 in electric plant, paid $1,488,000 in dividends, and reduced long term debt by $65,000. Cash flows for 1995 were impacted by the reduction in earnings and the previously mentioned replacement power purchases during the Maine Yankee outage.

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

          New Financing

          On June 19, 1996, the Maine Public Utilities Financing Bank (MPUFB) issued $15 million of its tax-exempt bonds due April 1, 2021 (the "1996 Series") on behalf of the Company. The proceeds of the new 1996 Series were used to refund the $10 million 1991 tax-exempt Series through the payment of a refunding note from Fleet Bank of Maine and provides $5 million for the acquisition of qualifying property. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for an initial term of three years to be issued by the Bank of New York for the benefit of the holders of such bonds. To secure the Company's obligations under the letter of credit and reimbursement agreement, the Company issued a second mortgage bond to the Bank of New York, as

                                                              FORM 10-Q
                        PART 1.   FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          Agent, under the reimbursement agreement, in the amount of $15,875,000. The Company has the option of selecting weekly, monthly, annual or term interest rate periods for the 1996 Series. The initial interest period selected by the Company was weekly, and the initial weekly interest rate was 3.75% per annum. Please see further discussion in Footnote 4 of the financial statements accompanying this Form 10-Q.







































                                 -18-
                                                             FORM 10-Q

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

               The Resolve also directed the Maine Public Utilities Commission (MPUC) to conduct a study to develop at least two plans for the orderly transition to retail competition in the electric utility industry in Maine and to submit a report of its findings by January 1, 1997. One plan would be designed to achieve "... full retail market competition for purchases and sales of electric energy by the year 2000" and the other to achieve a more limited form of competition. The Resolve also stated that the MPUC's findings would have no legal effect, but would "... provide the Legislature with information in order to allow the Legislature to make informal decisions when it evaluates these plans."

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

               On July 19, 1996, the MPUC issued its Draft Plan in this matter, which, in its own terms, represents the MPUC's "preliminary view" on how to restructure Maine's electric


                                 -20-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued


               utility industry. The Draft Plan recommends the following:

                    .    As of January, 2000, all Maine consumers would
                    have the option to choose an electric power supplier.

                    .    As of January, 2000, Maine would not regulate,
                    as public utilities, companies producing or selling electric power.

                    .    Regulated public utilities would continue to
                    provide electric transmission and distribution services.

                    .    As of January, 2000, the Company, Central
                    Maine Power Company (CMP) and Bangor Hydro-Electric Company (BHE), the State's three largest electric utilities, would be required to structurally separate their generation assets and functions from transmission and distribution functions. CMP and BHE would be required to fully divest themselves of their generation assets by 2006. The Draft Plan does not recommend generation divestiture for the Company. Instead, the MPUC requested additional comment "on whether MPS should be required to divest its generation assets as described [in this Draft Plan], by another method, or not at all."

                    .    All contracts between the utilities and any
                    qualifying facilities under PURPA will remain with the transmission and distribution companies.

                    .    The utilities should be provided a reasonable
                    opportunity to fully recover its generation-related stranded costs. All of the Company's anticipated stranded costs are generation-related.

               The MPUC has requested comment on its Draft Plan by August 30, 1996. These comments could result in the MPUC's modification of its preliminary recommendations. Moreover, because the MPUC's final recommendation will not have any binding legal effect, this issue must ultimately be resolved by the Maine Legislature. Many parties to this proceeding have taken positions that vary

                                 -21-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               substantially from those set forth in this Draft Plan and those parties can be expected to advocate their positions before the Legislature. The Company cannot, therefore, predict what form the restructuring of Maine's electric utility industry will ultimately take or what effect that restructuring will have on the Company's business operations or financial results.

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

               The Company will also be permitted to defer an amount of $1.5 million annually of the costs of the W/S purchases over the term of the rate plan. The approved rate plan provides that the Company can seek recovery of this deferred amount (up to a total of $6 million) in rates beginning in the year 2001, after the current term of the W/S contract has expired. The Company will further amortize over the four years of the rate plan, $300,000, net of income taxes, in deferred fuel with the remainder, approximately $1.3 million, net of income taxes, being deferred until the year 2000.




                                 -23-
                                                             FORM 10-Q

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


                                 -24-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

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



                                 -25-
                                                             FORM 10-Q

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

               On January 2, 1996, McCain Foods, Inc., which had objected to the Stipulation, appealed the MPUC's approval of the rate plan to the Maine Supreme Judicial Court. This action was docketed as PUC 96-13. On March 20, 1996, the Company and McCain Foods filed with the Commission a Power Purchase Agreement under which McCain agreed to purchase all its electrical requirements from the Company through 2000. On April 29, 1996, the MPUC approved the Agreement and McCain dismissed its appeal shortly thereafter.

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


                                 -26-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

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







                                 -27-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

          (d) Maine Public Service Company, Request For Open Access Transmission Tariff, FERC Docket No. ER 95-836-000.

               On March 31, 1995, the Company filed an open access transmission tariff with the Federal Energy Regulatory Commission (FERC). This tariff provides fees for various types and levels of transmission and transmission-related services that are required by transmission customers.
               The tariff, as filed, substantially increases some of the fees for transmission services and provides separate fees for various transmission-related services. On May 31, 1995, the FERC approved the filed tariff, subject to refund. The filing has been vigorously contested by the Company's wholesale customers. In April, 1996, the FERC issued Order 888, a final rule on open transmission access and stranded cost recovery. As a result, the Company refiled its tariff on July 9, 1996 to comply with the Order. Utilities are required to file tariffs under which they would provide transmission services, comparable to that which they provide themselves, to third parties on a non-discriminatory basis. A decision by the FERC is not expected until later in 1996. The Company cannot predict FERC's ultimate decision in this matter.


          (e) Maine Public Service Company, Proposed Increase in Rates (Rate Design), MPUC Docket No. 95-052.

               On June 15, 1995, the MPUC issued an order bifurcating the Company's request for rate design from the revenue requirement portion of this docket (see item (b) above). Based upon marginal cost of service principles, the Company has proposed a substantial redesign of its current rates. For example, under the Company's proposed rates for large industrial customers would have decreased from their current level by nearly 8%, while rates for residential customers would have increased by over 8%. The Company's proposals were vigorously contested by the MPUC Staff and the Public Advocate, who propose only a small decline for large industrial customers and a very minor increase for residential. Hearings were held on this matter before the MPUC on March 14 and 15, 1996.




                                 -28-
                                                             FORM 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               On June 26, 1996, the MPUC issued its Order in this matter. The MPUC found that, despite some infirmities in the Company's supporting data, the Company was entitled to a more substantial reallocation of its rates than advocated by the MPUC Staff and Public Advocate. As a result, rates for large industrial customers will decrease by approximately 4.5%, while rates for residential and commercial customers will increase by approximately 1% and 3%, respectively. These changes became effective June 29, 1996.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders, held on May 14, 1996, the only matter voted upon was the uncontested election of the following directors to serve until the 1999 Meeting of Stockholders, each of whom received the votes shown:

                                                       Non-voters and
Nominee                  For            Against        Abstentions

D. James Daigle       1,380,715         22,433           214,102
Deborah L. Gallant    1,374,834         28,314           214,102
G. Melvin Hovey       1,379,191         23,957           214,102
Walter M. Reed, Jr.   1,374,834         24,219           218,197

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - none.

          (b)  Reports on Form 8-K.

               A Form 8-K was filed on July 25, 1996, under Item 5, Other Material Events.








                                 -29-

                                                             FORM 10-Q

                PART II.  OTHER INFORMATION - Continued


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date:  August 8, 1996              Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance, Administration and Treasurer