Form 10-Q
period 1996-09-30
MAINE PUBLIC SERVICE CO
filed 1996-11-12
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For Quarter Ended  September 30, 1996    Commission File Number   1-3429


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


                                                             Form 10-Q

                        PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including a statement of consolidated operations for the three and nine months ended September 30, 1996 and for the corresponding period of the preceding year; a consolidated balance sheet as of September 30, 1996, and as of December 31, 1995, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 1996, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the companies at September 30, 1996 and December 31, 1995, and the results of their operations for the three and nine months ended September 30, 1996 and their cash flows for the nine months ended September 30, 1996.































                                      -2-
                      MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                        STATEMENTS OF CONSOLIDATED OPERATIONS
                                    (Unaudited)
                    (Dollars in Thousands Except Per Share Amounts)

                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                       1996        1995        1996      1995


Operating Revenues                   $12,584     $12,265     $43,168   $40,591
Operating Expenses
   Purchased Power                     8,250       7,970      24,198    23,460
   Other Operation and Mainten         3,198         944       9,572     5,600
   Depreciation and Amortization         959       1,070       3 018     3,210
   Taxes Other Than Income               386         363       1,247     1,197
   Provision for Income Taxes           (345)        502       1,319     2,071
        Total Operating Expens        12,448      10,849      39,354    35,538
Operating Income                         136       1,416       3,814     5,053
Other Income (Deductions)
   Equity in Income of Associated Cos.    81          91         263       267
   Allowance for Equity Funds Used
      During Construction                  1           1           6         3
Other Income Taxes                       (64)        (14)        (85)      (67)
   Other - Net                            67          33          56        33
Total                                     85         111         240       236
Income Before Interest Charges           221       1,527       4,054     5,289
Interest Charges
   Long-Term Debt and Notes Pa           877         938       2,652     2,821
   Less Allowance for Borrowed Funds
      Used During Construction            (1)          0          (3)       (1)
Total                                    876         938       2,649     2,820
Net Income (Loss) Available for
   Common Stock                        ($655)       $589      $1,405    $2,469

Average Shares Outstanding (000's)     1,617       1,617       1,617     1,617
Earnings (Loss) Per Share of
    Common Stock                      ($0.40)      $0.36       $0.87     $1.53
Dividends Declared per Common Stock    $0.46       $0.46       $1.38     $1.38





The accompanying notes are an integral part of these financial statements.







                                 -3-


               MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)
                                                   September 30  December 31,
                 ASSETS                                1996        1995
                                                   (Unaudited)
Utility Plant
   Electric Plant in Service                         $88,790    $88,648
   Less Accumulated Depreciation                      41,377     39,674
      Net Electric Plant in Service                   47,413     48,974
   Construction Work-in-Progress                       2 457        427
        Total                                         49,870     49,401
Investment in Associated Companies
   Maine Yankee Atomic Power Company                   3,583      3,576
   Maine Electric Power Company, Inc.                     65         65
        Total                                          3,648      3,641
        Net Utility Plant and Investments             53,518     53,042
Current Assets
   Cash and Temporary Investments                      1,541        976
   Deposits for Interest and Dividends                   805        744
   Accounts Receivable - Net                           4,443      6,226
   Unbilled Base Revenue                               1,195      1,472
   Deferred Fuel and Purchased Energy                    125        125
   Current Deferred Income Taxes                         159        232
   Inventory                                           1,255      1,244
   Prepayments                                         1,320        543
      Total                                           10,843     11,562
Other Assets
   Restricted Investment                               4,818          0
   Recoverable Seabrook Costs                         28,078     29,146
   Regulatory Asset - SFAS 109 & 106                  13,660     13,746
   Deferred Fuel and Purchased Energy                  3,607      2,575
   Other                                               3,535      4,003
      Total                                           53,698     49,470
Total Assets                                        $118,059   $114,074

               CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                                   $13,071    $13,071
      Paid-in Capital                                     38         38
      Retained Earnings                               30,735     31,562
      Treasury Stock, at cost                         (5,714)    (5,714)
         Total                                        38,130     38,957
      Long-Term Debt (less current maturities)        39,805     36,120
Current Liabilities
   Long-Term Debt Due Within One Year                  1,315      1,315
   Notes Payable                                       3,000      1,400
   Accounts Payable                                    4,140      5,231
   Dividends Declared                                    744        744
   Customer Deposits                                      66         79
   Interest and Taxes Accrued                            611      1,124
      Total                                            9,876      9,893
Deferred Credits
   Deferred Income Tax                                24,665     24,997
   Investment Tax Credits                                739        795
   Deferred Revenues                                     556        354
   Miscellaneous                                       4,288      2,958
      Total                                           30,248     29,104
Total Capitalization and Liabilities                $118,059   $114,074
The accompanying notes are an integral part of these financial statements.

                                        -4-













































             MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                Statements of Consolidated Cash Flows
                             (Unaudited)
                        (Dollars in Thousands)
                                                        Nine Months Ended
                                                          September 30,
                                                          1996       1995
Cash Flow From Operating Activities
   Net Income                                           $1,405     $2,469

Adjustments to Reconcile Net Income to Net Cash
   Provided by Operations
   Depreciation and Amortization                         1,955      1,929
   Amortization of Seabrook Costs                        1,064      1,281
   Income on Tax Exempt Bonds-Restricted Funds             (68)         0
   Deferred Income Taxes                                  (317)     2,453
   AFUDC                                                    (9)        (3)
   Change in Deferred Fuel & Purchased Energy           (1,031)         0
   Change in Deferred Regulatory and Debt Issuance Costs   850     (1,976)
   Change in Deferred Revenues                             202        213
   Change in Benefit Obligation                          1,038        201
   Change in Current Assets and Liabilities               (346)    (4,215)
   Other                                                   457        (65)
Net Cash Flow from Operating Activities                  5,200      2,287

Cash Flow From Financing Activities
   Dividend Payments                                    (2,232)    (2,232)
   Tax Exempt Bond Issuance Costs                         (399)         0
   Issuance of Tax-Exempt Bonds                         15,000          0
   Drawdown on Tax Exempt Bonds Proceeds                   250          0
   Retirements on Long-Term Debt                       (11,315)       (65)
   Short-Term Borrowings, Net                            1,600      1,000
Net Cash Flow Provided By(Used For)Financing Activities  2,904     (1,297)

Cash Flow Used For Investing Activities
   Investment in Electric Plant                         (2,539)    (2,721)
   Investment in Restricted Funds                       (5,000)         0
   Net Cash Used For Investment Activities              (7,539)    (2,721)

Increase (Decrease) in Cash and Temporary Investments      565     (1,731)
Cash and Temporary Investments at Beginning of Year        976      2,618
Cash and Temporary Investments at End of Period         $1,541       $887

Change in Current Assets and Liabilities Providing
   Cash From Operating Activities
      Accounts Receivable                               $1,782       $364
      Unbilled Revenue                                     277        546
      Inventory                                            (11)        12
      Deferred Fuel and Purchased Energy Costs               0     (4,225)
      Other Current Assets                                (777)      (664)
      Accounts Payable & Accrued Expenses               (1,604)      (242)
      Other Current Liabilities                            (13)        (6)
   Total Change                                          ($346)   ($4,215)

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                             $3,219     $3,353
   Income Taxes                                         $2,371       $396

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



2.  IMPLEMENTATION OF MULTI-YEAR RATE PLAN

   As explained in the legal proceedings section of the Form 10-Q, item 1(b), the MPUC approved a four-year rate plan on November 13, 1995. The Company wrote off approximately $8,340,000, net of income taxes, in 1995. The write-offs consisted of $4,846,000, net of income taxes, of the Company's investment in the Seabrook nuclear power project previously allocated to the wholesale customers and $1,390,000, net of income taxes, of other wholesale plant and regulatory assets, classified as extraordinary items. In addition, $2,104,000, net of income taxes, of deferred retail fuel representing replacement power costs incurred during the 1995 Maine Yankee outage, were also charged to operations. Item
   1(b) also details the significant accounting orders that became effective January 1, 1996 concerning the deferral of $902,000, net of income taxes, annually of Wheelabrator-Sherman purchases, the five year amortization of the Company's $1.3 million, net of income taxes, share of the Maine Yankee sleeving repair costs, the $638,000, net of income taxes, amortization over ten years of deferred post-retirement benefits other than pensions (SFAS 106). In addition, Item 1(b) discusses the five year amortization of the $139,000 deferral of pension expenses and $92,000 deferral of early retirement expenses, both net of income taxes, related to the lay-up of the Caribou Steam Units and the four year amortization of $300,000, net of tax, of deferred fuel from the December 31, 1995 balance.
                                   -6-


   The elimination of the fuel clause reconciliation with the associated fuel revenue accounting mechanism complicates quarter-to-quarter earnings comparisons for 1996 to 1995. The prior fuel revenue accounting mechanism smoothed the recognition of fuel expenses over the annual fuel reconciliation period. With higher winter rates for our commercial and industrial customers and the elimination of the fuel clause, earnings will be higher during the winter months than during the summer months when rates charged to those customers are approximately 25% lower.

   The recoverable Seabrook costs represent costs to be charged to retail customers, in accordance with previous rate orders. They are as follows:

                        Retail                              $ 43,136
                        Accumulated Amortization              15,058
                        Retail, Net                           28,078
                        Wholesale                             10,051
                        Accumulated Amortization              (3,826)
                        Write-0ff                             (6,225)
                        Wholesale, Net                            -
                          Total                             $ 28,078

3.  INCOME TAXES

   A summary of Federal and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)".

      (Dollars in Thousands)        Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                       1996       1995     1996      1995
      Current income taxes          $  (211)  $  (440)  $ 1,721   $  (315)
      Deferred income taxes             (51)      976      (261)    2,511
      Investment credits                (19)      (20)      (56)      (58)
      Total income taxes            $  (281)  $   516   $ 1,404   $ 2,138

      Allocated to:
      Operating Income              $  (345)  $   502   $ 1,319   $ 2,071
      Other income                       64        14        85        67
      Total                         $  (281)  $   516   $ 1,404   $ 2,138

   The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of September 30, 1996 and December 31, 1995.
                                            (Dollars in Thousands)
                                          September 30,   December 31,
                                               1996            1995
      Seabrook                              $15,892         $16,071
      Property                                8,535           8,396
      Regulatory expenses                     1,125             915
      Deferred fuel and purchased energy        990           1,027
      Investment tax credits                   (528)           (528)
      Pension and postretirement
       benefits                                (631)           (262)
      Other                                    (718)           (622)
      Net accumulated deferred income
       taxes                                $24,665         $24,997



                                    -7-













































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

   On June 19, 1996, the Maine Public Utilities Financing Bank (MPUFB) issued $15 million of its tax-exempt bonds due April 1, 2021 (the "1996 Series") on behalf of the Company. The proceeds of the new 1996 Series were used to refund the 1991 Series through the payment of the refunding note from Fleet Bank of Maine and provides $5 million for the acquisition of qualifying property, of which $4.8 million remains in trust as of September 30, 1996. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for an initial term of three years to be issued by the Bank of New York for the benefit of the holders of such bonds. To secure the Company's obligations under the letter of credit and reimbursement agreement, the Company issued a second mortgage bond to the Bank of New York, as Agent, under the reimbursement agreement, in the amount of $15,875,000. The Company has the option of selecting weekly, monthly, annual or term interest rate periods for the 1996 Series, and has initially selected the weekly interest period. After considering issuance costs and credit enhancement fees, the effective interest rates to date have ranged from 4.61% to 5.96% per annum.

5.  DISCONTINUANCE OF SFAS 71 FOR WHOLESALE BUSINESS SEGMENT
   The wholesale market for electric power is now competitive, as evidenced by the Company's loss of a major wholesale customer, Houlton Water Company. The rates that the Company is now charging its remaining wholesale customers are based on market pricing and not rate base/rate of return regulatory formulas. For this reason, the Company has discontinued the application of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation," for its wholesale business jurisdiction. These write-offs taken in November, 1995 were classified as extraordinary items associated with the discontinuance.

                                    -8-















































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












































                                      -9-
                                                              Form 10-Q
                        PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income
          Statements
                    Results of Operations

          Earnings (loss) per share and net income (loss) available for common stock for the three months ended September 30, 1996 along with the corresponding information for the previous year are as follows:
                                        Three Months Ended
                                          September 30

                                        1996      1995

          Earnings (loss) per share     $(.40)    $ .36

          Net income (loss)
          available for Common
          Stock - in Thousands          $(655)    $ 589

          For the third quarter of 1996 compared to the same quarter last year, the decrease in consolidated earnings per share (EPS) of $.76 is attributable to the following:
                                                         EPS
                                                       Increase
                                                      (Decrease)

          Increase in fuel expenses                    $ (.60)

          Increase in Maine Yankee capacity expenses     (.19)

          Decrease due to loss of Houlton Water Company  (.14)

          Increase in retail revenues due to rate
            increases effective January 1, 1996
            and a 1.5% increase in retail sales           .16

          Other                                           .01
               Total                                   $ (.76)
          Under terms of a four-year rate plan approved by the Maine Public Utilities Commission (MPUC), the fuel clause was eliminated with the exception of the annual deferral of $902,000, net of income taxes, of the costs of its purchases from Wheelabrator-Sherman (WS), an independent power producer. The elimination of the fuel clause reconciliation with the associated fuel revenue accounting mechanism complicates quarter-to-quarter earnings comparisons for 1996 to 1995. The prior fuel accounting mechanism smoothed the recognition of fuel expenses over the annual fuel reconciliation period. With higher winter rates for our commercial and industrial customers
                                     -10-

                                                             Form 10-Q
                        PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          and the elimination of the fuel clause, earnings will be higher during the winter months than during the summer months when rates charged to those customers are approximately 25% lower. After considering the WS deferral and the effects of fuel accounting in 1995, fuel expenses for the third quarter of 1996 were $.60 per share more than for the same quarter in 1995. Maine Yankee capacity expenses, including the amortization of the 1995 resleeving expenses, increased in 1996 and further reduced earnings by $.19 per share. The loss of Houlton Water Company as a wholesale customer, due to competitive bidding, also reduced earnings for the third quarter of 1996 by $.14 per share compared to the same period in 1995. Partially offsetting these decreases was a $.16 per share increase as a result of the rate increase effective on January 1, 1996 and a 1.5% increase in retail sales. The January 1, 1996 increase in retail rates was approved by the Maine Public Utilities Commission (MPUC) under the terms of a four-year rate plan.

          Consolidated operating revenues for the quarter ended September 30, 1996 and 1995, are as follows:

                                   1996                  1995

(Dollars in Thousands)          $       MWH     $         MWH

Retail                       10,425   113,381     9,936  111,765
Sales for Resale                460    10,664     1,590   26,344
Total Primary Sales          10,885   124,045    11,526  138,109
Secondary Sales               1,118    49,699       163    5,603
Other Revenues/Rev. Adjust.     581                 576

Total Operating Revenues     12,584   173,744    12,265  143,712










                                     -11-


                                                              Form 10-Q
                        PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          Primary sales in the third quarter of 1996 were 124,045 MWH, a decrease of 14,064 MWH from the same period last year. Sales for resale decreased 15,680 MWH due to the loss of the Company's largest wholesale customer, Houlton Water Company
          (HWC). HWC began purchasing their energy from Central Maine Power on January 1, 1996, resulting from HWC's solicitation for competitive prices in late 1994. In 1995, HWC represented 11.1% of the Company's consolidated MWH sales and 8.4% of consolidated operating revenues. Secondary sales increased by 44,096 MWH, reflecting the availability of Maine Yankee for approximately one-half of the third quarter of 1996 and an increase in power marketing activities. Maine Yankee experienced an unscheduled six-week outage during the third quarter of 1996, while the plant was out of service for the entire quarter in 1995.


          Retail revenues for the third quarter of 1996 were $10,425,000 compared to $9,936,000 for the same period of 1995, reflecting the new retail rates effective January 1, 1996 and a 1.5% increase in
          retail sales.   For 1995, an element of revenues
          was determined using seasonal fuel revenue accounting associated with the prior fuel clause, eliminated with the rate plan, which smoothed the recognition of fuel expenses and the element of revenues over the reconciliation period. Sales for resale revenues decreased in 1996 due to the loss of HWC as discussed above.

          As discussed above, during approximately one-half of the third quarter of 1996, secondary sales of the Company's Wyman Unit No. 4 and Maine Yankee entitlements for varying lengths of time were made at prevailing market rates, representing the Company's power marketing activities. Since Maine Yankee was not available for the same period in 1995, secondary sales for the quarter were limited to Wyman No. 4 entitlements.




                                     -12-
                        PART 1.  FINANCIAL INFORMATION         FORM 10Q

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          For the third quarters ended September 30, 1996 and 1995, total operating expenses were $12,448,000 and $10,849,000, respectively. The changes in operating expenses and energy sources are as follows:

                                             Increase/(Decrease)
          (Dollars in Thousands)                 $        MWH
          Purchased Power Expenses
               Maine Yankee                    668      42,646
               Wheelabrator-Sherman            777       5,064
               NB Power                     (1,286)    (50,013)
               Other Purchases                 121       8,275
                                               280       5,972
          Deferred Fuel                      2,005
          Generating Expenses                 (189)     22,889
          Other Operation & Maint. Expenses    438
          Depreciation and Amortization
            Expenses                          (111)
          Income Taxes                        (847)
          Taxes Other than Income               23
               Total                         1,599      28,861

          Maine Yankee was out of service for all of the third quarter of 1995, while it operated at a 90-percent level of operation for approximately one-half of the third quarter of 1996. Reference is made to the Company's 1995 Annual Report, "Analysis of Financial Condition and Review of Operations - 1995, Maine Yankee", for further discussion of the 12-month outage for sleeving repairs to the plant's steam generator tubes. For an update on Maine Yankee, please see the following section titled, "Maine Yankee Status". The 42,646 MWH increase in Maine Yankee production, a 25,331 MWH increase in hydro production (144% of normal for the third quarter of 1996) and a 5,064 MWH increase in purchases from Wheelabrator-Sherman allowed the Company to reduce purchases from NB Power by 50,013 MWH. These increases also provided the energy for the 44,096 MWH increase in secondary sales mentioned above. During July and August of 1996, with cooler temperatures assisting their production, WS increased production over the comparable period for 1995, resulting in a decrease in 1996

                                     -13-

                        PART 1.  FINANCIAL INFORMATION          Form 10-Q
Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          earnings of approximately $.16 per share compared to the same nine-month period of 1995. However, since WS will reach its contractual limit in early October, purchases then will be substantially lower than for the same month last year, and will result in a positive impact of $.16 per share for October earnings. With the implementation of the rate plan, the change in deferred fuel expenses reflects the elimination for 1996 of the fuel revenue accounting associated with the prior fuel clause, as discussed previously and in the "Legal Proceedings" section of this Form 10-Q, item 1(b). During the third quarter of 1996, under the same rate plan, the Company has deferred $375,000 ($1.5 million annually) of its Wheelabrator-Sherman purchased power costs. Generating expenses decreased by $189,000, primarily due to the Steam
          Units at Caribou being placed on inactive status on January 1, 1996. See "Caribou Units" below for further discussion. Other operation and maintenance expenses increased by $438,000 with $183,000 of the increase in wheeling expenses representing increased power marketing activities and an additional $131,000 in transmission and distribution expenses, primarily due to increased tree trimming activities.

          Maine Yankee Status
          Reference is made to the Company's 1995 Annual
          Report, "Analysis of Financial Condition and
          Review of Operations - 1995, Maine Yankee", for discussion of the 12-month outage for sleeving repairs to the plant's steam generator tubes and Maine Yankee's return to service at 90% of the plant's capacity on January 22, 1996.

          On June 7, 1996, the Nuclear Regulatory Commission
          (NRC) formally notified Maine Yankee that it planned to conduct an "Independent Safety
          Assessment" (ISA) of the Maine Yankee plant in conjunction with the State of Maine to provide an independent evaluation of the safety performance of Maine Yankee and as a "follow-up" to the NRC's
          Office of Inspector General (OIG) report. The NRC stated that the overall goals and objectives of the ISA were: "(a) provide an independent assessment of conformance to the design andlicensing basis; (b) provide an independent assessment of operational safety performance;
          (c) evaluate the effectiveness of license self-
                                     -14-

                        PART 1.  FINANCIAL INFORMATION          Form 10-Q
Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          assessments, corrective actions and improvement plans and; (d) determine root cause(s) of safety significant findings and conclusions." The NRC further informed Maine Yankee that the ISA would be carried out of a team of NRC personnel and contractors who were "independent of any recent or significant involvement with the licensing, regulation or inspection of Maine Yankee."

          On October 7, 1996, the NRC released the ISA report, which dealt with each of its stated goals. In evaluating Maine Yankee's conformance to its licensing basis, the report concluded that Maine Yankee was in general conformance with its licensing basis although significant items of nonconformance were identified.

          With respect to conformance to the plant's design basis, the ISA report found that the quality and availability of design-basis information were good overall. The report concluded that despite uncorrected and previously undiscovered design problems specified in the report, the design basis and compensatory measures adequately supported operation of the plant at a power level of 2440 MWth (the 90-percent operating level). The ISA team further stated in its report that because of issues relating to the containment spray pumps and the component cooling water system, it could not conclude that the design basis supported operation of the plant at 2700 MWth (the 100-percent operating level).

          Addressing its operational safety goal, the ISA report stated that overall, performance in the area of operations was very good. The report identified specific operational strengths in operator performance during routine and transient operating conditions, shift turnovers, use of risk Information, and the involvement of managers in day-to-day operations. Weaknesses noted involved the need for operators to work around certain problems with Maine Yankee equipment during shutdown and startup, manual actions under certain transient operating conditions required by compensatory measures intended to address design weaknesses, log-keeping, and reviews of events following a trip to one of Maine Yankee's instruments or systems. The report also concluded that Maine Yankee maintenance was good overall, but that testing was weak.

                        PART 1.  FINANCIAL INFORMATION          Form 10-Q
Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          Particular maintenance strengths were described.
          The report stated that although the condition of Maine Yankee material was considered good overall, a decline in material condition following the 1995 outage for sleeving the steam-generator tubes and other significant material condition deficiencies were noted by the ISA team. With respect to testing, the report stated that the team identified inadequacies in the scope and rigor of testing and in the evaluation of test results. The
          ISA report also addressed the quality of engineering work, concluding that it was mixed, but good overall, and indicated specific strengths and weaknesses in that area.

          After evaluating Maine Yankee's self-assessments, corrective actions and improvement plans as part of the ISA, the ISA team identified weaknesses in the areas of problem identification and resolution. The report noted that while Maine Yankee self-assessments were generally good, they occasionally failed to identify weaknesses or incorrectly characterized the significance of the findings. Further, the report stated that some corrective actions were not timely and others were ineffective, leading to repetitive problems. The report recognized the general effectiveness of planning, but stated that some weaknesses in implementing improvement plans existed due to resource limitations.

          The ISA team report concluded that overall performance at Maine Yankee was adequate for operation of the plant, and that the deficiencies noted in the report stemmed from two closely related root causes. The report indicated that the root causes were: (1) that economic pressure to be a low-cost energy provider that limited available resources to address corrective actions and some improvements; and
          (2) that a questioning culture was lacking, which had re-sulted in a failure to identify or promptly correct significant problems in areas perceived by Maine Yankee to be of low safety significance.

          The ISA report also identified certain deficiencies and stated that they would be addressed as part of a separate NRC follow-up to clarify NRC expectations for the nuclear power industry. On October 10, 1996, Maine Yankee re-ceived from the NRC a

                        PART 1.  FINANCIAL INFORMATION          Form 10-Q
Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          generic letter that had been sent to substantially all nuclear plant licensees in the United States requesting information to be used to verify compliance with the terms and conditions of the plant's operating license and NRC regulations, and that the plant's updated final safety analysis report properly describes the facilities, as well as to determine if other inspection activities or enforcement action should be taken. The written response must be under oath or affirmation and must be submitted within 120 days of receipt of the generic letter. Maine Yankee believes that it will submit a response satisfying the requirements of the NRC's request within the allotted time period.

          A letter to Maine Yankee from Shirley Ann Jackson, the Chair of the NRC, accompanying the ISA report noted that overall performance at Maine Yankee was considered adequate for operation, but that a number of significant weaknesses and deficiencies identified in the report would result in violations. The letter directed Maine Yankee to provide to the NRC its plan for addressing the root causes of the deficiencies identified by the ISA and stated that the NRC's Region I and Office of Nuclear Reactor Regulation will be responsible for overseeing corrective actions relating to issues identified in the ISA report and for taking any appropriate enforcement actions against Maine Yankee. The NRC held a public meeting on October 10, 1996, in Wiscasset, Maine, at which it discussed the conclusions of the ISA and responded to questions.

          The current allowed operating level for Maine Yankee may be limited to 90% of capacity until completion of the plant's next planned refueling outage, which is now scheduled for September, 1997. The Company cannot predict, however, whether or when Maine Yankee will attain a 100-percent operating level, or the results of the ongoing NRC and U.S. Department of Justice investigations and reviews.

          On July 20, 1996, Maine Yankee brought the plant off line to add pressure relief capacity to the primary component cooling system ("PCCS"). The need to add this relief capacity was determined during a comprehensive review by Maine Yankee of plant systems and equipment. During this review, Maine Yankee

                        PART 1.  FINANCIAL INFORMATION          Form 10-Q
Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          found a possible inadequacy in the ability of the PCCS to allow sufficient pressure to be relieved from the PCCS under design-basis postulated accident conditions. The plant remained shut down following the discovery that a high pressure safety injection pump would not auto-start from the stand-by mode in response to a safety injection actuation signal. A relay was found missing, which led to an expedited review of safety-related logic circuits to determine if there was any other testing that was re-quired before start-up. On September 2, 1996, the plant returned to service, attaining the 90 percent capacity limit. Purchase power replacement costs are approximately $500,000 to $600,000 per month while the plant is out of service.

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

                        PART 1.  FINANCIAL INFORMATION          Form 10-Q
Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


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

          Net cash flows from operating activities were $5,200,000 for the first nine months of 1996. The $2,913,000 increase in net cash flow from operating activities reflects the additional replacement power costs required in 1995 due to the extended resleeving outage at Maine Yankee. In 1991, $10,000,000 of tax-exempt bonds were issued and in June, 1996, were refinanced with a new $15,000,000 issue, with the remaining $5,000,000 deposited with the trustee to be withdrawn based on qualified property additions and for issuance costs of $250,000. See "New Financing" below for further discussion. For the period, $2,539,000 was invested in electric plant, $2,232,000 was paid in dividends and $1,315,000 was used to reduce long-term debt. Short-term borrowings increased by $1,600,000 for working capital and construction requirements. A draw down from the tax-exempt bond proceeds of approximately $2 million based on qualifying property is expected between late November and early January to offset these short-term borrowings.

          For the nine months ended September 30, 1995, net cash flows from operating activities were $2,287,000. For the first nine months of 1995, the Company invested $2,721,000 in electric

                        PART 1.  FINANCIAL INFORMATION          Form 10-Q
Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)


          plant, paid $2,232,000 in dividends, and reduced long term debt by $65,000. Short-term borrowings of $1 million were required to fund the previously mentioned replacement power purchases during the Maine Yankee outage.

          See "Legal Proceedings", paragraph 1(b) of this Form 10-Q for a description of the multi-year rate plan approved by the Maine Public Utilities Commission in November, 1995, effective January 1, 1996. The rate plan will assist the Company in dealing with the economic uncertainties that lay ahead with the loss of Loring and Houlton. The Plan provides stable, predictable rates for our customers, economic development rates to encourage investment in our service territory, and competitive returns for our share-holders.

          New Financing

          On June 19, 1996, the Maine Public Utilities Financing Bank (MPUFB) issued $15 million of its tax-exempt bonds due April 1, 2021 (the "1996 Series") on behalf of the Company. The pro-ceeds of the new 1996 Series were used to refund the $10 million 1991 tax-exempt Series through the payment of a refunding note from Fleet Bank of Maine and provides $5 million for the acquisition of qualifying property. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for an initial term of three years to be issued by the Bank of New York for the benefit of the holders of such bonds.
          To secure the Company's obligations under the letter of credit and reimbursement agreement, the Company issued a second mortgage bond to the Bank of New York, as Agent, under the reimbursement agreement, in the amount of $15,875,000. The Company has the option of selecting weekly, monthly, annual or term interest rate periods for the 1996 Series. The initial interest period selected by the Company was weekly and, after considering issue costs and credit enhancement fees, the effective interest rates to date have ranged from 4.61% to 5.96% per annum. Please see further

                        PART 1.  FINANCIAL INFORMATION          Form 10-Q
Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          discussion in Footnote 4 of the financial statements accompanying this Form 10-Q.

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

               On July 19, 1996, the MPUC issued its Draft Plan in this matter, which, in its own terms, represents the MPUC's "preliminary view" on how to restructure Maine's electric
                                     -23-
                                                 FORM 10-Q
                PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               utility industry. The Draft Plan recommends the following:

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

               The MPUC has received numerous comments on its Draft Plan. These comments could result in the MPUC's modification of its preliminary recommendations. Moreover, because the MPUC's final recommendation will not have any binding legal effect, this issue must ultimately be resolved by the Maine Legislature. Many parties to this proceeding have taken positions that vary




                                     -24-
                                                 FORM 10-Q
                PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued


               substantially from those set forth in this Draft Plan and those parties can be expected to advocate their positions before the Legislature. The Company cannot, therefore, predict what form the restructuring of Maine's electric utility industry will ultimately take or what effect that re-structuring will have on the Company's business operations or financial results.

          (b) Multi-year Rate Plan is Approved for the Company by the MPUC in Maine Public Service Company Re: Proposed Increase in Retail Rates, MPUC Docket No. 95-052

               On May 1, 1995, Maine Public Service Company filed with the Maine Public Utilities Commission a proposed in-crease in the rates it charges its retail customers. The Company at the same time filed a five-year rate plan requesting new rates beginning in January, 1996 as detailed below. Reference is made to the Company's Form 10-Q for the quarter ended June 30, 1995 for a complete description of the Company's filed rate plan.

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

               The Company will also be permitted to defer an amount of $1.5 million annually of the costs of the Wheelabrator-Sherman (WS) purchases over the term of the rate plan.
               The approved rate plan provides that the Company can seek recovery of this deferred amount (up to a total of $6 million) in rates beginning in the year 2001, after the current term of the WS contract has expired. The
               Company will further amortize over the four years of the rate plan, $300,000, net of income taxes, in deferred fuel with the remainder, approximately $1.3 million, net of income taxes, being deferred until the year 2000.



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

               All deficiencies of 300 or more basis points below the target ROE will be shared equally by share-holders and customers. All earnings of 300 or more basis points above the target ROE must first be applied to reduce any of deferred WS costs described above. Any re-maining excess earnings will be shared equally by customers and shareholders.

               The plan also allows the Company to terminate the rate plan and file for rate increases under traditional rate application procedures if its earnings fall 500 or more basis points below the target ROE during any twelve-month period during the term of the plan.

               The method agreed to by the parties for measuring earned ROE for the purpose of the profit-sharing mechanism and rate termination provision described above, allocates various revenues and expenses between the wholesale and retail jurisdictions using allocators that, in part,
                                     -27-
                                                 FORM 10-Q
                PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued

               reflect the Company's 1994 allocations. With the loss of sales to Houlton Water Company in 1996, the Company estimates that the use of the agreed-upon allocators will produce a calculation of earnings for the profit-sharing and termination mechanisms that could be as much as 400 basis points above the Company's actual financial ROE. Because of this disparity, the Stipulation provides that the agreed-upon allocation methodology will not apply if the use of those allocators will require the Company to write off any additional assets in accordance with Generally Accepted Accounting Principles (GAAP). In that event, the parties have agreed to develop a different method for calculating profit-sharing and termination that will not require the Company to write off any additional assets.

               The plan also provides that if either Maine Yankee or WS cease operation for more than six months, the Company shall be allowed to adjust its allowed rate increases by 50% of the net costs or net savings resulting from the outage, together with any carrying costs on the balance deferred. Any net costs or net savings during the first six months of the outage would accrue entirely to shareholders.

               The plan further contains a mechanism for allocating the savings resulting from any restructuring of the WS contract during the term of the plan. Any savings would be allocated first to the WS deferred costs accumulating at $1.5 million annually, then to the deferred fuel balance as of December 31, 1995 being deferred until 2000, next to eliminate any on-going WS deferrals and finally, any savings that remain will be allocated 95% to customers and 5% to shareholders.

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





                                     -29-
                                                 FORM 10-Q
                PART II.  OTHER INFORMATION

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








                                     -30-
                                                 FORM 10-Q
                PART II.  OTHER INFORMATION

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


          (e) Maine Public Service Company, Proposed Increase in Rates (Rate Design), MPUC Docket No. 95-052.

               On June 15, 1995, the MPUC issued an order bifurcating the Company's request for rate design from the revenue re-quirement portion of this docket (see item (b) above). Based upon marginal cost of service principles, the Company has proposed a substantial redesign of its current rates. For example, under the Company's proposed rates for large industrial customers would have decreased from their current level by nearly 8%, while rates for residential customers would have increased by over 8%.
               The Company's proposals were vigorously contested by the MPUC Staff and the Public Advocate, who propose only a small decline for large industrial customers and a very minor increase for residential. Hearings were held on this matter before the MPUC on March 14 and 15, 1996.





                                     -31-
                                                 FORM 10-Q
                PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - Continued


               On June 26, 1996, the MPUC issued its Order in this matter. The MPUC found that, despite some infirmities in the Company's supporting data, the Company was en-titled to a more substantial reallocation of its rates than advocated by the MPUC Staff and Public Advocate. As a result, rates for large industrial customers will decrease by approximately 4.5%, while rates for residential and commercial customers will increase by approximately 1% and 3%, respectively. These changes became effective June 29, 1996.

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


Date:  November 12, 1996           Larry E. LaPlante

                                   Larry E. LaPlante, Vice President
                                   Finance, Administration and Treasurer







                                     -32-

\TEXT>
/DOCUMENT>