Form 10-Q
period 1997-03-31
MAINE PUBLIC SERVICE CO
filed 1997-05-12
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For Quarter Ended    March 31, 1997    Commission File Number   1-3429


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .


                (APPLICABLE ONLY TO CORPORATE ISSUERS:)

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Common Stock, $7.00 par value - 1,617,250 shares

                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter ended March 31, 1997, and for the corresponding period of the preceding year; a consolidated balance sheet as of March 31, 1997, and as of December 31, 1996, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 1997, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the companies at March 31, 1997 and December 31, 1996, and the results of their operations for the three months ended March 31, 1997 and their cash flows for the three months ended March 31, 1997.

                    MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                       STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (Unaudited)
                   (Dollars in Thousands Except Per Share Amounts)

                                                    Three Months Ended
                                                        March 31,
                                                     1997        1996

Operating Revenues                                  $15,368     $15,756
Operating Expenses
   Purchased Power                                   10,694       7,504
   Other Operation and Maintenance                    2,837       3,385
   Depreciation                                         627         631
   Amortization                                         409         399
   Taxes Other Than Income                              446         443
   Provision (Benefit) for Income Taxes                (166)      1,099
      Total Operating Expenses                       14,847      13,461
Operating Income                                        521       2,295
Other Income (Deductions)
   Equity in Income of Associated Companies             110          92
   Allowance for Equity Funds Used During
     Construction                                         4           2
   Other Income Taxes                                   (44)        (10)
   Other - Net                                            3          (6)
Total                                                    73          78
Income Before Interest Charges                          594       2,373
Interest Charges
   Long-Term Debt and Notes Payable                     850         923
   Less Allowance for Borrowed Funds
      Used During Construction                           (2)         (1)
Total                                                   848         922
Net Income (Loss) Available for Common Stock           (254)      1,451
Average Shares Outstanding (000's)                    1,617       1,617
Earnings (Loss) Per Share of Common Stock            ($0.16)      $0.90
Dividends Declared per Common Share                   $0.25       $0.46


     The accompanying notes are an integral part of these financial statements.

                MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                         (Dollars in Thousands)

                                                March 31,   December 31,
               ASSETS                             1997         1996
Utility Plant
   Electric Plant in Service                     $90,570     $91,224
   Less Accumulated Depreciation                  41,760      41,670
      Net Electric Plant in Service               48,810      49,554
   Construction Work-in-Progress                   1,021         461
        Total                                     49,831      50,015
Investment in Associated Companies
   Maine Yankee Atomic Power Company               3,672       3,585
   Maine Electric Power Company, Inc.                 95          74
        Total                                      3,767       3,659
        Net Utility Plant and Investments         53,598      53,674
Current Assets
   Cash and Temporary Investments                  1,369       1,291
   Deposits for Interest and Dividends               467         805
   Accounts Receivable - Net                       5,473       5,021
   Unbilled Base Revenue                           1,343       1,653
   Deferred Fuel and Purchased Energy                125         125
   Current Deferred Income Taxes                     163         222
   Inventory                                       1,310       1,194
   Prepayments                                       772         959
      Total                                       11,022      11,270
Other Assets
   Restricted Investment                           3,650       4,055
   Recoverable Seabrook Costs                     27,367      27,722
   Regulatory Asset - SFAS 109 & 106              12,671      12,713
   Deferred Fuel and Purchased Energy              4,294       3,951
   Other                                           3,268       3,329
      Total                                       51,250      51,770
Total Assets                                    $115,870    $116,714

       CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                               $13,071     $13,071
      Paid-in Capital                                 38          38
      Retained Earnings                           30,039      30,697
      Treasury Stock, at cost                     (5,714)     (5,714)
         Total                                    37,434      38,092
      Long-Term Debt (less current maturities)    39,780      39,805
Current Liabilities
   Long-Term Debt Due Within One Year              1,315       1,315
   Notes Payable                                   1,800       1,400
   Accounts Payable                                5,148       5,475
   Dividends Declared                                404         744
   Customer Deposits                                  58          62
   Interest and Taxes Accrued                        635         962
      Total                                        9,360       9,958
Deferred Credits
   Deferred Income Tax                            23,881      23,694
   Investment Tax Credits                            702         720
   Deferred Revenues                                 691         630
   Miscellaneous                                   4,022       3,815
      Total                                       29,296      28,859
Total Capitalization and Liabilities            $115,870    $116,714

     The accompanying notes are an integral part of these financial statements.

                    MAINE PUBLIC SERVICE COMPANY
                  Statement of Consolidated Cash Flows
                             (Unaudited)
                       (Dollars in Thousands)

                                                       Three Months Ended
                                                              March 31,
                                                          1997       1996

Cash Flow From Operating Activities
   Net Income (Loss)                                     ($254)     $1,451

Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operations
   Depreciation                                            627         630
   Amortization                                             54          45
   Amortization of Seabrook Costs                          355         355
   Income on Tax Exempt Bonds-Restricted Funds             (46)          0
   Deferred Income Taxes                                   239        (252)
   AFUDC                                                    (6)         (2)
   Change in Deferred Fuel & Purchased Energy             (344)       (344)
   Change in Deferred Regulatory and Debt Issuance Costs   (65)        391
   Change in Deferred Revenues                              62          92
   Change in Benefit Obligation                            197         606
   Change in Current Assets and Liabilities               (730)        295
   Other                                                   107         158
Net Cash Flow from Operating Activities                    196       3,425

Cash Flow From Financing Activities
   Dividend Payments                                      (404)       (744)
   Redemption of Tax Exempt Bonds                            0     (10,000)
   Drawdown of Tax Exempt Bonds Proceeds                   450           0
   Retirements on Long-Term Debt                           (25)        (25)
   Tax Exempt Bond Refunding Note                            0      10,000
   Short-Term Borrowings, Net                              400      (1,400)
Net Cash Flow Provided By (Used In) Financing Activities   421      (2,169)

Cash Flow Used For Investing Activities
   Investment in Electric Plant                           (539)       (552)
   Net Cash Used For Investment Activities                (539)       (552)

Increase in Cash and Temporary Investments                  78         704
Cash and Temporary Investments at Beginning of Year      1,291         976
Cash and Temporary Investments at End of Period         $1,369      $1,680

Change in Current Assets and Liabilities Providing
   Cash From Operating Activities
      Accounts Receivable                                ($452)       $689
      Unbilled Revenue                                     310          89
      Inventory                                           (115)        (76)
      Prepayments                                          187          37
      Accounts Payable & Accrued Expenses                 (655)       (434)
      Other Current Liabilities                             (5)        (10)
   Total Change                                          ($730)       $295

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                             $1,301      $1,601
   Income Taxes (1997 is net of a $500,000 refund)       ($390)       $127

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

   The accompanying unaudited consolidated financial statements should be read in conjunction with the 1996 Annual Report, an integral part of Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the 1996 Form 10-K. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements of the Company's Annual Report filed with the Form 10-K. For interim reporting purposes, these same accounting policies are followed.

   For purposes of the statements of consolidated cash flows,the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be temporary equivalents.



2.  IMPLEMENTATION OF MULTI-YEAR RATE PLAN

   A four-year rate plan, approved by the MPUC on November 13, 1995, provided retail rate increases of 4.4% on January 1, 1996 and 2.9% on February 1, 1997. The Company has the right to receive additional annual increases in retail rates of 2.75% on February 1, 1998 and February 1, 1999. Several significant accounting orders that became effective January 1, 1996 included the deferral of $902,000, net of income taxes, annually of Wheelabrator-Sherman purchases, the five year amortization of the Company's $1.3 million, net of income taxes, share of the Maine Yankee 1995 sleeving repair costs, and the $638,000, net of income taxes, amortization over ten years of deferred post-retirement benefits other than pensions (SFAS 106). In addition, the plan allows the five year amortization of the $139,000 deferral of pension expenses and $92,000 deferral of early retirement expenses, both net of income taxes, related to the lay-up of the Caribou Steam Units and the four year amortization of $300,000, net of tax, of deferred fuel from the December
   31, 1995 balance.

   With higher winter rates for our commercial and industrial customers and the elimination of the fuel clause, revenues will be higher during the winter months than during the summer months when rates charged to those customers are approximately 25% lower.

                                    -6-
3.  INCOME TAXES

   A summary of Federal and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions (benefits) included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)".

      (Dollars in Thousands)        Three Months Ended
                                         March 31,
                                      1997       1996
      Current income taxes          $  (361)  $ 1,361
      Deferred income taxes             257      (233)
      Investment credits                (18)      (19)
      Total income taxes            $  (122)  $ 1,109

      Allocated to:
      Operating Income              $  (166)  $ 1,099
      Other income                       44        10
      Total                         $  (122)  $ 1,109

   The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of March 31, 1997 and
   December 31, 1996.
                                              (Dollars in Thousands)
                                             March 31,    December 31,
                                               1997           1996
      Seabrook                              $15,214         $15,273
      Property                                8,121           8,104
      Regulatory expenses                     1,402           1,201
      Investment tax credits                   (478)           (478)
      Pension and postretirement
       benefits                                (627)           (670)
      Other                                     249             264
      Net accumulated deferred income
       taxes                                $23,881         $23,694

4.  AMENDMENTS OF INTEREST COVERAGE TESTS IN FINANCIAL INSTRUMENTS

    The Company owns 5% of the Common Stock of Maine Yankee Atomic Power Company (Maine Yankee). As a result of an extended Maine Yankee outage that began December 6, 1996 which may last through the summer of 1997, the Company has been incurring replacement power costs of approximately $170,000 per week. In addition, the Company is responsible for additional operating costs during 1997 of $2.3 million associated with an Independent Safety Assessment of Maine Yankee by the Nuclear Regulatory Commission. Further costs are being incurred as Entergy Corporation has begun providing management services to Maine Yankee. Additional costs may also be expected, if the complexity of cable separation and associated issues require an extended period for their resolution. These additional costs will adversely impact the Company's 1997 financial results.
                                    -7-

   The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 revenue bonds contain interest coverage tests that the Company must satisfy to avoid default. On March 28, 1997, the Company and the Banks agreed on amendments to the revolving credit agreement and letter of credit and reimbursement agreement which adjust the interest coverage tests to exclude Maine Yankee incremental replacement power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million as collateral for the maximum amount of Company's obligations under the revolving credit agreement. Both amendments required the issuance of the first mortgage bond on or before May 15, 1997. On April 28, 1997 the Maine Public Utilities Commission approved the issuance of the first mortgage bonds, and the Company issued the bonds on May 5, 1997. Without the amendments, the Company would have been in violation of the interest coverage tests for the twelve months ended March 31, 1997 and would have been in default on these instruments.


   As mentioned above, the amendments to the Company's revolving credit agreement and letter of credit and reimbursement agreement only exclude Maine Yankee incremental replacement power costs through September 30, 1997. If Maine Yankee does not return to service prior to September 30, 1997, interest coverage tests for periods after September 30, 1997 would be required to reflect any incremental Maine Yankee replacement power costs after that date. The Company cannot predict whether or not these tests will be met for the fourth quarter of 1997.



























                                    -8-

Item 2.   Management's Analysis of Quarterly Income            Form 10-Q
          Statements

                          Results of Operations

          Earnings (loss) per share and net income (loss) available for common stock for the three months ended March 31, 1997 along with the corresponding information for the previous year are as follows:
                                        Three Months Ended
                                             March 31,

                                         1997     1996

          Earnings (loss) per share     $(.16)    $ .90

          Net income (loss)
          available for Common
          Stock - in Thousands          $(254)    $1,451

          For the first quarter of 1997 compared to the same quarter last year, the decrease in consolidated earnings per share (EPS) of $1.06 is attributable to the following:
                                                          EPS
                                                        Increase
                                                       (Decrease)

          Increase in operating expenses resulting from extended Maine Yankee outage in 1997:

               Replacement Power Costs                    $(.77)

               Capacity Expenses                           (.26)
                    Total                                 (1.03)

          Increase in purchase power expense associated
            with independent power producer-
            Wheelabrator-Sherman                          ( .11)

          Decrease in retail revenues:
          2.9% rate increase effective 2/1/97   $  .10
          Unbilled revenue adjustment in 1996
            and volume variance                  ( .09)
          Load retention discounts               ( .06)   ( .05)

          1996 voluntary early retirement program
            expense charged in 1996                         .16

          Other                                           ( .03)
               Total                                     $(1.06)



                                   -9-
                                                                 Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          The additional replacement power and capacity expenses associated with the unscheduled Maine Yankee outage that began on December 6, 1996 and continued through the entire first quarter of 1997 had material impact on the Company's earnings and cash flows for the first quarter of 1997. For the first quarter of 1997, Maine Yankee replacement power costs reduced earnings by $.77 per share, while additional capacity expense to address issues identified in the ISA further reduced earnings by $.26 per share. In addition, a 5% contractual price increase and a 2% production increase at Wheelabrator-Sherman (WS), an independent power producer, also decreased earnings by $.11 per share. Load retention contract discounts to several large customers and unbilled revenue adjustments were partially offset by rate increases effective February 1, 1997, resulting in a $.05 decrease in earnings per share. Partially offsetting these decreases were the March 1996 recognition of expenses related to an early retirement program of $.16 per share.

          Consolidated operating revenues for the quarter ended March 31, 1997 and 1996, are as follows:

                                   1997                     1996

(Dollars in Thousands)          $       MWH              $        MWH

Retail                       14,442   131,531         14,360    131,690
Sales for Resale                643    18,448            611     18,101
Total Primary Sales          15,085   149,979         14,971    149,791
Secondary Sales                  93     1,876            396     22,051
Other Revenues/Rev. Adjust.     190                      389
Total Operating Revenues     15,368   151,855         15,756    171,842


          Primary sales, including retail and sales for resale, in the first quarter of 1997 were 149,979 MWH, approximately the same as last year. Secondary sales decreased by 20,175 MWH, reflecting a decrease in power marketing activities. During the first quarter of 1996, secondary sales of the Company's Wyman Unit No. 4 and Maine Yankee entitlements for varying lengths of time were made at prevailing market rates, representing the Company's power marketing activities. As previously mentioned, since Maine Yankee was not available for

                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          the same period in 1997, secondary sales for the quarter were limited to Wyman No. 4 entitlements.

          Retail revenues for the first quarter of 1997 were $14,442,000 compared to $14,360,000 for the same period of 1996, reflecting the 2.9% increase in retail rates effective
          February 1, 1997 offset by load retention discounts to certain large industrial customers that were approved by the Maine Public Utilities Commission.

          For the first quarters ended March 31, 1997 and 1996, total operating expenses were $14,847,000 and $13,461,000, respectively. The changes in operating expenses and energy sources are as follows:

                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                       454       (64,386)
               Wheelabrator-Sherman               303           719
               NB Power                         2,171        63,769
               Other Purchases                    262         8,173
                                                3,190         8,275
          Generating Expenses                    (145)      (29,625)
          Other Operation & Maint. Expenses      (403)
          Depreciation                             (4)
          Amortization                             10
          Income Taxes                         (1,265)
          Taxes Other than Income                   3
               Total                            1,386       (21,350)

          As previously mentioned, Maine Yankee was out of service for all of the first quarter of 1997, while it operated at a 90-percent level of operation for all but 24 days of the first quarter of 1996, resulting in a decrease in production of 64,386 MWH. For an update on Maine Yankee, please see the following section titled, "Maine Yankee". Hydro production decreased by 25,061 MWH because of abnormally high generation during the first quarter of 1996. To offset the loss of Maine Yankee and lower hydro production, purchases from NB Power increased by 63,769 MWH to meet the Company's energy requirements. Although energy purchased from Maine Yankee

                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          decreased resulting in a reduction in fuel costs of $240,000, capacity expenses increased by $694,000 due to expenses to address issues identified in the ISA, resulting in a net increase of $454,000. Other operation and maintenance expenses decreased by $403,000 primarily due to the recognition of $402,000 in expenses related to an early retirement program in 1996. Generating expenses decreased by $145,000 because of reduced activity at the Caribou Steam Plant following Steam Units 1 and 2 placement on inactive status effective January 1, 1996.

          Maine Yankee

          The Company owns 5% of the Common Stock of Maine Yankee Atomic Power Company (Maine Yankee). As a result of an extended Maine Yankee outage that began December 6, 1996 and may last through the summer of 1997, the Company has been incurring replacement power costs of approximately $170,000 per week.
          In addition, the Company is responsible for additional operating costs of $2.3 million associated with an Independent Safety Assessment of Maine Yankee by the Nuclear Regulatory Commission. Further costs are being incurred as Entergy Corporation has begun providing management services to Maine Yankee. Additional costs may also be expected, if the complexity of cable separation and associated issues require an extended period for their resolution. These additional costs will adversely impact the Company's 1997 financial results. Maine Yankee believes the Plant will be out of service at least until August 1997, but cannot predict when or whether all of the regulatory and operational issues will be satisfactorily resolved or what effect the ultimate total of the repair and improvements to the Plant will have on the economics of operating the Plant.

          For additional information regarding Maine Yankee, reference is made to the Company's 1996 Annual Report, "Analysis of Financial Condition and Review of Operations-1996, Maine Yankee", for discussion of the Nuclear Regulatory Commission's Independent Safety Assessment results issued October 7, 1996, and the current shutdown that began on December 6, 1996, to review and resolve cable separation and cable routing issues.

                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

                          Financial Condition

          Net cash flows from operating activities were $196,000 for the first three months of 1997. The $3,229,000 decrease in net cash flow from operating activities reflects the additional replacement power costs and capacity expenses totalling approximately $1.7 million required in 1997 due to the unscheduled Maine Yankee outage that began on December 6, 1996 and continues until Maine Yankee is able to restart. For the period, $539,000 was invested in electric plant, $404,000 was paid in dividends and $25,000 was used to reduce long-term debt. Short-term borrowings increased by $400,000 for working capital and construction requirements. The Company drew down $450,000 in 1997 from the 1996 tax-exempt revenue bond proceeds based on qualifying property.

          For the three months ended March 31, 1996, net cash flows from operating activities were $3,425,000. For the first three months of 1996, the Company invested $552,000 in electric plant, paid $744,000 in dividends, reduced long term debt by $25,000, and reduced short-term borrowings by $1.4 million.
          In March 1996, the Company borrowed $10,000,000 under a refunding note from Fleet Bank of Maine to retire the 1991 tax-exempt bonds. In June, 1996, the refunding note was repaid using proceeds from the issuance of new tax-exempt bonds.

          The previously mentioned rate plan, approved by the MPUC on November 13, 1995 and effective January 1, 1996, will assist the Company in dealing with the economic uncertainties that lay ahead with the loss of Loring and Houlton. The Plan provides stable, predictable rates for our customers, economic development rates to encourage investment in our service territory, and competitive returns for our shareholders.

          Reduction of Dividend

          As reported on the Company's March 7, 1997, Form 8-K, the Company's Board of Directors declared a quarterly dividend of $.25 (annualized rate of $1.00 per share) on the Company's Common Stock, payable April 1, 1997, to holders of record at the close of business March 14, 1997. This represents a

                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          reduction of 46% from the Company's previous quarterly level of $.46 (annualized rate of $1.84) per share. This reduction was in response to the impact on the Company's earnings and cash flows of the ongoing outage at Maine Yankee.

          Amendments of Interest Coverage Tests in Financial Instruments

          The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 tax-exempt revenue bonds contain interest coverage tests that the Company must satisfy to avoid default. As previously mentioned, the extended outage at Maine Yankee has adversely impacted the financial results for the first quarter of 1997.

          On March 28, 1997, the Company and the Banks agreed on amendments to the revolving credit agreement and letter of credit and reimbursement agreement which adjust the interest coverage tests to exclude Maine Yankee incremental replacement power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million as collateral for the maximum amount of Company's obligations under the revolving credit agreement. Both amendments required the issuance of the first mortgage bond on or before May 15, 1997. On April 28, 1997 the Maine Public Utilities Commission approved the issuance of the first mortgage bonds, and the Company issued the bonds on May 5, 1997. Without these amendments, the Company would have been in violation of its interest coverage tests for the twelve months ended March 31, 1997 and would have been in default on these instruments.

          As mentioned above, the amendments to the Company's revolving credit agreement and letter of credit and reimbursement agreement only exclude Maine Yankee incremental replacement power costs through September 30, 1997. If Maine Yankee does not return to service prior to September 30, 1997, interest coverage tests for periods after September 30, 1997 would be required to reflect any incremental Maine Yankee replacement power costs after that date.

                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          1997 Earnings

          As previously mentioned, Maine Yankee is not expected to return to service until later in the summer of 1997. The related replacement power and additional capacity expenses to address the cable separation issues and items addressed in the Independent Safety Assessment will adversely impact 1997 earnings, as demonstrated in this quarterly report. For 1997, based on the current estimate of Maine Yankee's return to service and replacement power costs, the Company estimates a small operating loss for the year. Under the Company's multi-year rate plan, described in the Company's 1996 Annual Report, the Company has the right to receive specified retail rate increases through 1999. This plan also includes provisions for additional cost recovery in certain extraordinary situations such as very low earnings or in the event of a Maine Yankee plant outage exceeding six consecutive months. The Company will continue to assess whatever options it may have to recover any additional costs and, in addition, is making every effort to reduce its 1997 cash expenditures. These efforts will include a review of the level of dividends on the Company's Common Stock.

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

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters

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

               On January 30, 1996, the Company filed its restructuring proposal with the MPUC. The major elements of this proposal were:

               (a) The separation of the Company's generation assets (including contracts and entitlements) from its

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters (Continued)

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

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters (Continued)

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

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters (Continued)

          from those set forth in this Plan and those parties can be expected to advocate their positions before the Legislature. The Company cannot, therefore, predict what form the restructuring of Maine's electric utility industry will ultimately take or what effect that restructuring will have on the Company's business operations or financial results.

          (b) Maine Public Service Company, Request For Open Access Transmission Tariff, FERC Docket No. ER 95-836-000.

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


Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - none.

          (b) A Form 8-K was filed on: January 31, 1997, under Item 5, Other Events; February 14, 1997, under Item 5, Other Events; March 7, 1997, under Item 5, Other Events; and March 31, 1997, under Item 5, Other Events, and Item 7, Exhibits.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date:  May 12, 1997                 /s/  Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance, Administration and Treasurer

\TEXT>
/DOCUMENT>