Form 10-Q
period 1997-06-30
MAINE PUBLIC SERVICE CO
filed 1997-08-13
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For Quarter Ended    June 30, 1997     Commission File Number   1-3429


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



                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including a statement of consolidated operations for the three and six months ended June 30, 1997, and for the corresponding period of the preceding year; a consolidated balance sheet as of June 30, 1997, and as of December 31, 1996, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 1997, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the companies at June 30, 1997 and December 31, 1996, and the results of their operations for the three and six months ended June 30, 1997 and their cash flows for the six months ended June 30, 1997.

                    MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                       STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (Unaudited)
                  (Dollars in Thousands Except Per Share Amounts)

                                        Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                        1997          1996     1997       1996


Operating Revenues                     $12,339      $14,828   $27,707  $30,584
Operating Expenses
   Purchased Power                       7,851        8,444    18,545   15,948
   Other Operation and Maintenance       2,574        2,989     5,411    6,374
   Depreciation                            627          630     1,254    1,261
   Amortization                            411          399       820      798
   Taxes Other Than Income                 436          418       882      861
   Provision (Benefit) for Income Taxes    (28)         565      (194)   1,664
        Total Operating Expenses        11,871       13,445    26,718   26,906
Operating Income                           468        1,383       989    3,678
Other Income (Deductions)
   Equity in Income of Assoc. Companies    137           90       247      182
   Allowance for Equity Funds Used
     During Construction                     5            3         9        5
   Other Income Taxes                      (38)         (11)      (82)     (21)
   Other - Net                             (37)          (5)      (34)     (11)
Total                                       67           77       140      155
Income Before Interest Charges             535        1,460     1,129    3,833
Interest Charges
   Long-Term Debt and Notes Payable        890          852     1,740    1,775
   Less Allowance for Borrowed Funds
      Used During Construction              (2)          (1)       (4)      (2)
Total                                      888          851     1,736    1,773
Net Income (Loss) Available for
     Common Stock                        ($353)        $609     ($607)  $2,060

Average Shares Outstanding (000's)       1,617        1,617     1,617    1,617
Earnings (Loss) Per Share of
     Common Stock                       ($0.22)       $0.38    ($0.38)   $1.27
Dividends Declared per Common Share      $0.25        $0.46     $0.50    $0.92





    The accompanying notes are an integral part of these financial statements.

                MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                          (Dollars in Thousands)
                                                 June 30,      December 31,
                   ASSETS                          1997          1996
Utility Plant
   Electric Plant in Service                      $90,470       $91,224
   Less Accumulated Depreciation                   42,280        41,670
      Net Electric Plant in Service                48,190        49,554
   Construction Work-in-Progress                    1,707           461
        Total                                      49,897        50,015
Investment in Associated Companies
   Maine Yankee Atomic Power Company                3,762         3,585
   Maine Electric Power Company, Inc.                 139            74
        Total                                       3,901         3,659
        Net Utility Plant and Investments          53,798        53,674
Current Assets
   Cash and Temporary Investments                     616         1,291
   Deposits for Interest and Dividends                468           805
   Accounts Receivable - Net                        4,676         5,021
   Unbilled Base Revenue                            1,170         1,653
   Deferred Fuel and Purchased Energy                 321           125
   Current Deferred Income Taxes                       64           222
   Inventory                                        1,337         1,194
   Prepayments                                      1,782           959
      Total                                        10,434        11,270
Other Assets
   Restricted Investment                            3,238         4,055
   Recoverable Seabrook Costs                      27,011        27,722
   Regulatory Asset - SFAS 109 & 106               12,645        12,713
   Deferred Fuel and Purchased Energy               4,638         3,951
   Other                                            4,684         3,329
      Total                                        52,216        51,770
Total Assets                                     $116,448      $116,714

       CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                                $13,071       $13,071
      Paid-in Capital                                  38            38
      Retained Earnings                            29,282        30,697
      Treasury Stock, at cost                      (5,714)       (5,714)
         Total                                     36,677        38,092
      Long-Term Debt (less current maturities)     39,740        39,805
Current Liabilities
   Long-Term Debt Due Within One Year               1,315         1,315
   Notes Payable                                    2,200         1,400
   Accounts Payable                                 4,399         5,475
   Dividends Declared                                 404           744
   Customer Deposits                                   51            62
   Interest and Taxes Accrued                       1,446           962
      Total                                         9,815         9,958
Deferred Credits
   Deferred Income Tax                             24,489        23,694
   Investment Tax Credits                             684           720
   Deferred Revenues                                  758           630
   Miscellaneous                                    4,285         3,815
      Total                                        30,216        28,859
Total Capitalization and Liabilities             $116,448      $116,714

  The accompanying notes are an integral part of these financial statements.

                 MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                     Statements of Consolidated Cash Flows
                                  (Unaudited)
                            (Dollars in Thousands)
                                                           Six Months Ended
                                                                June 30,
                                                           1997         1996
Cash Flow From (Used For) Operating Activities
   Net Income (Loss)                                       ($607)      $2,060

Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operations
   Depreciation                                            1,254        1,261
   Amortization                                              129           89
   Amortization of Seabrook Costs                            709          709
   Income on Tax Exempt Bonds-Restricted Funds               (90)          (6)
   Deferred Income Taxes                                     925         (247)
   AFUDC                                                     (13)          (7)
   Change in Deferred Fuel & Purchased Energy               (687)        (687)
   Change in Deferred Regulatory and Debt Issuance Costs  (1,410)         538
   Change in Deferred Revenues                               128          190
   Change in Benefit Obligation                              393          825
   Change in Current Assets and Liabilities                 (939)         (42)
   Other                                                      26          285
Net Cash Flow From (Used For) Operating Activities          (182)       4,968

Cash Flow Provided By Financing Activities
   Dividend Payments                                        (809)      (1,488)
   Tax Exempt Bond Issuance Costs                              0         (297)
   Issuance of Tax-Exempt Bonds                                0       15,000
   Drawdown of Tax Exempt Bonds Proceeds                     907          250
   Retirements on Long-Term Debt                             (65)     (10,065)
   Short-Term Borrowings, Net                                800       (1,400)
Net Cash Flow Provided By Financing Activities               833        2,000

Cash Flow Used For Investing Activities
   Investment in Electric Plant                           (1,326)      (1,470)
   Investment in Restricted Funds                              0       (5,000)
   Net Cash Used For Investment Activities                (1,326)      (6,470)

Increase (Decrease) in Cash and Temporary Investments       (675)         498
Cash and Temporary Investments at Beginning of Year        1,291          976
Cash and Temporary Investments at End of Period             $616       $1,474

Change in Current Assets and Liabilities Providing
   Cash From Operating Activities
      Accounts Receivable                                   $345         $722
      Unbilled Revenue                                       482          264
      Deferred Fuel & Purchased Energy Costs                (196)           0
      Inventory                                             (143)        (136)
      Prepayments                                           (823)          18
      Accounts Payable & Accrued Expenses                   (593)        (906)
      Other Current Liabilities                              (11)          (4)
   Total Change                                            ($939)        ($42)

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                               $1,609       $1,878
   Income Taxes (1997 is net of a $500,000 refund)         ($268)      $1,647

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

      (Dollars in Thousands)        Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                      1997      1996       1997      1996
      Current income taxes         $  (676)  $   571    $(1,037)  $ 1,932
      Deferred income taxes            704        23        961      (210)
      Investment credits               (18)      (18)       (36)      (37)
      Total income taxes           $    10   $   576    $  (112)  $ 1,685

      Allocated to:
      Operating Income             $   (28)  $   565    $  (194)  $ 1,664
      Other income                      38        11         82        21
      Total                        $    10   $   576    $  (112)  $ 1,685

   For 1997, the Company anticipates a tax net operating loss that will be carried back to earlier years to recover previously paid federal and state income taxes. For the six months ended June 30, 1997 and 1996, the effective income tax rates were (15.6)% and 45%, respectively. The principal reason for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flow through items required by regulation and state income taxes.

   The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of June 30, 1997 and
   December 31, 1996.
                                               (Dollars in Thousands)
                                               June 30,  December 31,
                                                 1997          1996
      Seabrook                                 $15,154       $15,273
      Property                                   8,150         8,104
      Regulatory expenses                        2,098         1,201
      Investment tax credits                      (478)         (478)
      Pension and postretirement
       benefits                                   (694)         (670)
      Other                                        259           264
      Net accumulated deferred income taxes    $24,489       $23,694


4.  AMENDMENTS OF INTEREST COVERAGE TESTS IN FINANCIAL INSTRUMENTS

    The Company owns 5% of the Common Stock of Maine Yankee Atomic Power Company (Maine Yankee). As a result of an extended Maine Yankee outage that began December 6, 1996, the Company has incurred during 1997 replacement power costs of approximately $3.05 million, of which $196,000 has been deferred under the Company's rate plan. In addition, the Company incurred additional operating costs during 1997 of $1.4 million to address issues associated with an Independent Safety Assessment of Maine Yankee by the Nuclear Regulatory Commission. Further costs are being incurred as Entergy Corporation has begun providing management services to Maine Yankee. These additional costs adversely impacted the Company's 1997 financial results.















































                                    -7-
    The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 revenue bonds contain interest coverage tests that the Company must satisfy to avoid default. On March 28, 1997, the Company and the Banks agreed on amendments to the revolving credit agreement and letter of credit and reimbursement agreement which adjust the interest coverage tests to exclude Maine Yankee incremental replacement power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million as collateral for the maximum amount of the Company's obligations under the revolving credit agreement. Both amendments required the issuance of the first mortgage bonds on or before May 15, 1997. On April 28, 1997 the Maine Public Utilities Commission approved the issuance of the first mortgage bonds, and the Company issued the bonds on May 5, 1997. Without the amendments, the Company would have been in violation of the interest coverage tests for the twelve months ended June 30, 1997 and would have been in default on these instruments.

    On August 6, 1997, as more fully described in Note 5, the Board of Directors of Maine Yankee voted to permanently close the plant.
    The Company's rate plan contains a provision for additional rate increases in the event of a Maine Yankee plant outage exceeding six consecutive months. After the six month period, 50% of the replacement power costs can be deferred and recovered in rates with the annual rate increase. This provision went into effect on June 6, 1997, with approximately $196,000 deferred in the second quarter of 1997. In addition, the profit-sharing mechanism allows additional rate increases if earnings are more than 300 basis points below the target return on equity, currently 11%, with 50% of the earnings deficiency recoverable from customers with the annual rate increase. If the Company's earnings provided under the rate plan are not sufficient to satisfy its interest coverage tests and the Company is unable to restructure its purchase power contract with Wheelabrator-Sherman, the Company will likely seek an emergency rate increase in advance of any possible violation of the previously mentioned interest coverage tests.

5.  MAINE YANKEE PERMANENTLY CLOSED

    The Company owns 5% of the Common Stock of Maine Yankee Atomic Power Company (Maine Yankee). As previously reported, Maine Yankee has been out of service since December 6, 1996 and was not expected to return to service until August, 1997. On May 27, 1997, the Board of Directors of Maine Yankee announced that it was considering permanent closure of Maine Yankee based on the economics of the facility as well as uncertainty regarding the operation of the plant. No final decision was made but spending levels were reduced immediately to a level that preserved the option of restarting the 810-megawatt facility or closing it. The Maine Yankee Board of Directors also had preliminary discussions with PECO Energy Company (PECO) regarding the sale of Maine Yankee but no agreement had been reached. For additional information regarding Maine Yankee, reference is made to the Company's Form 8-K filed June 4, 1997 under Item 5, "Other Material Events - Maine Yankee Owners Cut Spending and Consider Closure of Maine Yankee" and it's 1996 Annual Report, "Analysis of Financial Condition and Review of Operations-1996, Maine Yankee", for discussion of the Nuclear Regulatory Commission's Independent Safety Assessment results issued October 7, 1996, and the current shutdown that began on December 6, 1996, to review and resolve cable separation and cable routing issues.

















































                                    -8-
    For the first six months of 1997, while Maine Yankee was out of service, the Company incurred additional replacement power costs of approximately $3.05 million along with additional operating costs of approximately $1.4 million associated with the efforts to restart Maine Yankee, which have adversely impacted the Company's earnings. The Company's rate plan contains a provision for additional rate increases in the event of a Maine Yankee plant outage exceeding six consecutive months. See the "Effects on the Company's Rate Plan Resulting from the Maine Yankee Closure" section of this Form 10-Q for additional information.

    On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at the plant and begin the process of decommissioning the plant. The formal vote followed an announcement by the Maine Yankee Board on August 1, 1997, that Maine Yankee and PECO, after two months of intensive negotiations, had been unable to arrive at "a mutually beneficial framework for agreement" on a sale of the plant to PECO. The decision to shut down the plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the plant compared to those associated with closing and decommissioning the plant. The Maine Yankee Board's decision to close the plant should mitigate the costs the Company would otherwise incur in 1997 through a phasing down of Maine Yankee's operations and maintenance costs, but will not reduce the need to buy replacement energy and capacity.

    The Company is responsible for 5 percent of the costs of decommissioning the plant. Maine Yankee has been collecting decommissioning costs in advance pursuant to a 1994 Federal Energy Regulatory Commission (FERC) rate order. Maine Yankee's most recent estimate of the total costs of decommissioning was $316.6 million (in 1993 dollars), of which approximately $183 million had been collected as of June 30, 1997.
    Maine Yankee is in the process of developing an updated decommissioning cost estimate, which the Company anticipates will be higher than the 1993 estimate, and expects to file the revised decommissioning cost study with the FERC in the fall of 1997 as part of a rate filing reflecting the permanent shutdown of the plant. The Company will recognize its portion of the decommissioning liability during the third quarter of 1997. Maine legislation provides recovery in rates through the regulated transmission and distribution affiliate that will be created by March 1, 2000, therefore an offsetting regulatory asset will also be recognized. The Company cannot predict the amount of the final decommissioning liability.

6.  RESTRUCTURING OF MAINE'S ELECTRIC UTILITY INDUSTRY

    On May 29, 1997, legislation titled "An Act to Restructure the States Electric Industry" was signed into law by the Governor of Maine. The principal provisions with accounting impact on the Company are as follows:
           1) Beginning on March 1, 2000, all consumers of electricity have the right to purchase generation services directly from competitive electricity suppliers who will not be subject to rate regulation.
                                    -9-

           2)  By March 1, 2000, the Company, Central Maine Power Company
               (CMP) and Bangor Hydro-Electric Company (BHE) must divest of all generation related assets and business functions except for:
                  a) contracts with qualifying facilities, such as the Company's power contract with Wheelabrator-Sherman (W/S), and conservation providers;

                  b) nuclear assets, namely, the Company's investment in the Maine Yankee Atomic Power Company;

                  c) facilities located outside the United States, i.e., the Company's hydro facility in New Brunswick, Canada; and

                  d) assets that the MPUC determines necessary for the operation of the transmission and distribution services.

                  The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. The Company shall submit to the MPUC its divestiture plan no later than January 1, 1999.

            3) The Company, through a regulated affiliate, will continue to provide transmission and distribution services which will be subject to continued rate regulation by the MPUC.

            4) Maine electric utilities will be permitted a reasonable opportunity to recover legitimate, verifiable and unmitigable costs that are otherwise unrecoverable as a result of retail competition in the electric utility industry. The MPUC shall determine these stranded costs by considering:

                  a) the utility's regulatory assets related to generation, i.e., the Company's unrecovered Seabrook investment;

                  b) the difference between net plant investment in generation assets compared to the market value for those assets; and

                  c) the difference between future contract payments and the market value of the purchased power contracts, i.e., the W/S contract.

                  By July 1, 1999, the MPUC will have estimate the stranded costs for the Company and the manner for the collection of these costs by the transmission and distribution company. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees.



















































                                  -10-

               5) The MPUC shall include in the rates charged by the
                  transmission and distribution utility decommissioning expenses for Maine Yankee. In 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and adjust the stranded cost recovery amounts and related transition charges. However, the MPUC may adjust the amounts at any point in time that they deem appropriate. Since the legislation provides for our recovery of stranded costs by the transmission and distribution company, the Company will continue to recognize existing regulatory assets and plant costs as required by Emerging Issues Task Force 97-4.

               6) Employees, other than officers, displaced as a result of retail competition will be entitled to certain severance benefits and retraining programs. These costs will be recovered through charges collected by the regulated transmission and distribution company.

                  The MPUC will conduct several rulemaking proceedings associated with the new restructuring law. The Company is presently reviewing its business operations and the opportunities that the new restructuring law presents. When the details of the restructuring plan are determined by the MPUC rulemaking, the Company will discontinue application of the Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations", for the retail segment of its business jurisdiction. The Company cannot predict the value of the Company's stranded investment that the MPUC will determine.

7.  ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share". This Statement is effective for financial statements issued for periods ending after December 15, 1997 with earlier application not permitted. The Statement requires dual presentation of basic and diluted earnings per share on the income statement. The Company's basic earnings per share for fiscal 1997 will be calculated similar to its currently disclosed earnings per share. Diluted earnings per share will not be materially different from basic earnings per share.

    In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements issued after December 15, 1997. The Company has not determined the impact of the new standards, but does not expect them to have a material impact to existing financial reporting.
                                   -11-

Item 2.   Management's Analysis of Quarterly Income            Form 10-Q
          Statements

                          Results of Operations

          Earnings (loss) per share and net income (loss) available for common stock for the three months ended June 30, 1997 along with the corresponding information for the previous year are as follows:
                                        Three Months Ended
                                             June 30,

                                        1997      1996

          Earnings (loss) per share     $(.22)    $ .38

          Net income (loss)
          available for Common
          Stock - in Thousands          $(353)    $  609

          For the second quarter of 1997 compared to the same quarter last year, the decrease in consolidated earnings per share (EPS) of $.60 is attributable to the following:
                                                          EPS
                                                        Increase
                                                       (Decrease)

          Increase in operating expenses resulting from extended Maine Yankee outage in 1997:

               Replacement Power Costs                    $(.29)
               Capacity Expenses                           (.26)
                    Total                                 ( .55)

          Decrease in Power Marketing earnings due
            to Maine Yankee outage in 1997                ( .18)

          Increase in retail revenues:
          2.9% rate increase effective 2/1/97   $  .08
          2.0% volume increase                     .08
          Load retention discounts               ( .09)     .07

          Reduction in legal expense due to insurance
            reimbursement in 1997 for expenses
            incurred in 1996 defending lawsuit              .07

          Other                                           ( .01)
               Total                                     $( .60)





                                   -12-
                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          The additional replacement power and capacity expenses associated with the unscheduled Maine Yankee outage that began on December 6, 1996 and continued through the entire second quarter of 1997 had a material impact on the Company's earnings and cash flows for the second quarter of 1997. For the second quarter of 1997, Maine Yankee replacement power costs reduced earnings by $.29 per share, while additional capacity expense to address restart issues further reduced earnings by $.26 per share. Power marketing earnings decreased by $.18 per share, since Maine Yankee has not operated in 1997 but was available for the second quarter of 1996. The rate increases under the Company's rate plan effective February 1, 1997 and a 2.0% retail sales increase were partially offset by load retention contract discounts to several large customers resulting in a net $.07 increase in earnings per share. Legal expenses were reduced in 1997 by $.07 per share due to an insurance settlement received following the successful defense against a lawsuit adjudicated in 1996.

          Consolidated operating revenues for the quarter ended June 30, 1997 and 1996, are as follows:

                                   1997                     1996

(Dollars in Thousands)          $       MWH              $        MWH

Retail                       11,055   117,553         10,878    115,293
Sales for Resale                508    12,520            484     12,013
Total Primary Sales          11,563   130,073         11,362    127,306
Secondary Sales                 377     8,856          3,095    145,927
Other Revenues/Rev. Adjust.     399                      371
Total Operating Revenues     12,339   138,929         14,828    273,233


          Primary sales in the second quarter of 1997 were 130,073 MWH, an increase of 2.2% over sales in the second quarter of 1996. Secondary sales decreased by 137,071 MWH, reflecting a decrease in power marketing activities. During the second quarter of 1996, secondary sales of the Company's Wyman Unit No. 4 and Maine Yankee entitlements for varying lengths of time were made at prevailing market rates, representing the Company's power marketing activities. As previously mentioned, since Maine Yankee was not available for the same period in 1997, secondary sales for the quarter were limited to Wyman No. 4 entitlements.


                                   -13-
                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          Retail revenues for the second quarter of 1997 were $11,055,000 compared to $10,878,000 for the same period of 1996, reflecting the 2.9% increase in retail rates effective February 1, 1997 allowed under the Company's rate plan and a 2.0% increase in retail sales, offset by load retention discounts to certain large industrial customers that were approved by the Maine Public Utilities Commission.

          For the second quarters ended June 30, 1997 and 1996, total operating expenses were $11,871,000 and $13,445,000, respectively. The changes in operating expenses and energy sources are as follows:

                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                       434        (84,276)
               Wheelabrator-Sherman              (301)        (3,888)
               NB Power                           702         17,683
               LG&E                            (1,324)       (63,665)
               Other Purchases                   (104)        (3,363)
                                                 (593)      (137,509)
          Deferred Fuel                          (196)
          Generating Expenses                      79          3,851
          Other Operation & Maint. Expenses      (298)
          Depreciation                             (3)
          Amortization                             12
          Income Taxes                           (593)
          Taxes Other than Income                  18
               Total                           (1,574)      (133,658)

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          As previously mentioned, Maine Yankee was out of service for all of the second quarter of 1997, while it operated at a 90-percent level of operation for the entire second quarter of 1996, resulting in a decrease in production of 84,276 MWH. Because of the Maine Yankee outage and the related decrease in power marketing activities, purchases from LG&E were eliminated in the second quarter of 1997. To meet the remainder of the Company's energy requirements, purchases from NB Power increased by 17,683 MWH. Although Maine Yankee did not operate in the second quarter of 1997 creating a reduction in fuel costs of $279,000, the Company's share of Maine Yankee capacity expenses to address restart issues increased by $713,000 resulting in a net increase in purchased power expenses of $434,000. Wheelabrator-Sherman purchased power expenses decreased by $301,000 because of an unscheduled outage in 1997. Other operation and maintenance expenses decreased by $298,000 primarily due to proceeds from a second quarter 1997 insurance reimbursement for legal expenses incurred in 1996 during the Company's successful defense of a lawsuit against the Company. In addition, wheeling expenses decreased by $124,000 because of decreased power marketing activity in 1997. The Company, in accordance with the multi-year rate plan, deferred $196,000, or 50%, of Maine Yankee replacement power costs once the current outage exceeded six months in early June, 1997. Generating expenses increased by $79,000 because of increased operation at Wyman No. 4, partially offset by decreases due to reduced activity at the Caribou Steam Plant following Steam Units 1 and 2 placement on inactive status effective January 1, 1996.

          Maine Yankee Closure

          The Company owns 5% of the Common Stock of Maine Yankee Atomic Power Company (Maine Yankee). As previously reported, Maine Yankee has been out of service since December 6, 1996 and was not expected to return to service until August, 1997. On May 27, 1997, the Board of Directors of Maine Yankee announced that it was considering permanent closure of Maine Yankee based on the economics of the facility as well as uncertainty regarding the operation of the plant. No final decision was made but spending levels were reduced immediately to a level that preserved the option of restarting the 810-megawatt

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          facility or closing it. The Maine Yankee Board of Directors also had preliminary discussions with PECO Energy Company
          (PECO) regarding the sale of Maine Yankee but no agreement had been reached. For additional information regarding Maine Yankee, reference is made to the Company's Form 8-K filed June 4, 1997 under Item 5, "Other Material Events - Maine Yankee Owners Cut Spending and Consider Closure of Maine Yankee" and it's 1996 Annual Report, "Analysis of Financial Condition and Review of Operations-1996, Maine Yankee", for discussion of the Nuclear Regulatory Commission's Independent Safety Assessment results issued October 7, 1996, and the current shutdown that began on December 6, 1996, to review and resolve cable separation and cable routing issues.

          For the first six months of 1997, while Maine Yankee was out of service, the Company incurred additional replacement power costs of approximately $3.05 million along with additional operating costs of approximately $1.4 million associated with the efforts to restart Maine Yankee, which have adversely impacted the Company's earnings. The Company's rate plan contains a provision for additional rate increases in the event of a Maine Yankee plant outage exceeding six consecutive months. See the "Effects on the Company's Rate Plan Resulting from the Maine Yankee Closure" section of this Form 10-Q for additional information.

          On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations at the plant and begin the process of decommissioning the plant. The formal vote followed an announcement by the Maine Yankee Board on August 1, 1997, that Maine Yankee and PECO, after two months of intensive negotiations, had been unable to arrive at "a mutually beneficial framework for agreement" on a sale of the plant to PECO. The decision to shut down the plant was based on an economic analysis of the costs, risks and uncertainties associated with operating the plant compared to those associated with closing and decommissioning the plant. The Maine Yankee Board's decision to close the plant should mitigate the costs the Company would otherwise incur in 1997 through a phasing down of Maine Yankee's operations and maintenance costs, but will not reduce the need to buy replacement energy and capacity.

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          The Company is responsible for 5 percent of the costs of decommissioning the plant. Maine Yankee has been collecting decommissioning costs in advance pursuant to a 1994 Federal Energy Regulatory Commission (FERC) rate order. Maine Yankee's most recent estimate of the total costs of decommissioning was $316.6 million (in 1993 dollars), of which approximately $183 million had been collected as of June 30, 1997. Maine Yankee is in the process of developing an updated decommissioning cost estimate, which the Company anticipates will be higher than the 1993 estimate, and expects to file the revised decommissioning cost study with the FERC in the fall of 1997 as part of a rate filing reflecting the permanent shutdown of the plant. The Company will recognize its portion of the decommissioning liability during the third quarter of 1997. Maine legislation provides recovery in rates through the regulated transmission and distribution affiliate that will be created by March 1, 2000, therefore an offsetting regulatory asset will also be recognized. The Company cannot predict the final decommissioning liability.

                          Financial Condition

          Net cash flows from operating activities were negative $182,000 for the first six months of 1997. The $5,150,000 decrease in net cash flow from operating activities reflects the additional replacement power costs and capacity expenses required in 1997 due to the unscheduled Maine Yankee outage that began on December 6, 1996. For the period, $1,326,000 was invested in electric plant, $809,000 was paid in dividends and $65,000 was used to reduce long-term debt. Short-term borrowings increased by $800,000 for working capital and construction requirements. The Company drew down $907,000 in 1997 from the 1996 tax-exempt revenue bond proceeds based on qualifying property.

          For the first six months of 1996, net cash flows from operating activities were $4,968,000. $10,000,000 of tax-exempt bonds were issued in 1991 and were refinanced with a new $15,000,000 issue, with the remaining $5,000,000 deposited with the trustee to be withdrawn based on qualified property additions. $250,000 was drawn from the trustee of the tax-exempt bonds for issuance expenses incurred. For the period,

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          $1,470,000 was invested in electric plant, $1,488,000 was paid in dividends and $65,000 was used to reduce other long-term debt. $1,400,000 was used to pay off short-term borrowings.

          Amendments of Interest Coverage Tests in Financial Instruments

          The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 tax-exempt revenue bonds contain interest coverage tests that the Company must satisfy to avoid default. As previously mentioned, the extended outage at Maine Yankee has adversely impacted the financial results for the second quarter of 1997.

          On March 28, 1997, the Company and the Banks agreed on amendments to the revolving credit agreement and letter of credit and reimbursement agreement which adjust the interest coverage tests to exclude Maine Yankee incremental replacement power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million as collateral for the maximum amount of the Company's obligations under the revolving credit agreement. Both amendments required the issuance of the first mortgage bonds on or before May 15, 1997. On April 28, 1997 the Maine Public Utilities Commission approved the issuance of the first mortgage bonds, and the Company issued the bonds on May 5, 1997. Without these amendments, the Company would have been in violation of its interest coverage tests for the twelve months ended June 30, 1997 and would have been in default on these instruments.

          Effects on the Company's Rate Plan Resulting from the Maine Yankee Closure

          As mentioned above, the amendments to the Company's revolving credit agreement and letter of credit and reimbursement agreement only exclude Maine Yankee incremental replacement power costs through September 30, 1997. Interest coverage tests for periods after September 30, 1997 will reflect Maine Yankee replacement power costs, as a result of the recent decision to close Maine Yankee. The Company's rate plan contains a provision for additional rate increases in the event of a Maine Yankee plant outage exceeding six consecutive

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          months. After the six month period, 50% of the replacement power costs can be deferred and recovered in rates with the annual rate increase. This provision went into effect on June 6, 1997, with approximately $196,000 deferred in the second quarter of 1997. In addition, the profit-sharing mechanism allows additional rate increases if earnings are more than 300 basis points below the target return on equity, currently 11%, with 50% of the earnings deficiency recoverable from customers with the annual rate increase. If the Company's earnings provided under the rate plan are not sufficient to satisfy its interest coverage tests and the Company is unable to restructure its purchase power contract with Wheelabrator-Sherman, the Company will likely seek an emergency rate increase in advance of any possible violation of the previously mentioned interest coverage tests.

          The Maine Yankee replacement power and additional capacity expenses to restart Maine Yankee will adversely impact 1997 earnings, as demonstrated in this quarterly report. For 1997, based on the increased capacity and replacement power costs, the Company estimates an operating loss for the year. Under the Company's multi-year rate plan, described above, the Company has the right to receive specified retail rate increases through 1999. This plan also includes provisions for additional cost recovery in certain extraordinary situations such as very low earnings or in the event of a Maine Yankee plant outage exceeding six consecutive months. The Company will continue to assess whatever options it may have to recover any additional costs and, in addition, is making every effort to reduce its 1997 cash expenditures. These efforts will include a review of the level of dividends on the Company's Common Stock.

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

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters

          (a)  Restructuring of Maine's Electric Utility Industry.

               In the Company's Form 10-K for December 31, 1996 as well as the form 10-Q for the quarter ended March 31, 1997, the Company described electric utility restructuring efforts in Maine, including the Maine Public Utilities Commission's (MPUC) recommendation to the legislature. After months of hearings and deliberations, the Maine legislature passed L.D. 1804, "An Act to Restructure the State's Electric Industry", which the Governor signed into law on May 29, 1997.

          The principal provisions of the new law are as follows:

          1) Beginning on March 1, 2000, all consumers of electricity have the right to purchase generation services directly from competitive electricity suppliers who will not be subject to rate regulation.

          2)   By March 1, 2000, the Company, Central Maine Power
          Company (CMP) and Bangor Hydro-Electric Company (BHE) must divest of all generation related assets and business functions except for:

               (a) contracts with qualifying facilities, such as the Company's power contract with Wheelabrator-Sherman (W/S), and conservation providers;

               (b) nuclear assets, namely, the Company's investment in the Maine Yankee Atomic Power Company, however, the MPUC may require divestiture on or after January 1, 2009;

               (c) facilities located outside the United States, i.e., the Company's hydro facility in New Brunswick, Canada; and

               (d) assets that the MPUC determines necessary for the operation of the transmission and distribution services.

          The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. The Company shall submit to the MPUC its divestiture plan no later than January 1, 1999.

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters - Continued

          3) Billing and metering services will be subject to competition beginning March 1, 2002, but permits the MPUC to establish an earlier date, no sooner than March 1, 2000.

          4) The Company, through an unregulated affiliate, may market and sell electricity both within and outside its current service territory, without limitation. Both CMP and BHE are limited to 33% of the load within their respective service territories, but may sell an unlimited amount outside their service territories. Consumer-owned utilities are allowed to market and sell within their service territories, but the MPUC can limit or prohibit competition in their service territory, if the tax-exempt status of the consumer-owned utility is threatened.

          5) The Company, through a regulated affiliate, will continue to provide transmission and distribution services which will be subject to continued regulation by the MPUC.

          6) Maine electric utilities will be permitted a reasonable opportunity to recover legitimate, verifiable and unmitigable costs that are otherwise unrecoverable as a result of retail competition in the electric utility industry. The MPUC shall determine these stranded costs by considering:

               a) the utility's regulatory assets related to generation, i.e., the Company's unrecovered Seabrook investment;

               b) the difference between net plant investment in generation assets compared to the market value for those assets; and

               c) the difference between future contract payments and the market value of the purchased power contracts, i.e., the W/S contract.

          By July 1, 1999, the MPUC will have estimated the stranded costs for the Company and the manner for the collection of these costs by the transmission and distribution company. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees. The MPUC shall include in the rates charged by the transmission and distribution

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters - Continued

          utility decommissioning expenses for Maine Yankee. In 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and revaluate the stranded cost recovery.

          7) All competitive providers of retail electricity must be licensed and registered with the MPUC and meet certain financial standards, comply with customer notification requirements, adhere to customer solicitation requirements and are subject to unfair trade practice laws. Competitive electricity providers must have at least 30% renewable resources in their energy portfolios, including hydro-electric generation.

          8) A standard-offer service will be available, ensuring access for all customers to reasonably priced electric power. Unregulated affiliates of CMP and BHE providing retail electric power are prohibited from providing more than 20% of the load within their respective service territories under the standard offer service, while any unregulated affiliate of the Company does not have a similar restriction.

          9) Unregulated affiliates of CMP and BHE marketing and selling retail electric power must adhere to specific codes of conduct, including, among others:

               a) employees of the unregulated affiliate providing retail electric power must be physically separated from the regulated distribution affiliate and cannot be shared;

               b) the regulated distribution affiliate must provide equal access to customer information;

               c) the regulated distribution company cannot participate in joint advertising or marketing programs with the unregulated affiliate providing retail electric power;

               d) the distribution company and its unregulated affiliated provider of retail electric power must keep separate books of accounts and records; and

               (e) the distribution company cannot condition or tie the provision of any regulated service to the provision of

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters - Continued

               any service provided by the unregulated affiliated provider of electricity.

               The MPUC shall determine the extent of separation required in the case of the Company to avoid cross-subsidization and shall consider all similar relevant issues as well as the Company's small size.

          10) Employees, other than officers, displaced as a result of retail competition will be entitled to certain severance benefits and retraining programs. These costs will be recovered through charges collected by the regulated distribution company.

          11)  Other provisions of the new law include provisions for:

               a)   consumer education;
               b) continuation of low-income programs and demand side management activities;
               c)   consumer protection provisions;
               d) new enforcement authority for the MPUC to protect consumers.

          The MPUC will conduct several rulemaking proceedings associated with the new restructuring law. The Company is presently reviewing its business operations and the opportunities that the new restructuring law presents. The Company cannot predict the value of the Company's stranded investment that the MPUC will determine.

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

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters - Continued

               access and stranded cost recovery. As a result the Company has refiled its tariff to comply with the Order. A decision by the FERC regarding the fees under the Company's tariff is not expected until later in 1997. The Company cannot predict the FERC's ultimate decision in this matter.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders, held on May 13, 1997, the only matter voted upon was the uncontested election of the following directors to serve until the 2000 Meeting of Stockholders, each of whom received the votes shown:
                                                            Non-voters
                                                               and
          Nominee             For            Against        Abstentions

          R. E. Anderson      1,320,381      49,395         247,474
          N. L. Grass         1,320,279      49,497         247,474
          J. P. Levesque      1,319,315      50,461         247,474

Item 5.   Other Information

          None
Item 6.   Exhibits and Reports on form 8-K

          (a)  Exhibits - none

          (b) A Form 8-K was filed on: January 31, 1997, under Item 5, Other Events; February 14, 1997, under Item 5, Other Events; March 7, 1997, under Item 5, Other Events; March 31, 1997, under Item 5, Other Events, and Item 7, Exhibits; and June 4, 1997 under Item 5, Other Events.













                                   -25-
                                                             Form 10-Q

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date: August 13, 1997               /s/  Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance, Administration and Treasurer






































                                   -26-
\TEXT>
/DOCUMENT>