Form 10-Q
period 1997-09-30
MAINE PUBLIC SERVICE CO
filed 1997-11-13
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For Quarter Ended  September 30, 1997    Commission File Number   1-3429


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



                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including a statement of consolidated operations for the three and nine months ended September 30, 1997, and for the corresponding period of the preceding year; a consolidated balance sheet as of September 30, 1997, and as of December 31, 1996, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 1997, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at September 30, 1997 and December 31, 1996, and the results of their operations for the three and nine months ended September 30, 1997 and their cash flows for the nine months ended September 30, 1997.

               MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                  STATEMENTS OF CONSOLIDATED OPERATIONS
                              (Unaudited)
             (Dollars in Thousands Except Per Share Amounts)

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                         1997       1996       1997       1996


Operating Revenues                     $12,385    $12,584   $40,092    $43,168
Operating Expenses
   Purchased Power                       8,912      7,906    26,573     23,166
   Other Operation and Maintenance       3,185      3,542     9,480     10,604
   Depreciation                            626        563     1,880      1,824
   Amortization                            411        396     1,231      1,194
   Taxes Other Than Income                 386        386     1,268      1,247
   Provision (Benefit) for Income Taxes   (747)      (345)     (941)     1,319
        Total Operating Expenses        12,773     12,448    39,491     39,354
Operating Income (Loss)                   (388)       136       601      3,814
Other Income (Deductions)
   Equity in Income of Associated Cos.     130         81       377        263
   Allowance for Equity Funds Used
     During Construction                     5          1        14          6
   Other Income Taxes                      (38)       (64)     (120)       (85)
   Other - Net                              56         67        22         56
Total                                      153         85       293        240
Income Before Interest Charges            (235)       221       894      4,054
Interest Charges
   Long-Term Debt and Notes Payable        897        877     2,637      2,652
   Less Allowance for Borrowed Funds
      Used During Construction              (3)        (1)       (7)        (3)
Total                                      894        876     2,630      2,649
Net Inc (Loss) Avail for Common Stock  ($1,129)     ($655)  ($1,736)    $1,405

Average Shares Outstanding (000's)       1,617      1,617     1,617      1,617
Earnings (Loss) Per Share of Common     ($0.70)    ($0.40)   ($1.07)     $0.87
Dividends Declared per Common Share      $0.25      $0.46     $0.75      $1.38





          The accompanying notes are an integral part of these financial statements.

               MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                        (Dollars in Thousands)
                                               September 30       December 31,
               ASSETS                              1997              1996
Utility Plant
   Electric Plant in Service                      $90,608           $91,224
   Less Accumulated Depreciation                   42,864            41,670
      Net Electric Plant in Service                47,744            49,554
Construction Work-in-Progress                       2,046               461
        Total                                      49,790            50,015
Investment in Associated Companies
   Maine Yankee Atomic Power Company                3,857             3,585
   Maine Electric Power Company, Inc.                 173                74
        Total                                       4,030             3,659
        Net Utility Plant and Investments          53,820            53,674
Current Assets
   Cash and Temporary Investments                     529             1,291
   Deposits for Interest and Dividends                468               805
   Accounts Receivable - Net                        4,410             5,021
   Unbilled Base Revenue                            1,220             1,653
   Deferred Fuel and Purchased Energy               1,224               125
   Current Deferred Income Taxes                        0               222
   Inventory                                        1,254             1,194
   Prepayments                                      2,901               959
      Total                                        12,006            11,270
Other Assets
   Restricted Investment                            2,952             4,055
   Regulatory Asset - ME Yankee Decom. Liability   45,405                 0
   Recoverable Seabrook Costs                      26,655            27,722
   Regulatory Asset - SFAS 109 & 106               12,615            12,713
   Deferred Fuel and Purchased Energy               4,982             3,951
   Other                                            4,448             3,329
      Total                                        97,057            51,770
Total Assets                                     $162,883          $116,714

     CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                                $13,071           $13,071
      Paid-in Capital                                  38                38
  Retained Earnings                                27,748            30,697
      Treasury Stock, at cost                      (5,714)           (5,714)
         Total                                     35,143            38,092
      Long-Term Debt (less current maturities)     35,650            39,805
Current Liabilities
   Long-Term Debt Due Within One Year               4,155             1,315
   Notes Payable                                    6,200             1,400
   Accounts Payable                                 4,515             5,475
   Current Deferred Income Taxes                      280                 0
   Dividends Declared                                 404               744
   Customer Deposits                                   52                62
   Interest and Taxes Accrued                         562               962
      Total                                        16,168             9,958
Deferred Credits
   Maine Yankee Decommissioning Liability          45,405                 0
   Deferred Income Tax                             24,447            23,694
   Investment Tax Credits                             666               720
   Deferred Revenues                                  834               630
   Miscellaneous                                    4,570             3,815
      Total                                        75,922            28,859
Total Capitalization and Liabilities             $162,883          $116,714


          The accompanying notes are an integral part of these financial statements.

               MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                  Statements of Consolidated Cash Flows
                              (Unaudited)
                         (Dollars in Thousands)
                                                           Nine Months Ended
                                                              September 30,
                                                            1997        1996
Cash Flow From (Used For) Operating Activities
   Net Income (Loss)                                    ($1,736)      $1,405

Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operations
   Depreciation                                           1,880        1,824
   Amortization                                             194          131
   Amortization of Seabrook Costs                         1,064        1,064
   Income on Tax Exempt Bonds-Restricted Funds             (136)         (68)
   Deferred Income Taxes                                  1,210         (317)
   AFUDC                                                    (21)          (9)
   Change in Wheelabrator-Sherman Rate Plan Deferral     (1,031)      (1,031)
   Change in Deferred Regulatory & Debt Issuance Costs   (1,098)         850
   Change in Deferred Revenues                              204          202
   Change in Benefit Obligation                             590        1,038
   Change in Current Assets and Liabilities              (3,428)        (346)
   Other                                                    (24)         457
Net Cash Flow From (Used For) Operating Activities       (2,332)       5,200

Cash Flow Provided By Financing Activities
   Dividend Payments                                     (1,213)      (2,232)
   Tax Exempt Bond Issuance Costs                             0         (399)
   Issuance of Tax-Exempt Bonds                               0       15,000
   Drawdown of Tax Exempt Bonds Proceeds                  1,239          250
   Retirements on Long-Term Debt                         (1,315)     (11,315)
   Short-Term Borrowings, Net                             4,800        1,600
Net Cash Flow Provided By Financing Activities            3,511        2,904

Cash Flow Used For Investing Activities
   Investment in Electric Plant                          (1,941)      (2,539)
   Investment in Restricted Funds                             0       (5,000)
   Net Cash Used For Investment Activities               (1,941)      (7,539)

Increase (Decrease) in Cash and Cash Equivalents           (762)         565
Cash and Cash Equivalents at Beginning of Year            1,291          976
Cash and Cash Equivalents at End of Period                 $529       $1,541

Change in Current Assets and Liabilities Providing
   Cash From Operating Activities
      Accounts Receivable                                  $610       $1,782
      Unbilled Revenue                                      433          277
      Deferred Maine Yankee Replacement Power Costs      (1,099)           0
      Inventory                                             (60)         (11)
      Prepayments                                        (1,941)        (777)
      Accounts Payable & Accrued Expenses                (1,361)      (1,604)
      Other Current Liabilities                             (10)         (13)
   Total Change                                         ($3,428)       ($346)

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                              $2,950       $3,219
   Income Taxes (1997 is net of a $500,000 refund)        ($130)      $2,371

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

    For purposes of the statements of consolidated cash flows,the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

    Certain reclassifications have been made to the 1996 financial statement amounts in order to conform to the 1997 presentation.

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

    With higher winter rates for our commercial and industrial customers and the elimination of the fuel clause, revenues will be higher during the winter months than during the summer months when rates charged to those customers are approximately 25% lower.
                                    - 6-

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

      (Dollars in Thousands)        Three Months Ended   Nine Months Ended
                                      September 30,        September 30,
                                      1997      1996       1997      1996
      Current income taxes         $  (994)  $  (211)   $(2,031)  $ 1,721
      Deferred income taxes            303       (51)     1,264      (261)
      Investment credits               (18)      (19)       (54)      (56)
      Total income taxes           $  (709)  $  (281)   $  (821)  $ 1,404

      Allocated to:
      Operating Income             $  (747)  $  (345)   $  (941)  $ 1,319
      Other income                      38        64        120        85
      Total                        $  (709)  $  (281)   $  (821)  $ 1,404

    For 1997, the Company anticipates a tax net operating loss that will be carried back to earlier years to recover previously paid federal and state income taxes. For the nine months ended September 30, 1997 and 1996, the effective income tax rates were (32.1)% and 50%, respectively. The principal reason for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flow through items required by regulation and state income taxes.

    The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of September 30, 1997 and December 31, 1996.
                                               (Dollars in Thousands)
                                            September 30,  December 31,
                                                 1997          1996
      Seabrook                                 $15,095       $15,273
      Property                                   8,178         8,104
      Regulatory expenses                        2,154         1,201

      Investment tax credits                      (478)         (478)
      Pension and postretirement
       benefits                                   (762)         (670)
      Other                                        260           264
      Net accumulated deferred income taxes    $24,447       $23,694

4.  MAINE YANKEE

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

    For additional information regarding Maine Yankee, reference is made to the Company's 1996 Annual Report, "Analysis of Financial Condition and Review of Operations-1996, Maine Yankee", for discussion of the Nuclear Regulatory Commission's Independent Safety Assessment results issued October 7, 1996, and the current shutdown that began on December 6, 1996, to review and resolve cable separation and cable routing issues. The Company's rate plan contains a provision for additional rate increases in the event of a Maine Yankee plant outage exceeding six consecutive months. After the six month period, 50% of the replacement power costs can be deferred and recovered in rates with the annual rate increase. This provision went into effect on June 6, 1997, with approximately $890,000 deferred in the third quarter of 1997. In addition, the profit-sharing mechanism allows additional rate increases if earnings are more than 300 basis points below the target return on equity, currently 11%, with 50% of the earnings deficiency recoverable from customers with the annual rate increase.

    For the first nine months of 1997, while Maine Yankee was out of service, the Company incurred additional replacement power costs of approximately $4,824,000 of which $1,086,000 has been deferred under the Company's rate plan, along with additional operating costs of approximately $1.9 million associated with the efforts to restart Maine Yankee, which have adversely impacted the Company's earnings. The Company's rate plan contains a provision for additional rate increases in the event of a Maine Yankee plant outage exceeding six consecutive months.

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

    The Company is responsible for 5 percent of the costs of decommissioning the plant. Maine Yankee has been collecting decommissioning costs in advance pursuant to a 1994 Federal Energy Regulatory Commission (FERC) rate order. Maine Yankee's most recent estimate of the total costs of decommissioning is $508 million (in 1997 dollars), based on a 1997 study by an independent engineering consultant. The previous estimate by the same consultant was $316.6 million (in 1993 dollars). In early November, 1997, Maine Yankee released a cost estimate of $930 million (nominal amount) for decommissioning and other operating expenditures from September 1, 1997 through October 2008.

    The Company has recorded its 5% share, $46.5 million, less $1.1 million of its share of Maine Yankee's expenditures since September 1, 1997 as a decommissioning liability. Maine legislation provides recovery in rates for decommissioning costs through the regulated transmission and distribution affiliate that will be created by March 1, 2000, therefore an offsetting regulatory asset has also been recognized.

    In a related matter, in early September, 1997, the Maine Public Utilities Commission (MPUC) released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994 to June 30, 1997. The report contained both positive and negative conclusions, the latter explaining that: Maine Yankee's decision in December, 1996 to proceed with the steps necessary to restart its nuclear generating plant at Wiscasset, Maine, was "imprudent"; that Maine Yankee's May 27, 1997, decision to reduce restart-expenses while exploring a possible sale of the plant was "inappropriate," based on the consultant's finding that a more objective and comprehensive competitive analysis at the time "might have indicated a benefit for restarting" the plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the prudence of the Maine Yankee shutdown decision and of the operation of Maine Yankee prior to the shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company does not know how the MPUC plans to use the consultant's report or any negative conclusions of its investigation, but believes the report's negative conclusions are unfounded and may be contradictory. The Company has objected to this investigation. The Company also plans to vigorously contest the negative conclusions of the report if they are introduced in Maine Yankee's anticipated rate proceeding before the Federal Energy Regulatory Commission. In addition, the Company believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. On November 7, 1997, Central Maine Power and Maine Yankee initiated legal challenges to the MPUC investigation in the Maine Supreme Judicial Court alleging that such an investigation falls exclusively within the jurisdiction of the FERC, and that the MPUC's investigation is therefore barred on constitutional grounds. The Company intends to join the appeals but cannot predict the timing or outcome of the proceedings.

5.  COMPLIANCE WITH FINANCIAL COVENANTS

    The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 revenue bonds contain interest coverage tests that the Company must satisfy to avoid default. On March 28, 1997, the Company and the Banks agreed on amendments to the revolving credit agreement and letter of credit and reimbursement agreement which adjust the interest coverage tests to exclude Maine Yankee incremental replacement power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million as collateral for the maximum amount of the Company's obligations under the revolving credit agreement. Both amendments required the issuance of the first mortgage bonds on or before May 15, 1997. On April 28, 1997 the Maine Public Utilities Commission approved the issuance of the first mortgage bonds, and the Company issued the bonds on May 5, 1997. Without the amendments, the Company would have been in violation of the interest coverage tests for the twelve months ended September 30, 1997 and would have been in default on these instruments.

    On August 6, 1997, as more fully described in Note 4, the Board of Directors of Maine Yankee voted to permanently close the plant.
    Based on projected 1997 financial results, it is likely that the Company will be in violation of its interest coverage tests at the end of 1997.

    The Company and the Banks have discussed additional amendments to the afore-mentioned interest coverage tests, but await the MPUC's decisions on the restructured Wheelabrator-Sherman's agreement, as described in
    Note 7, and the Company's February 1, 1998 rate increase. The Company cannot predict the terms of these additional amendments to the interest coverage tests but is working with the Banks to reach a resolution. If the Company's earnings provided under the rate plan are not sufficient to satisfy its interest coverage tests and other obligations, the Company will likely seek an emergency rate increase.


6.  RESTRUCTURING OF MAINE'S ELECTRIC UTILITY INDUSTRY

    On May 29, 1997, legislation titled "An Act to Restructure the State's Electric Industry" was signed into law by the Governor of Maine. The principal provisions with accounting impact on the Company are as follows:

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

               The MPUC will conduct several rulemaking proceedings associated with the new restructuring law. The Company is presently reviewing its business operations and the opportunities that the new restructuring law presents.
               In accordance with EITF 97-4 "Deregulation of the Pricing of Electricity", when the details of the restructuring plan are determined by the MPUC rulemaking, the Company will discontinue application of the Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations", for the retail segment of its business jurisdiction. As a result, the Company continues to defer certain costs as regulatory assets in instances where recovery through future regulatory cash flows is anticipated. The Company cannot predict the value of the Company's stranded investment that the MPUC will determine.

7.  RESTRUCTURED PURCHASE POWER AGREEMENT WITH WHEELABRATOR-SHERMAN

    The Company has a Power Purchase Agreement (PPA) with the Wheelabrator-Sherman Energy Company (W/S) under which the Company is obligated to purchase the entire output (up to 126,582 MWH) of a 17.6 MW biomass plant owned by W/S.

    The current term of the PPA runs through December 31, 2000 and may be renewed by either party for an additional fifteen years at prices to be determined by mutual agreement or, absent mutual agreement, by the MPUC.

    On October 15, 1997, the Company and W/S agreed to amend the PPA. Under the terms of this amendment, W/S has agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term. The Company and W/S have also agreed to renew the PPA for an additional six years at agreed-upon prices. The Company will also make an up front payment to W/S of between $8.6 and $8.7 million, depending upon the exact date of the transaction. The Company believes the amended PPA will help relieve the financial pressure caused by the recent closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is therefore in the best interests of the Company, its customers and shareholders.

    The Company intends to finance the up front payment to W/S from funds obtained from the Finance Authority of Maine (FAME). Absent FAME financing, the Company does not believe it will be able to obtain the funds on terms sufficiently economic to justify the arrangement with W/S. The amended PPA must be approved by the MPUC if FAME financing is to be obtained, which approval is currently being sought. The Company has also asked the MPUC to allow it to flow through immediately the agreed-to reduction in power purchase costs under the current term of the PPA, instead of deferring the reduction until the year 2000 as required by the Company's Rate Stabilization Plan approved by the MPUC in November, 1995. The Company has further asked the MPUC for a determination that any so-called stranded investment created by the amended PPA will be recoverable from customers to the extent permitted by Maine law. On November 4, 1997, after a short hearing on the Company's application, the MPUC determined that it lacked sufficient information to make an informed decision and will not have the opportunity to obtain this information within the statutory deadline provided for the approval of the application. The MPUC, therefore, denied the application, but invited the Company to resubmit it with the understanding that a decision would be following within 30 days after an opportunity for additional review. The Company consequently resubmitted its application on November 6, 1997. The MPUC's and FAME's favorable action on these matters is a prerequisite to amending the PPA. The Company cannot predict either the MPUC's or FAME's ultimate decisions.


8.  GENERATING ASSET DIVESTITURE

    As required by the electric utility industry restructuring legislation, the Company has offered for sale all of its generating capacity,

    including its Canadian subsidiary, with a total net book value of $11.0 million as of September 30, 1997. This plan must be approved by the Maine Public Utilities Commission, which has given the proceeding the Docket No. 97-670. The Company believes it will take at least a full year to complete this divestiture process, which began in late August, 1997. The Company cannot predict the final outcome of the proposed divestiture.

9.  ACCOUNTING PRONOUNCEMENT

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

Item 2.   Management's Analysis of Quarterly Income            Form 10-Q
          Statements

                          Results of Operations

          Earnings (loss) per share and net income (loss) available for common stock for the three months ended September 30, 1997 along with the corresponding information for the previous year are as follows:
                                        Three Months Ended
                                           September 30,

                                         1997      1996

          Loss per share                $(.70)    $(.40)

          Net loss in Thousands         $(1,129)  $(655)

          For the third quarter of 1997 compared to the same quarter last year, the decrease in consolidated earnings per share (EPS) of $.30 is attributable to the following:
                                                          EPS
                                                        Increase
                                                       (Decrease)

          Increase in operating expenses resulting
            from extended Maine Yankee outage in 1997:
               Replacement Power Costs                    $(.32)
               Capacity Expenses                           (.18)
                    Total                                 ( .50)

          Increase in retail revenues:
          2.9% rate increase effective 2/1/97   $  .12
           .7% volume decrease                    (.03)
          Load retention discounts               ( .05)
          Unbilled revenue adjustment              .02      .06

          Increase in Power Marketing earnings
            due to sale of Wyman Unit No. 4's capacity
            because of the outage of several nuclear
            units in New England                            .04

          Insurance reimbursement in 1997 for legal
            expenses incurred in 1996 defending lawsuit     .02

          Reduction in generation operation and
            maintenance expenses                            .02

          Other                                             .06
               Total                                     $( .30)



                                   -14-
                      PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements       Form 10-Q
          Results of Operations (Continued)

          Additional replacement power and capacity expenses associated with the unscheduled Maine Yankee outage that began on December 6, 1996 and the August 6, 1997 decision to close had a material impact on the Company's earnings and cash flows for the third quarter of 1997. For the third quarter of 1997, Maine Yankee replacement power costs reduced earnings by $.32 per share, while additional capacity expenses to address restart and closing issues further reduced earnings by $.18 per share. The rate increases under the Company's rate plan effective February 1, 1997 were partially offset by load retention contract discounts to several large customers and a .7% decrease in retail sales resulting in a net $.06 increase in earnings per share. Power marketing earnings increased $.04 per share because of demand for the Company's Wyman Unit No. 4 capacity entitlement due to the outage of several nuclear units in New England. Legal expenses were reduced in 1997 by $.02 per share due to an insurance settlement received following the successful defense against a lawsuit adjudicated in 1996. Generation related operating and maintenance expenses were also decreased by $.02 per share.

          Consolidated operating revenues for the quarter ended
          September 30, 1997 and 1996, are as follows:

                                   1997                     1996

(Dollars in Thousands)          $       MWH              $        MWH

Retail                       10,536   112,557         10,425    113,381
Sales for Resale                474    10,859            460     10,664
Total Primary Sales          11,010   123,416         10,885    124,045
Secondary Sales                 774    19,799          1,118     49,699
Other Revenues/Rev. Adjust.     601                      581
Total Operating Revenues     12,385   143,215         12,584    173,744


          Primary sales in the third quarter of 1997 were 123,416 MWH, a decrease of 629 MWH from sales in the third quarter of 1996. Secondary sales decreased by 29,900 MWH, reflecting a decrease in power marketing activities. During the third quarter of 1996, secondary sales of the Company's Wyman Unit No. 4 and Maine Yankee entitlements for varying lengths of time (Maine Yankee operated at a 90-percent level for approximately half of the third quarter in 1996) were made at prevailing market rates. As previously mentioned, since Maine Yankee was not



                                   -15-
                      PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements       Form 10-Q
          Results of Operations (Continued)

          available for the same period in 1997, secondary sales for the quarter were limited to Wyman No. 4 entitlements. However, as noted above, because of the increased demand for Wyman Unit No. 4's capacity, profit from power marketing activity was actually higher in 1997.

          Retail revenues for the third quarter of 1997 were $10,536,000 compared to $10,425,000 for the same period of 1996, reflecting the 2.9% increase in retail rates effective February 1, 1997 allowed under the Company's rate plan, partially offset by load retention discounts to certain large industrial customers that were approved by the Maine Public Utilities Commission and a .7% decrease in retail sales.

          For the third quarters ended September 30, 1997 and 1996, total operating expenses were $12,773,000 and $12,448,000, respectively. The changes in operating expenses and energy sources are as follows:

                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                       354        (42,646)
               Wheelabrator-Sherman               390          1,473
               NB Power                         1,120         26,094
               LG&E                               392          9,632
               Bangor Hydro-Electric             (289)       (12,750)
               Other Purchases                    (71)       ( 2,760)
               Deferred Fuel                     (890)
                                                1,006        (20,957)
          Generating Expenses                     123         (8,531)
          Other Operation & Maint. Expenses      (480)
          Depreciation                             63
          Amortization                             15
          Income Taxes                           (402)
                    Total                         325        (29,488)

                      PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements       Form 10-Q
          Results of Operations (Continued)

          As previously mentioned, Maine Yankee was out of service for all of the third quarter of 1997, while it operated at a 90-percent level of operation for approximately half of the third quarter of 1996, resulting in a decrease in production of 42,646 MWH. Hydro production was 65.1% and 144.0% of normal in the third quarters of 1997 and 1996, respectively, as reflected in the 15,260 MWH decrease. Because of the previously mentioned decrease in power marketing activities, purchases from Bangor Hydro-Electric were eliminated in the third quarter of 1997. To meet the remainder of the Company's energy requirements, purchases from NB Power and LG&E increased 26,094 MWH and 9,632 MWH, respectively. Although Maine Yankee did not operate in the third quarter of 1997 creating a reduction in fuel costs of $144,000, the Company's share of Maine Yankee capacity expenses to address restart and closing issues increased by $498,000 resulting in a net increase in purchased power expenses of $354,000. Wheelabrator-Sherman purchased power expenses increased by $390,000, because of an increased production of 1,473 MWH and a 5% contractual price increase. The Company, in accordance with the multi-year rate plan, deferred $890,000, or 50%, of Maine Yankee replacement power costs once the current outage exceeded six months in early June, 1997. See the "Effects on the Company's Rate Plan Resulting from the Maine Yankee Closure" Section of this Form 10-Q for additional information. Generating expenses increased by $123,000 because of increased operation at Wyman No. 4, partially offset by decreases due to reduced activity at the Caribou Steam Plant following Steam Units 1 and 2 placement on inactive status effective January 1, 1996. Other operation and maintenance expenses decreased by $480,000 primarily due to decreased wheeling expenses due to AEI and decreased power marketing activity in 1997 and decreased medical expenses in 1997.

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

                      PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements       Form 10-Q
          Results of Operations (Continued)

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

          The Company's rate plan contains a provision for additional rate increases in the event of a Maine Yankee plant outage exceeding six consecutive months. After the six month period, 50% of the replacement power costs can be deferred and recovered in rates with the annual rate increase. This provision went into effect on June 6, 1997, with approximately $890,000 deferred in the third quarter of 1997. In addition, the profit-sharing mechanism allows additional rate increases if earnings are more than 300 basis points below the target return on equity, currently 11%, with 50% of the earnings deficiency recoverable from customers with the annual rate increase. As more fully explained in Note 4, on October 24, 1997, the MPUC issued a "Notice of Investigation" (NOI) to formally commence an investigation into the report of a consultant who performed a management audit at Maine Yankee. The findings of the investigation will be used in future ratemaking proceedings. The Company cannot predict the effect of this investigation on the MPUC's review of the Company's rate plan filing for its February 1, 1998 increase.

          For the first nine months of 1997, while Maine Yankee was out of service, the Company incurred additional replacement power costs of approximately $4,824,000, of which $1,086,000 have been deferred, along with additional operating costs of

                      PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements       Form 10-Q
          Results of Operations (Continued)

          approximately $1.9 million associated with the efforts to restart Maine Yankee, which have adversely impacted the Company's earnings. See the "Effects on the Company's Rate Plan Resulting from the Maine Yankee Closure" section of this Form 10-Q for additional information.

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

          The Company is responsible for 5 percent of the costs of decommissioning the plant. Maine Yankee has been collecting decommissioning costs in advance pursuant to a 1994 Federal Energy Regulatory Commission (FERC) rate order. Maine Yankee's most recent estimate of the total costs of decommissioning was $508 million (in 1997 dollars), based on a 1997 study by an independent engineering consultant. The previous estimate by the same consultant was $316.6 million (in 1993 dollars). In early November, 1997, Maine Yankee released a cost estimate of $930 million (nominal amount) for decommissioning and other expenditures from September 1, 1997 through October, 2008. The Company has recorded its 5% share, $46.5 million, less $1.1 million of its share of Maine Yankee's expenditures since September 1, 1997 as a decommissioning liability. Maine legislation provides recovery in rates for decommissioning costs through the regulated transmission and distribution affiliate that will be created by March 1, 2000, therefore an offsetting regulatory asset has also been recognized.

                      PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements       Form 10-Q
          Results of Operations (Continued)

          In a related matter, in early September, 1997, the Maine Public Utilities Commission (MPUC) released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994 to June 30, 1997. The report contained both positive and negative conclusions, the latter explaining that: Maine Yankee's decision in December, 1996 to proceed with the steps necessary to restart its nuclear generating plant at Wiscasset, Maine, was "imprudent"; that Maine Yankee's May 27, 1997, decision to reduce restart-expenses while exploring a possible sale of the plant was "inappropriate," based on the consultant's finding that a more objective and comprehensive competitive analysis at the time "might have indicated a benefit for restarting" the plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the prudence of the Maine Yankee shutdown decision and of the operation of Maine Yankee prior to the shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company does not know how the MPUC plans to use the consultant's report or any negative conclusions of its investigation, but believes the report's negative conclusions are unfounded and may be contradictory. The Company has objected to this investigation. The Company also plans to vigorously contest the negative conclusions of the report if they are introduced in Maine Yankee's anticipated rate proceeding before the Federal Energy Regulatory Commission. In addition, the Company believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. On November 7, 1997, Central Maine Power and Maine Yankee initiated legal challenges to the MPUC investigation in the Maine Supreme Judicial Court alleging that such an investigation falls exclusively within the jurisdiction of the FERC, and that the MPUC's investigation is therefore barred on constitutional grounds. The Company intends to join the appeals but cannot predict the timing or outcome of the proceedings. See Item 1. (d) of the "Legal Proceedings and Regulatory Matters section of this Form 10-Q for further discussion.

                      PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements       Form 10-Q
          Results of Operations (Continued)

                          Financial Condition

          Net cash flows from operating activities were negative $2,332,000 for the first nine months of 1997. The $7,532,000 decrease in net cash flow from operating activities reflects the additional replacement power costs and capacity expenses required in 1997 due to the Maine Yankee outage and closing. For the period, $1,941,000 was invested in electric plant, $1,213,000 was paid in dividends and $1,315,000 was used to reduce long-term debt. Short-term borrowings increased by $4,800,000 for the additional Maine Yankee replacement power costs and capacity expenses. The Company drew down $1,239,000 in 1997 from the 1996 tax-exempt revenue bond proceeds based on qualifying property, which partially offset construction requirements.

          For the first nine months of 1996, net cash flows from operating activities were $5,200,000. $10,000,000 of tax-exempt bonds were issued in 1991 and were refinanced with a new $15,000,000 issue, with the remaining $5,000,000 deposited with the trustee to be withdrawn based on qualified property additions. $250,000 was drawn from the trustee of the tax-exempt bonds for issuance expenses incurred. For the period, $2,539,000 was invested in electric plant, $2,232,000 was paid in dividends and $1,315,000 was used to reduce other long-term debt. Short-term borrowings were increased by $1,600,000 for working capital and construction requirements.

          Amendments of Interest Coverage Tests in Financial Instruments

          The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 tax-exempt revenue bonds contain interest coverage tests that the Company must satisfy to avoid default. As previously mentioned, the extended outage at Maine Yankee and the closing of the plant has adversely impacted the financial results for the third quarter of 1997.

          On March 28, 1997, the Company and the Banks agreed on amendments to the revolving credit agreement and letter of credit and reimbursement agreement which adjust the interest coverage tests to exclude Maine Yankee incremental replacement

                      PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements       Form 10-Q
          Results of Operations (Continued)

          power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million as collateral for the maximum amount of the Company's obligations under the revolving credit agreement. Both amendments required the issuance of the first mortgage bonds on or before May 15, 1997. On April 28, 1997 the Maine Public Utilities Commission approved the issuance of the first mortgage bonds, and the Company issued the bonds on May 5, 1997. Without these amendments, the Company would have been in violation of its interest coverage tests for the twelve months ended September 30, 1997 and would have been in default on these instruments.

          Effects on the Company's Rate Plan Resulting from the Maine Yankee Closure

          As mentioned above, the amendments to the Company's revolving credit agreement and letter of credit and reimbursement agreement only exclude Maine Yankee incremental replacement power costs through September 30, 1997. Interest coverage tests for periods after September 30, 1997 will reflect Maine Yankee replacement power costs, as a result of the recent decision to close Maine Yankee. The Company's rate plan contains a provision for additional rate increases in the event of a Maine Yankee plant outage exceeding six consecutive months. After the six month period, 50% of the replacement power costs can be deferred and recovered in rates with the annual rate increase. This provision went into effect on June 6, 1997, with approximately $890,000 deferred in the third quarter of 1997. In addition, the profit-sharing mechanism allows additional rate increases if earnings are more than 300 basis points below the target return on equity, currently 11%, with 50% of the earnings deficiency recoverable from customers with the annual rate increase. As more fully explained in
          Note 4, on October 24, 1997, the MPUC issued a "Notice of Investigation" (NOI) to formally commence an investigation into the report of a consultant who performed a management audit at Maine Yankee. The Company cannot predict the effect of this investigation on the MPUC's review of the Company's rate plan filing for its February 1, 1998 increase. Based on projected 1997 financial results, it is likely that the Company will be in violation of its interest coverage tests at

                      PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements       Form 10-Q
          Results of Operations (Continued)

          the end of 1997. The Company and the Banks have discussed additional amendments to the aforementioned interest coverage tests, but await the MPUC's decisions on the restructured Wheelabrator-Sherman agreement, as described on Note 7, and the Company's February 1, 1998 rate increase. The Company cannot predict the terms of these additional amendments to the interest coverage tests but is working with the Banks to reach a resolution. If the Company's earnings provided under the rate plan are not sufficient to satisfy its interest coverage tests and other obligations, the Company will likely seek an emergency rate increase in advance of any possible violation of the previously mentioned interest coverage tests.

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

          Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic conditions; changes in tax rates, interest rates or rates of inflation; developments in our legislative, regulatory, and competitive environment; and the results of safety investigations or the decommissioning cost of Maine Yankee.

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



                                   -24-
                                                             Form 10-Q

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


                                   -25-
                                                             Form 10-Q

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

               d) the distribution company and its unregulated affiliated provider of retail electric power must keep separate books of accounts and records; and

               (e) the distribution company cannot condition or tie the provision of any regulated service to the provision of


                                   -26-
                                                             Form 10-Q

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

          The MPUC will conduct several rulemaking proceedings associated with the new restructuring law. The Company is presently reviewing its business operations and the opportunities that the new restructuring law presents. The Company cannot predict the value of the Company's stranded investment that the MPUC will determine, but anticipates that all stranded costs will be recovered.

          As reported in its Form 8-K dated September 4, 1997, the Company, pursuant to this legislation, has offered for sale all of its generating capacity, including its Canadian Subsidiary, with a net book value of $11.0 million as of September 30, 1997. This plan must be approved by the Maine Public Utilities Commission, which has given the proceeding the Docket No. 97-670. The Company believes it will take at least a full year to complete this divestiture process, which began in late August, 1997. The Company cannot predict the final outcome of the proposed divestiture.

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

          (c)  Restructured Purchase Power Agreement with Wheelabrator-
               Sherman

               The Company has a Power Purchase Agreement (PPA) with the Wheelabrator-Sherman Energy Company (W/S) under which the Company is obligated to purchase the entire output (up to 126,582 MWH) of a 17.6 MW biomass plant owned by W/S.
               The current term of the PPA runs through December 31, 2000 and may be renewed by either party for an additional fifteen years at prices to be determined by mutual agreement or, absent mutual agreement, by the MPUC.

               On October 15, 1997, the Company and W/S agreed to amend the PPA. Under the terms of this amendment, W/S has agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term. The Company and W/S have also agreed to renew the PPA for an additional six years at agreed-upon prices. The Company will also make an upfront payment to W/S of between $8.6 and $8.7 million, depending upon the exact date of the transaction. The Company believes the amended PPA will help relieve its financial pressure caused by the recent closure of Maine Yankee (see the

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters - Continued

               Company's Form 10-Q for the period ended June 30, 1997) as well as the need for substantial increases in its retail rates, and is therefore in the best interests of the Company, its customers and shareholders.

               The Company intends to finance the upfront payment to W/S from funds obtained from the Finance Authority of Maine
               (FAME). Absent FAME financing, the Company does not believe it will be able to obtain the funds on terms sufficiently economic to justify the arrangement with W/S. The amended PPA must be approved by the MPUC if FAME financing is to be obtained, which approval is currently being sought and has been given the Docket No. 97-727. The Company has also asked the MPUC to allow it to flow through immediately the agreed-to reduction in power purchase costs under the current term of the PPA, instead of deferring the reduction until the year 2000 as required by the Company's Rate Stabilization Plan approved by the MPUC in November, 1995. The Company has further asked the MPUC for a determination that any so-called stranded investment created by the amended PPA will be recoverable from customers to the extent permitted by Maine law. On November 4, 1997, after a short hearing on the Company's application, the MPUC determined that it lacked sufficient information to make an informed decision and will not have the opportunity to obtain this information within the statutory deadline provided for the approval of the application. The MPUC, therefore, denied the application, but invited the Company to resubmit it with the understanding that a decision would be following within 30 days after an opportunity for additional review. The Company consequently resubmitted its application on November 6, 1997. The MPUC's and FAME's favorable action on these matters is a prerequisite to amending the PPA. The Company cannot predict either the MPUC's or FAME's ultimate decisions.

          (d) Maine Public Utilities Commission Investigation of the Operation and Shutdown of Maine Yankee Atomic Power Company Generating Facility in Wiscasset, Maine, MPUC Docket No. 97-781

               On October 24, 1997, the MPUC issued a Notice of
               Investigation regarding the August, 1997 shutdown of the

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings and Regulatory Matters - Continued

               Maine Yankee Power Plant (see "Maine Yankee Closure" in section Management's Analysis above). The MPUC stated that the "permanent shutdown of the plant presents significant ratemaking issues" such as replacement power costs and stranded investment issues, for all three of Maine Yankee's Maine owners. The announced scope of the investigation is therefore intended to focus on "two separate generic prudence questions .... presented in
               determining the reasonableness of increased purchased power costs and reasonableness of the recovery of the unamortized Maine Yankee investment:

               1.   Was the decision to shut down the Maine Yankee
                    Plant prudent?

               2. Was the plant prematurely shut down because the plant had been operated or was operating imprudently?"

               As an owner of Maine Yankee, the Company was made a party to this investigation.

               The Company believes the MPUC's jurisdiction over Maine Yankee costs and prudence issues is preempted by the Federal Power Act and FERC jurisdiction. If, however, the MPUC should successfully assert jurisdiction over these issues and, if it disallowed substantial amounts of the Maine Yankee-related expenses in retail rates, the effect on the Company's financial condition would be material and adverse. On November 7, 1997, Central Maine Power and Maine Yankee initiated legal challenges to the MPUC investigation in the Maine Supreme Judicial Court alleging that such an investigation falls exclusively within the jurisdiction of the FERC, and that the MPUC's investigation is therefore barred on constitutional grounds. The Company intends to join the appeals but cannot predict the timing or outcome of the proceedings.

Item 5.   Other Information

          None

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on form 8-K

          (a)  Exhibits - none

          (b) A Form 8-K was filed on: October 15, 1997 under Item 5, Other Events; September 4, 1997 under Item 5, Other Events.









































                                   -31-
                                                             Form 10-Q

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date: November 13, 1997             /s/  Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance, Administration and Treasurer






































                                   -32-

\TEXT>
/DOCUMENT>