Form 10-Q
period 1998-03-31
MAINE PUBLIC SERVICE CO
filed 1998-05-05
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For Quarter Ended  March 31, 1998      Commission File Number   1-3429


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



                                                              Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter ended March 31, 1998, and for the corresponding period of the preceding year; a consolidated balance sheet as of March 31, 1998, and as of December 31, 1997, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 1998, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at March 31, 1998 and December 31, 1997, and the results of their operations for the three months ended March 31, 1998 and their cash flows for the three months ended March 31, 1998.

                 MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                    STATEMENTS OF CONSOLIDATED OPERATIONS
                                (Unaudited)
               (Dollars in Thousands Except Per Share Amounts)

                                                  Three Months Ended
                                                        March 31,
                                                  1998          1997


Operating Revenues                               $15,597       $15,368
Operating Expenses
   Purchased Power                                 7,725        10,350
   Other Operation and Maintenance                 3,785         3,181
   Depreciation                                      659           627
   Amortization                                      402           409
   Taxes Other Than Income                           435           446
   Provision (Benefit) for Income Taxes              733          (166)
        Total Operating Expenses                  13,739        14,847
Operating Income                                   1,858           521
Other Income (Deductions)
   Equity in Income of Associated Companies          126           110
   Allowance for Equity Funds Used During
      Construction                                     7             4
   Other Income Taxes                                (16)          (44)
   Other - Net                                        72             3
Total                                                189            73
Income Before Interest Charges                     2,047           594
Interest Charges
   Long-Term Debt and Notes Payable                  945           850
   Less Allowance for Borrowed Funds
      Used During Construction                        (4)           (2)
Total                                                941           848
Net Income (Loss) Available for Common Stock      $1,106         ($254)

Average Shares Outstanding (000's)                 1,617         1,617
Basic Earnings (Loss) Per Share of Common Stock    $0.68        ($0.16)
Dividends Declared per Common Share                $0.25         $0.25


The accompanying notes are an integral part of these financial statements.

                MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                         (Dollars in Thousands)
                                                      March 31,   December 31,
                     ASSETS                              1998         1997
Utility Plant
   Electric Plant in Service                             $96,260    $96,396
   Less Accumulated Depreciation                          47,873     47,230
      Net Electric Plant in Service                       48,387     49,166
   Construction Work-in-Progress                           1,211        699
        Total                                             49,598     49,865
Investment in Associated Companies
   Maine Yankee Atomic Power Company                       4,061      3,952
   Maine Electric Power Company, Inc.                        192        177
        Total                                              4,253      4,129
        Net Utility Plant and Investments                 53,851     53,994
Current Assets
   Cash and Cash Equivalents                               2,072      2,071
   Deposits for Interest and Dividends                       470         64
   Accounts Receivable - Net                               5,518      5,788
   Unbilled Base Revenue                                   1,469      1,686
   Deferred Fuel and Purchased Energy                        680        687
   Inventory                                               1,275      1,231
   Prepayments                                             2,061      2,189
      Total                                               13,545     13,716
Other Assets
   Restricted Investment                                   2,290      2,263
   Uncollected Maine Yankee Decommissioning Costs         41,568     43,429
   Recoverable Seabrook Costs                             25,943     26,299
   Regulatory Asset - SFAS 109 & 106                      13,585     13,607
   Deferred Fuel and Purchased Energy                      8,462      7,135
   Other                                                   2,893      3,038
      Total                                               94,741     95,771
Total Assets                                            $162,137   $163,481

         CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                                       $13,071     $13,071
      Paid-in Capital                                         38          38
      Retained Earnings                                   27,604      26,903
      Treasury Stock, at cost                             (5,714)     (5,714)
         Total                                            34,999      34,298
      Long-Term Debt (less current maturities)            35,625      35,650
Current Liabilities
   Long-Term Debt Due Within One Year                      4,155       4,155
   Notes Payable                                           7,700       7,200
   Accounts Payable                                        4,421       5,871
   Current Deferred Income Taxes                              46           6
   Dividends Declared                                        404         404
   Customer Deposits                                          39          43
   Interest and Taxes Accrued                                826         880
      Total                                               17,591      18,559
Deferred Credits
   Uncollected Maine Yankee Decommissioning Costs         41,568      43,429
   Deferred Income Tax                                    26,164      25,722
   Investment Tax Credits                                    631         648
   Deferred Revenues                                         967         902
   Miscellaneous                                           4,592       4,273
      Total                                               73,922      74,974
Total Capitalization and Liabilities                    $162,137    $163,481

The accompanying notes are an integral part of these financial statements.

                    MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
                       Statements of Consolidated Cash Flows
                                   (Unaudited)
                              (Dollars in Thousands)
                                                           Three Months Ended
                                                               March 31,
                                                           1998        1997
Cash Flow From Operating Activities
   Net Income (Loss)                                      $1,106       ($254)

Adjustments to Reconcile Net Income (Loss) to Net Cash
   Provided by Operations
   Depreciation                                              659         627
   Amortization                                               57          54
   Amortization of Seabrook Costs                            355         355
   Income on Tax Exempt Bonds-Restricted Funds               (27)        (46)
   Deferred Income Taxes                                     456         239
   AFUDC                                                     (11)         (6)
   Change in Deferred Fuel & Purchased Energy             (1,327)       (344)
   Change in Deferred Regulatory and Debt Issuance Costs     235         (65)
   Change in Deferred Revenues                                65          62
   Change in Benefit Obligation                              206         197
   Change in Current Assets and Liabilities                 (929)       (730)
   Other                                                     (28)        107
Net Cash Flow From Operating Activities                      817         196

Cash Flow From (Used in) Financing Activities
   Dividend Payments                                        (809)       (404)
   Drawdown of Tax Exempt Bonds Proceeds                       0         450
   Retirements on Long-Term Debt                             (25)        (25)
   Short-Term Borrowings, Net                                500         400
Net Cash Flow From (Used In) Financing Activities           (334)        421

Cash Flow Used For Investing Activities
   Investment in Electric Plant                             (482)       (539)
   Net Cash Used For Investment Activities                  (482)       (539)

Increase in Cash and Cash Equivalents                          1          78
Cash and Cash Equivalents at Beginning of Year             2,071       1,291
Cash and Cash Equivalents at End of Period                $2,072      $1,369

Change in Current Assets and Liabilities Providing
   Cash From Operating Activities
      Accounts Receivable                                   $270       ($452)
      Unbilled Revenue                                       218         310
      Deferred Maine Yankee Replacement Power Costs            7           0
      Inventory                                              (44)       (115)
      Prepayments                                            128         187
      Accounts Payable & Accrued Expenses                 (1,504)       (655)
      Other Current Liabilities                               (4)         (5)
   Total Change                                            ($929)      ($730)

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                               $1,347      $1,301
   Income Taxes (1997 is net of a $500,000 refund)           $33       ($390)

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

    The accompanying unaudited consolidated financial statements should be read in conjunction with the 1997 Annual Report, an integral part of Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the 1997 Form 10-K. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements of the Company's Annual Report filed with the Form 10-K. For interim reporting purposes, these same accounting policies are followed.

    For purposes of the statements of consolidated cash flows,the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

    Certain reclassifications have been made to the 1997 financial statement amounts in order to conform to the 1998 presentation.


2.  IMPLEMENTATION OF MULTI-YEAR RATE PLAN

    A four-year rate plan, approved by the MPUC on November 13, 1995, provided retail rate increases of 4.4% on January 1, 1996, and 2.9% on February 1, 1997. On January 26, 1998, the MPUC approved a 3.9% rate increase on February 1, 1998, according to terms of a stipulation agreed to by the Company and the Public Advocate and with the support of the MPUC staff. The Company has the right to receive an additional increase in retail rates of a minimum of 3.1% on February 1, 1999.

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
                                       (Dollars In Thousands)
                                         Three Months Ended
                                              March 31,
                                            1998      1997
      Current income taxes               $   293   $  (361)
      Deferred income taxes                  474       257
      Investment credits                     (18)      (18)
      Total income taxes                 $   749   $  (122)

      Allocated to:
      Operating Income                   $   733   $  (166)
      Other income                            16        44
      Total                              $   749   $  (122)

    For the three months ended March 31, 1998 and 1997, the effective income tax rates were 40.4% and (32.5%), respectively. The principal reason for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flow through items required by regulation and state income taxes.

    The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of March 31, 1998 and December 31, 1997.
                                               (Dollars in Thousands)
                                              March 31,    December 31,
                                                 1998          1997
      Seabrook                                 $14,430       $14,489
      Property                                   9,587         9,565
      Regulatory expenses                        1,635         1,540
      Deferred fuel                              1,988         1,631
      Pension and postretirement
       benefits                                   (793)         (847)
      Other                                       (683)         (656)
      Net accumulated deferred income taxes    $26,164       $25,722

4.  MAINE YANKEE

    The Company owns 5% of the Common Stock of Maine Yankee Atomic Power Company (Maine Yankee). As previously reported, Maine Yankee has been out of service since December 6, 1996 and on August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations. For additional information regarding Maine Yankee, reference is made to the Company's 1997 Annual Report.

    With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. For the first quarter of 1998, the Company recovered $94,000 of these deferred expenses in accordance with the January, 1998 rate stipulation which provided for recovery of $562,000 in rates effective February 1, 1998. An additional $1,015,000 was deferred in the first quarter of 1998. As of March 31, 1998, the Company has deferred replacement power costs of approximately $3,246,000, subject to recovery in accordance with the rate plan.

    On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million.
    Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of March 31, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $41.6 million, which is the $46.5 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

    On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. The report contained both positive and negative conclusions, the latter including: that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", based on the consultant's finding that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. The Company has expensed its share of these costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas.
    The Company does not know how the MPUC plans to use the consultant's report, but believes the report's negative conclusions concerning the pre-shutdown operations of the plant are unfounded and may be contradictory. The same consultant is also investigating the prudency of the shutdown decision itself and a report on this matter will be forthcoming. The Company believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. On November 7, 1997, Maine Yankee and Central Maine Power initiated a legal challenge to the MPUC investigation in the Maine Supreme Judicial Court alleging that such an investigation falls exclusively within the jurisdiction of the FERC and that the MPUC investigation is therefore barred on constitutional grounds. The Company joined in this appeal. The MPUC subsequently stayed its investigation pending the outcome of Maine Yankee's FERC rate case, while indicating that its consultant would continue its extended review. The Maine Supreme Court, on motions of the parties, stayed the appeal pending resolution of the FERC proceeding.


5.  COMPLIANCE WITH FINANCIAL COVENANTS

    The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 revenue bonds contain interest coverage tests that the Company must satisfy to avoid default. At December 31, 1997, the Company was not in compliance with these covenants. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement which further adjusts the interest coverage tests for the first three quarters of 1998. With these amendments, the Company expects to attain these amended interest coverage tests based on projected 1998 earnings. In addition, the Revolving Credit Agreement and Letter of Credit supporting the Tax Exempt Bonds due 2021 are extended by one year to October, 1999 and June, 2000, respectively.


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

           2)  By March 1, 2000, the Company, Central Maine Power Company
               (CMP) and Bangor Hydro-Electric Company (BHE) must divest of all generation related assets and business functions except for:
                  a) contracts with qualifying facilities, such as the Company's power contract with Wheelabrator-Sherman (W-S) and conservation providers;

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

    On October 15, 1997, the Company and W-S agreed to amend the PPA. Under the terms of this amendment, W-S has agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term. The Company and W-S have also agreed to renew the PPA for an additional six years at agreed-upon prices. The Company will make an upfront payment to W-S of $8.7 million. The Company believes the amended PPA will help relieve the financial pressure caused by the recent closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is therefore in the best interests of the Company, its customers and shareholders.

    In order to finance the upfront payment to W-S, the Company concluded that it must obtain funds from the Finance Authority of Maine (FAME); absent FAME financing, the Company does not believe it can obtain the funds on terms sufficiently economic to justify the arrangement with W-S. The Company also asked the MPUC for a determination that any so-called stranded costs created by the amended PPA will be recoverable from customers to the extent permitted by Maine law.

    On December 22, 1997, the MPUC approved the amended PPA and determined that the upfront payment created by the amended PPA will be treated as stranded cost. On February 19, 1998, the FAME Board of Directors voted to provide the Company with the financing necessary to support the amended PPA. The Company expects to complete its financing with FAME and pay W-S the upfront payment under the restructured PPA by mid-May, 1998, but cannot predict the exact timing of the financing.

8.  GENERATING ASSET DIVESTITURE

    As required by the electric utility industry restructuring legislation, the Company has offered for sale all of its generating capacity, including its Canadian subsidiary, with a total net book value of $10.8 million as of March 31, 1998. This plan has been approved by the Maine Public Utilities Commission, which has given the proceeding the Docket No. 97-670. Any final sale of the Company's generation assets must be approved by the MPUC. In its Order approving the divestiture plan, the MPUC noted a number of concerns that it would address when the final sale was brought before it for approval. These concerns included whether the sale of the assets of the Canadian subsidiary should be delayed pending the development of a retail market for electricity in Canada or until the MPUC completes its final study on the efficiency of competitive markets in northern Maine and whether any sale would create, or exacerbate, a concentration of generation market power to the detriment of MPS's customers.

    MPS has received and reviewed bids for its generation assets and power entitlements and is now in the process of negotiating terms of sale with the successful bidders. The Company cannot predict the exact terms of any sale of these properties nor whether, or under what terms, that sale will be approved by the MPUC.

9.  ACCOUNTING PRONOUNCEMENT

    In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which revises existing guidelines about the level of financial disclosure of a Company's operations. Both Statements are effective for financial statements beginning after December 15, 1997. The Company has not determined the impact of the new standards, but does not expect them to have a material impact to existing financial reporting.

Item 2.   Management's Analysis of Quarterly Income            Form 10-Q
          Statements

          Forward-Looking Statements

          The discussion below may contain "forward-looking statements", as defined in the Private Securities Litigation Reform Act of 1995, related to expected future performance or our plans and objectives. Actual results could potentially differ materially from these statements. Therefore, there can be no assurance that actual results will not materially differ from expectations.

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

                          Results of Operations

          Earnings (loss) per share and net income (loss) available for common stock for the three months ended March 31, 1998 along with the corresponding information for the previous year are as follows:
                                        Three Months Ended
                                              March 31,

                                             1998      1997

          Earnings (loss) per share          $ .68     $(.16)

          Net income (loss) in Thousands     $1,106    $(254)

          For the first quarter of 1998 compared to the same quarter last year, the increase in consolidated earnings per share (EPS) of $.84 is attributable to the following:

                                                                 Form 10-Q
                         PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements Results of Operations (Continued)
                                                          EPS
                                                        Increase
                                                       (Decrease)

          Decrease in operating expenses resulting
            from closure of Maine Yankee and deferral
            of replacement power costs:
               Replacement Power Costs                    $ .39
               Capacity Expenses                            .31
                    Total                                   .70
          Other fuel expense - above normal                 .25
            hydro generation and decrease in W-S purchases

          Increase in wheeling expenses due to NB
            Power's new transmission tariff               ( .19)

          Increase in retail rates of 3.9% effective
            2/1/98 and an unbilled revenue adjustment
            in 1997 were partially offset by a .7%
            volume decrease and load retention
            discounts.                                      .09

          Other                                           ( .01)
               Total                                     $  .84

          For the first quarter of 1998, the deferral of Maine Yankee replacement power costs under the rate plan, as further discussed in item 3(g) of the Legal Proceedings section, increased earnings by $.39 per share, as compared to the first quarter of 1997. Additional capacity expenses to address restart and closing issues during the first quarter of 1997 were eliminated by the closure of Maine Yankee, further increasing earnings by $.31 per share. A decrease in other fuel expenses, due to favorable hydro generation and decreased Wheelabrator-Sherman purchases increased earnings by $.25 per share. An increase in wheeling expenses due to NB Power's new transmission tariff reduced earnings by $.19 per share. The rate increases under the Company's rate plan effective February 1, 1998, partially offset by load retention contract discounts to several large customers and a .7% decrease in retail sales, resulted in a net $.09 increase in earnings per share.

                                                                 Form 10-Q
                         PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          Consolidated operating revenues for the quarter ended March 31, 1998 and 1997, are as follows:

                                   1998                     1997

(Dollars in Thousands)          $       MWH              $        MWH

Retail                       14,472   130,634         14,442    131,531
Sales for Resale                540    17,334            643     18,448
Total Primary Sales          15,012   147,968         15,085    149,979
Secondary Sales                 356     6,372             93      1,876
Other Revenues/Rev. Adjust.     229     3,228            190        -
Total Operating Revenues     15,597   157,568         15,368    151,855


          Primary sales in the first quarter of 1998 were 147,968 MWH, a decrease of 2,011 MWH from sales in the first quarter of 1997. Secondary sales increased by 4,496 MWH, reflecting an increase in power marketing activities of the Company's Wyman No. 4 entitlements.

          Retail revenues for the first quarter of 1998 were $14,472,000 compared to $14,442,000 for the same period of 1997. These revenues reflect the 3.9% increase in retail rates effective February 1, 1998 allowed under the Company's rate plan, partially offset by load retention discounts to certain large industrial customers that were approved by the Maine Public Utilities Commission, and a .7% decrease in retail sales.

          For the first quarter ended March 31, 1998 and 1997, total operating expenses were $13,739,000 and $14,847,000, respectively. The changes in operating expenses and energy sources are as follows:

                                                                 Form 10-Q
                         PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                      (845)          -
               Wheelabrator-Sherman              (161)       ( 2,900)
               NB Power                        (1,451)       (27,298)
               Northeast Empire                 1,013         30,000
               Other Purchases                   (260)       ( 8,435)
               Deferred Fuel                     (921)           -
                                               (2,625)       ( 8,633)
          Generating Expenses                      12         14,656
          Other Operation & Maint. Expenses       592
          Depreciation                             32
          Amortization                             (7)
          Income Taxes                            899
          Taxes Other than Income                 (11)
                    Total                      (1,108)         6,023

          Hydro production was 182.4% and 110.6% of normal in the first quarters of 1998 and 1997, respectively, reflecting an increase of 13,356 MWH. To meet the remainder of the Company's energy requirements with the closing of Maine Yankee, the Company in late 1997 solicited bids for its energy requirements. Purchases from Northeast Empire, the successful bidder, increased 30,000 MWH, replacing energy previously purchased from NB Power. With the closing of Maine Yankee, the Company's share of Maine Yankee capacity expenses to address restart and closing issues during the first quarter of 1997 were eliminated resulting in a net decrease in purchased power expenses of $845,000. Wheelabrator-Sherman purchased power expenses decreased by $161,000, because of decreased production of 2,900 MWH. The Company, in accordance with the multi-year rate plan, deferred $1,015,000, 50% of Maine Yankee replacement power costs in the first quarter of 1998 and amortized $94,000 of previously deferred Maine Yankee replacement power costs. Generating expenses increased by $12,000 because of increased operation at Wyman No. 4, mostly offset by decreases due to reduced activity at the Caribou Steam Plant following Steam Units 1 and 2 placement on inactive status effective January 1, 1996.

                                                                 Form 10-Q
                         PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          Other operation and maintenance expenses increased by $592,000 primarily due to increased wheeling expenses related to NB Power energy purchases. Increased medical expenses and 1998 expenses related to deregulation compliance, as well as image and promotional advertising also contributed to the increase.

          Maine Yankee Closure

          The Company owns 5% of the Common Stock of Maine Yankee Atomic Power Company (Maine Yankee). As previously reported, Maine Yankee has been out of service since December 6, 1996 and on August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations. For additional information regarding Maine Yankee, reference is made to the Company's 1997 Annual Report.

          The Plant provided reliable and low-cost power from the time it commenced operations in late 1972 to 1995. Beginning in early 1995, however, Maine Yankee encountered various operational and regulatory difficulties with the Plant. In 1995, the Plant was shut down for almost the entire year to repair a large number of steam generator tubes that were exhibiting defects. Shortly before the Plant was to go back on-line in December 1995, a group with a history of opposing nuclear power released an undated, unsigned, anonymous letter alleging that in 1988 Yankee Atomic (then an affiliated consultant of Maine Yankee) and Maine Yankee had used the results of a faulty computer code as a basis to apply to the Nuclear Regulatory Commission (NRC) for an increase in the Plant's power output. In response to the allegation, on January 3, 1996, the NRC issued a Confirmatory Order that restricted the Plant to 90 percent of its licensed thermal operation level, which restriction was still in effect when the Plant was permanently shut down.

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

          Another result of the controversy associated with the allegations was an investigation of Maine Yankee initiated by the NRC's Office of Investigations (OI), which, in turn, referred certain issues to the United States Department of Justice (DOJ) for possible criminal prosecution. Subsequently, on September 27, 1997, the DOJ, through the United States Attorney for Maine, announced that its review had revealed insufficient grounds for criminal prosecution. On April 23, 1998, the Maine Yankee officials met with the NRC to address alleged procedural violations announced by the OI. The Company believes that the OI investigation, however, could ultimately result in the imposition of civil penalties, including fines, on Maine Yankee, but cannot predict the extent of these fines nor when they will be assessed.

          With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. For the first quarter of 1998, the Company recovered $94,000 of these deferred expenses in accordance with the January, 1998 rate stipulation. An additional $1,015,000 were deferred in the first quarter of 1998. As of March 31, 1998, the Company has deferred replacement power costs of approximately $3,246,000, subject to recovery in accordance with the rate plan.

          On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of

                                                                 Form 10-Q
                         PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of March 31, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $41.6 million, which is the $46.5 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

          On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. The report contained both positive and negative conclusions, the latter including: that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", based on the consultant's finding that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. The Company has expensed its share of these costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend
          its review to include those areas.   The Company does not know
          how the MPUC plans to use the consultant's report, but believes the report's negative conclusions concerning the pre-shutdown operations of the plant are unfounded and may be contradictory. The same consultant is also investigating the prudency of the shutdown decision itself and a report on this matter will be forthcoming. The Company believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. On November 7, 1997, Maine Yankee and Central Maine Power initiated a legal challenge to the MPUC investigation in the Maine Supreme Judicial Court alleging that such an investigation falls exclusively within the jurisdiction of the FERC and that the MPUC investigation is therefore barred on constitutional

                                                                 Form 10-Q
                         PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          grounds. The Company joined in this appeal. The MPUC subsequently stayed its investigation pending the outcome of Maine Yankee's FERC rate case, while indicating that its consultant would continue its extended review. The Maine Supreme Court, on motions of the parties, stayed the appeal pending resolution of the FERC proceeding.

          On January 15, 1998, Maine Yankee, its bondholders and lender banks revised the Standstill agreements and extended their term to April 15, 1998. On April 7, 1998, Maine Yankee refunded all of its mortgage bonds and bank debt by means of a three-year revolving credit facility with two major banks, which may be extended by agreement of the parties, and a $48,000,000 term loan due in 2006 from a major institutional investor, and discharged its First Mortgage Indenture. The banks' revolving credit commitments are scheduled to be reduced through planned prepayments, structured to conform to Maine Yankee's projected cash flows, in two decrements from their initial level of $80,000,000 to a working-capital level of $20,000,000 on March 31, 2000. The new debt obligations are secured by a security interest in Maine Yankee's rights in its Power Contracts, Additional Power Contracts and Capital Funds Agreements with its Sponsors and its rights to certain expected third-party payments. The new debt facilities also contain restrictions on the payment of common-stock dividends based on Maine Yankee's cash position and a debt service coverage test. See Item 3(g) of the "Legal Proceedings and regulatory Matters" section of this Form 10-Q for further discussion.

                          Financial Condition

          Net cash flows from operating activities were $817,000 for the first three months of 1998. The $621,000 increase in net cash flow from operating activities reflects decreased purchased power expenditures due to favorable hydro generation and decreased Wheelabrator-Sherman purchases and the decrease in restart and closing expenses due to the closure of Maine Yankee. For the period, $482,000 was invested in electric plant, $809,000 was paid in dividends and $25,000 was used to reduce long-term debt. Short-term borrowings increased by $500,000 for the additional Maine Yankee replacement power

                                                                 Form 10-Q
                         PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          costs. On May 1, 1998, the Company made the final sinking fund payment on its 7-1/8% First Mortgage and Collateral Trust Bonds of $2,880,000. Funding was provided by operating cash flows.

          For the first three months of 1997, net cash flows from operating activities were $196,000. $450,000 was drawn from the trustee of the tax-exempt bonds based on qualifying property, which partially offset construction requirements. For the period, $539,000 was invested in electric plant, $404,000 was paid in dividends and $25,000 was used to reduce other long-term debt. Short-term borrowings were increased by $400,000 for working capital and construction requirements.

          Amendments of Interest Coverage Tests in Financial Instruments

          The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 tax-exempt revenue bonds contain interest coverage tests that the Company must satisfy to avoid default.

          On March 28, 1997, the Company and the Banks agreed on amendments to the revolving credit agreement and letter of credit and reimbursement agreement which adjust the interest coverage tests to exclude Maine Yankee incremental replacement power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million as collateral for the maximum amount of the Company's obligations under the revolving credit agreement. Both amendments required the issuance of the first mortgage bonds on or before May 15, 1997. On April 28, 1997 the Maine Public Utilities Commission approved the issuance of the first mortgage bonds, and the Company issued the bonds on May 5, 1997. Without these amendments, the Company would have been in violation of its interest coverage tests through September 30, 1997 and would have been in default on these instruments. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement which further adjusts the

                                                                 Form 10-Q
                         PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          interest coverage tests for the first three quarters of 1998. With these amendments, the Company expects to attain these amended interest coverage tests based on projected 1998 earnings. In addition, the Revolving Credit Agreement and Letter of Credit supporting the Tax Exempt Bonds due 2021 are extended by one year to October, 1999 and June, 2000, respectively.








































                                   -22-
                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters

          (a)  Restructuring of Maine's Electric Utility Industry.

          In the Company's Form 10-K for December 31, 1997, the Company described electric utility restructuring efforts in Maine, including the Maine Public Utilities Commission's (MPUC) recommendation to the legislature. After months of hearings and deliberations, the Maine legislature passed L.D. 1804, "An Act to Restructure the State's Electric Industry", which the Governor signed into law on May 29, 1997.

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

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters (Continued)

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

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters (Continued)

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

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters (Continued)

               d) the distribution company and its unregulated affiliated provider of retail electric power must keep separate books of accounts and records; and

               (e) the distribution company cannot condition or tie the provision of any regulated service to the provision of any service provided by the unregulated affiliated provider of electricity.

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

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters (Continued)

          the Company's plan and ordered it to proceed to divest itself of its generation assets in accordance with the plan.

          Any final sale of the Company's generation assets must be approved by the MPUC. In its Order approving the divestiture plan, the MPUC noted a number of concerns that it would address when the final sale was brought before it for approval. These concerns included whether the sale of the assets of the Canadian subsidiary should be delayed pending the development of a retail market for electricity in Canada or until the MPUC completes its final study on the efficiency of competitive markets in northern Maine (see item (c) below) and whether any sale would create, or exacerbate, a concentration of generation market power to the detriment of MPS's customers.

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

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters (Continued)

          - that "special circumstances" in the Company's service territory (such as its direct physical isolation from the New England power grid) indicates that it may be subject to a high degree of market power. Accordingly, the interim report noted, without further elaboration, that the Final Report would "evaluate several possible legislative adjustments".

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

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters (Continued)

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

          On December 22, 1997, the MPUC approved the amended PPA and determined that the upfront payment created by the amended PPA will be treated as stranded cost. On February 19, 1998, the FAME Board of Directors voted to provide the Company with the financing necessary to support the amended PPA. The Company expects to complete its financing with FAME and pay W-S the upfront payment under the restructured PPA by mid-May, 1998.

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters (Continued)

     (f)  Maine Public Utilities Commission Investigation of the
          Operation and Shutdown of Maine Yankee Atomic Power Company Generating Facility in Wiscasset, Maine, MPUC Docket No. 97-781

          On October 24, 1997, the MPUC issued a Notice of Investigation regarding the August, 1997 shutdown of the Maine Yankee Power Plant (see Item 1. "Subsidiaries and Affiliated Companies", above). The MPUC stated that the "permanent shutdown of the plant presents significant ratemaking issues" such as replacement power costs and stranded cost issues, for all three of Maine Yankee's Maine owners. The announced scope of the investigation is therefore intended to focus on "two separate generic prudence questions .... presented in
          determining the reasonableness of increased purchased power costs and reasonableness of the recovery of the unamortized Maine Yankee investment:

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

          On December 2, 1997, the MPUC issued an Order staying the investigation. The MPUC noted that Maine Yankee had begun a rate proceeding before the FERC on November 6, 1997, which could address the prudence issues raised in the MPUC's own investigation. The MPUC therefore stayed its investigation in order "to avoid unnecessary duplicative efforts by all parties
                                   -30-

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters (Continued)

          involved". The MPUC reserved the right to reopen the investigation particularly if FERC declines to address the prudence issues of concern to the MPUC "if we feel it necessary to investigate those matters after the FERC proceeding ends." The Company cannot therefore predict whether the MPUC will reopen its investigation once the FERC proceeding is concluded.

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

     (g) Maine Public Utilities Commission Approves Rate Increase Pursuant to Previously Approved Rate Plan, MPUC Docket
          No. 97-830.

          Reference is made to the Company's Form 10-K for December 31, 1997 where the Company's rate stabilization plan approved by the Maine Public Utilities Commission (MPUC) (Docket No. 95-
          052) in November, 1995 is described.

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

          Additional capacity payments to restart Maine Yankee and incremental replacement power costs have adversely impacted the Company's 1997 earnings and triggered the rate plan profit-sharing mechanism noted above. The Company's ability to increase its rates for the profit-sharing and for 50% of Maine Yankee replacement power costs is subject to the MPUC's pending review of the prudency of the decision to close Maine Yankee (see item (f) above).
                                   -31-

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters (Continued)

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

                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters (Continued)

          - a customer service and reliability standards penalty will be suspended pending review of these standards during the rate plan's mid-term review in September of 1998.

          This agreement was approved by the MPUC on January 26, 1998.

          The Company was not able to attain its interest coverage tests for the fourth quarter of 1997. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement, which further adjusts the interest coverage tests for the first three quarters of 1998. Based on the Company's current projections, the Company believes that it can attain these amended interest coverage tests. The Company believes that its rate plan deals effectively with the closing of Maine Yankee, with customers and shareholders sharing the burden equally. However, the Company cannot predict what the MPUC's decisions will be concerning the prudency of closing Maine Yankee. If the Company is adversely impacted by the MPUC prudency decision, or if the Company is unable to complete the financing for the restructured Wheelabrator-Sherman contract, the Company may be required to seek an emergency rate increase and will review all cash expenditures, including the level of dividends.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b) A Form 8-K was filed on: January 28, 1998 under Item 5, Other Material Events.

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

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date: May 5, 1998                   /s/  Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance, Administration and Treasurer

\TEXT>
/DOCUMENT>