Form 10-Q
period 1998-06-30
MAINE PUBLIC SERVICE CO
filed 1998-08-12
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For Quarter Ended  June 30, 1998       Commission File Number   1-3429


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


                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter and six months ended June 30, 1998, and for the corresponding periods of the preceding year; a consolidated balance sheet as of June 30, 1998, and as of December 31, 1997, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 1998, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at June 30, 1998 and December 31, 1997, and the results of their operations for the three and six months ended June 30, 1998 and their cash flows for the six months ended June 30, 1998, and for the corresponding periods of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in Thousands Except Per Share Amounts)

                               Three Months Ended          Six Months Ended
                                    June 30,                     June 30,
                                 1998        1997         1998           1997


Operating Revenues              $13,243     $12,339     $28,840        $27,707
Operating Expenses
   Purchased Power                7,389       7,311      15,114         17,661
   Other Operation & Maintenance  3,235       3,114       7,020          6,295
   Depreciation                     658         627       1,317          1,254
   Amortization                     401         411         803            820
   Taxes Other Than Income          379         436         814            882
   Provision (Benefit) for
     Income Taxes                   290         (28)      1,023           (194)
       Total Operating Expenses  12,352      11,871      26,091         26,718
Operating Income                    891         468       2,749            989
Other Income (Deductions)
   Equity in Income of
     Associated Companies           127         137         253            247
   Allowance for Equity Funds
     Used During Construction         8           5          15              9
   Other Income Taxes               (27)        (38)        (43)           (82)
   Other - Net                       40         (37)        112            (34)
Total                               148          67         337            140
Income Before Interest Charges    1,039         535       3,086          1,129
Interest Charges
   Long-Term Debt & Notes Payable 1,021         890       1,966          1,740
   Less Allowance for Borrowed
     Funds Used During
     Construction                    (4)         (2)         (8)            (4)
Total                             1,017         888       1,958          1,736
Net Income (Loss) Available
     for Common Stock               $22       ($353)     $1,128          ($607)

Average Shares Outstanding(000's) 1,617       1,617       1,617          1,617
Basic Earnings (Loss) Per Share
     of Common Stock              $0.01      ($0.22)      $0.70         ($0.38)
Dividends Declared per
     Common Share                 $0.25       $0.25       $0.50          $0.50





 The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)
                                                  June 30,     December 31,
                    ASSETS                          1998           1997
Utility Plant
   Electric Plant in Service                        $96,192        $96,396
   Less Accumulated Depreciation                     48,306         47,230
      Net Electric Plant in Service                  47,886         49,166
   Construction Work-in-Progress                      1,873            699
        Total                                        49,759         49,865
Investment in Associated Companies
   Maine Yankee Atomic Power Company                  4,166          3,952
   Maine Electric Power Company, Inc.                   213            177
        Total                                         4,379          4,129
        Net Utility Plant and Investments            54,138         53,994
Current Assets
   Cash and Cash Equivalents                          2,001          2,071
   Deposits for Interest and Dividends                  470             64
   Accounts Receivable - Net                          5,068          5,788
   Unbilled Base Revenue                              1,238          1,686
   Deferred Fuel and Purchased Energy                   671            687
   Inventory                                          1,280          1,231
   Prepayments                                          442          2,189
      Total                                          11,170         13,716
Other Assets
   Restricted Investments                             4,099          2,263
   Uncollected Maine Yankee Decommissioning Costs    40,080         43,429
   Recoverable Seabrook Costs                        25,587         26,299
   Regulatory Asset - SFAS 109 & 106                 12,509         13,607
   Deferred Fuel and Purchased Energy                 8,846          7,135
   Regulatory Asset - Power Purchase Restructuring    8,706              0
   Other                                              3,723          3,038
      Total                                         103,550         95,771
Total Assets                                       $168,858       $163,481
        CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                                  $13,071        $13,071
      Paid-in Capital                                    38             38
      Retained Earnings                              27,222         26,903
      Treasury Stock, at cost                        (5,714)        (5,714)
         Total                                       34,617         34,298
      Long-Term Debt (less current maturities)       47,165         35,650
Current Liabilities
   Long-Term Debt Due Within One Year                 1,275          4,155
   Notes Payable                                      7,600          7,200
   Accounts Payable                                   4,169          5,871
   Current Deferred Income Taxes                         73              6
   Dividends Declared                                   404            404
   Customer Deposits                                     33             43
   Interest and Taxes Accrued                         1,620            880
      Total                                          15,174         18,559
Deferred Credits
   Uncollected Maine Yankee Decommissioning Costs    40,080         43,429
   Deferred Income Tax                               25,196         25,722
   Investment Tax Credits                               613            648
   Deferred Revenues                                  1,036            902
   Miscellaneous                                      4,977          4,273
      Total                                          71,902         74,974
Total Capitalization and Liabilities               $168,858       $163,481

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Statements of Consolidated Cash Flows
(Unaudited)
(Dollars in Thousands)
                                                       Six Months Ended
                                                            June 30,
                                                      1998           1997
Cash Flow Used For Operating Activities
   Net Income (Loss)                                 $1,128          ($607)

Adjustments to Reconcile Net Income (Loss) to Net
   Cash Used For Operations
   Depreciation                                       1,317          1,254
   Amortization                                         113            129
   Amortization of Seabrook Costs                       709            709
   Income on Tax Exempt Bonds-Restricted Funds          (51)           (90)
   Deferred Income Taxes                                542            925
   AFUDC                                                (23)           (13)
   Change in Deferred Fuel & Purchased Energy        (1,711)          (884)
   Change in Deferred Regulatory and Debt
     Issuance Costs                                     258         (1,410)
   Change in Deferred Regulatory Asset - Power
     Purchase Restructuring                          (8,706)             0
   Change in Deferred Revenues                          133            128
   Change in Benefit Obligation                         422            393
   Change in Current Assets and Liabilities           1,911           (742)
   Other                                               (233)            26
Net Cash Flow Used For Operating Activities          (4,191)          (182)

Cash Flow From Financing Activities
   Dividend Payments                                 (1,213)          (809)
   FAME Financing Costs                                (529)             0
   Deposit - FAME Capital Reserve Fund               (2,378)             0
   Issuance of Long Term Debt                        11,540              0
   Drawdown of Tax Exempt Bonds Proceeds                593            907
   Retirements of Long-Term Debt                     (2,905)           (65)
   Short-Term Borrowings, Net                           400            800
Net Cash Flow From Financing Activities               5,508            833

Cash Flow Used For Investing Activities
   Investment in Electric Plant                      (1,387)        (1,326)
   Net Cash Used For Investment Activities           (1,387)        (1,326)

Decrease in Cash and Cash Equivalents                   (70)          (675)
Cash and Cash Equivalents at Beginning of Year        2,071          1,291
Cash and Cash Equivalents at End of Period           $2,001           $616

Change in Current Assets and Liabilities Providing
   (Utilizing) Cash From Operating Activities
      Accounts Receivable                              $720           $345
      Unbilled Revenue                                  448            482
      Deferred Maine Yankee Replacement Power Costs      16              0
      Inventory                                         (49)          (143)
      Prepayments                                     1,748           (823)
      Accounts Payable & Accrued Expenses              (963)          (593)
      Other Current Liabilities                          (9)           (10)
   Total Change                                      $1,911          ($742)

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                          $1,799         $1,609
   Income Taxes (1998 and 1997 are net of refunds
     of $2,052,451 and $500,000, respectively)      ($1,628)         ($268)

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

    Certain reclassification have been made to the 1997 financial statement amounts in order to conform to the 1998 presentation.


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
                                           (Dollars In Thousands)
                                      Three Months Ended Six Months Ended
                                           June 30,          June 30,
                                         1998      1997     1998     1997
      Current income taxes            $   231   $  (676)  $  524  $(1,037)
      Deferred income taxes               103       704      577      961
      Investment credits                  (17)      (18)     (35)     (36)
      Total income taxes              $   317   $    10   $1,066  $  (112)

      Allocated to:
      Operating Income                $   290   $   (28)   1,023     (194)
      Other income                         27        38       43       82
      Total                           $   317   $    10   $1,066  $  (112)

    For the six months ended June 30, 1998 and 1997, the effective income tax rates were 48.6% and (15.6%), respectively. The principal reason for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flow through items required by regulation and state income taxes.

    The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of June 30, 1998 and December 31, 1997.
                                               (Dollars in Thousands)
                                               June 30,    December 31,
                                                 1998          1997
      Seabrook                                 $14,370       $14,489
      Property                                   8,562         9,565
      Regulatory expenses                        1,808         1,540
      Deferred fuel                              2,033         1,631
      Pension and postretirement benefits         (865)         (847)
      Other                                       (712)         (656)
      Net accumulated deferred income taxes    $25,196       $25,722

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

    With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the excess Maine Yankee replacement power costs went into effect on June 6, 1997. For the second quarter of 1998, the Company recovered $140,000 of these deferred expenses in accordance with the January, 1998 rate stipulation which provided for recovery of $562,000 in rates effective February 1, 1998. An additional $877,000 was deferred in the second quarter of 1998, which was offset















































                                    -7-

    by net savings of $774,000 from the restructured Power Purchase Agreement with Wheelabrator-Sherman, also in accordance with the rate plan stipulations. As of June 30, 1998, the Company has deferred replacement power costs of approximately $3,208,000, subject to recovery in accordance with the rate plan.

    On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million.
    Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of June 30, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $40.1 million, which is the $46.5 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

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















































                                    -8-

5.  COMPLIANCE WITH FINANCIAL COVENANTS

    The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 revenue bonds contain interest coverage tests that the Company must satisfy to avoid default. At December 31, 1997, the Company was not in compliance with these covenants . On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On
    March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement which further adjusts the interest coverage tests for the first three quarters of 1998. With these amendments, the Company has achieved its amended interest coverage tests for the first two quarters of 1998 and expects to meet the interest coverage tests for the remainder of 1998 based on projected 1998 earnings. In addition, the Revolving Credit Agreement and Letter of Credit supporting the Tax Exempt Bonds due 2021 are extended by one year to October, 1999 and June, 2000, respectively.


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

               The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. See Footnote 8, "Generating Asset Divestiture" for additional information.
                                    -9-


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

               The MPUC will conduct several rulemaking proceedings associated with the new restructuring law. The Company is presently reviewing its business operations and the opportunities that the new restructuring law presents.
                                    -10-


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

7.  RESTRUCTURED POWER PURCHASE AGREEMENT WITH WHEELABRATOR-SHERMAN

    The Company has restructured its Power Purchase Agreement (PPA) with the Wheelabrator-Sherman Energy Company (W-S) under which the Company is obligated to purchase the entire output (up to 126,582 MWH) of a 17.6 MW biomass plant owned by W-S.

    The original term of the PPA ran through December 31, 2000 and could be renewed by either party for an additional fifteen years at prices to be determined by mutual agreement or, absent mutual agreement, by the MPUC.

    On October 15, 1997, the Company and W-S agreed to amend the PPA. Under the terms of this amendment, W-S agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term. The Company and W-S have agreed to renew the PPA for an additional six years at agreed-upon prices. The Company made an upfront payment to W-S of $8.7 million on May 29, 1998, with the financing provided by the Finance Authority of Maine (FAME). This payment has been reflected as a regulatory asset, and based on an MPUC order, will be included in stranded costs and will be recovered in the rates of the transmission and distribution utility. The Company believes the amended PPA will help relieve the financial pressure caused by the recent closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is therefore in the best interests of the Company, its customers and shareholders.

    On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (Maine Public Service Company) (the Notes) on behalf of the Company. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (the Trustee), for the purpose of: (i) financing the buydown payment to W-S of approximately $8.7 million, as required under the amended purchase power agreement described above; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and
    (iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with the Company and the



    Capital Reserve Fund held by the Trustee. The Company has issued $4 million of its First Mortgage Bonds and $7.54 million of its Second Mortgage Bonds as collateral for its performance under the Loan Note issued pursuant to the Loan Agreement.

    The Notes will bear interest at a Floating Interest Rate, initially at 5.7% per annum, and will be adjusted weekly. On June 1, 1998, the Company purchased an interest rate cap of 7% at a cost of $172,000, to expire June, 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates.

8.  GENERATING ASSET DIVESTITURE

    In August, 1997, as required by the electric utility industry restructuring legislation, the Company offered for sale all of its generating capacity, including its Canadian subsidiary, with a total net book value of $11.4 million as of June 30, 1998. This plan was approved by the Maine Public Utilities Commission, which has given the proceeding the Docket No. 97-670. Any final sale of the Company's generation assets must be approved by the MPUC. In its Order approving the divestiture plan, the MPUC noted a number of concerns that it would address when the final sale was brought before it for approval. These concerns included whether the sale of the assets of the Canadian subsidiary should be delayed pending the development of a retail market for electricity in Canada or until the MPUC completes its final study on the efficiency of competitive markets in northern Maine and whether any sale would create, or exacerbate, a concentration of generation market power to the detriment of MPS's customers.

    On July 7, 1998, the Company announced that it has agreed to sell its electric generating assets to WPS Power Development, Inc. (WPS-PDI) located in Green Bay, Wisconsin, a wholly-owned subsidiary of WPS Resources Corporation. On August 7, 1998, the Company submitted its filing to the MPUC seeking approval of the sale.

    Both parties signed a purchase and sale agreement providing a sales price of $37.4 million for the Company's 91.8 megawatts of generating capacity, which is 3.2 times higher than the net book value of the assets. If the MPUC approves the sale by the first quarter of 1999, the Company would agree not to increase customer rates by 3.1% on February
    1, 1999, now scheduled under its Rate Stability Plan. In addition, the Company is proposing that the net gain on the sale will be used to reduce stranded costs by approximately $20.8 million. In addition to the MPUC's approval, approval must be obtained from the New Brunswick Lt. Governor in Council before the sale can be consummated.

    Facilities being sold total 91.8 megawatts of generating capacity and include: 34.5 MW of hydroelectric and diesel generating units at the Canadian subsidiary, Maine & New Brunswick Electrical Power Co., Ltd., (Tinker Plant), as well as its transmission system and interconnection with NB Power; 31 MW of hydroelectric, oil-fired steam, and diesel generating facilities at the Caribou Generating Station; 1.4 MW at Squa Pan Hydroelectric generating station and storage dam; 4.2 MW at Flo's Inn diesel generating station; a dismantled diesel unit at Houlton; the Millinocket Lake Storage Dam; and the Company's joint ownership share equivalent to 20.7 MW of Wyman Unit No. 4, an oil-fired plant in Yarmouth, Maine.

    The Company's 5% ownership share in Maine Yankee was not part of the sale because the plant was permanently shut down last August and is now undergoing decommissioning. The rights to the 18.1 MW output being purchased under a power purchase agreement with Wheelabrator-Sherman were offered in the initial request for proposal, but were not included in the final sale. When retail access begins, the Company will auction the Wheelabrator-Sherman entitlement to a third party until 2006, when the agreement with W-S expires. The Company has agreed to buy back electricity from WPS-PDI at a set price to cover the period between the closing date and February 29, 2000, when retail access begins.

    Nineteen employees who operate and maintain the plants located in Maine and in New Brunswick will be affected by the sale. It is expected that some employees will be hired by WPS-PDI, while other positions will be eliminated. Those individuals not offered employment by the buyer will be eligible for an enhanced severance and extended benefits transition package consistent with Maine's restructuring statute.

9.  ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income", which requires the separate reporting of all changes to shareholders' equity, and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which revises existing guidelines about the level of financial disclosure of a Company's operations. In the first quarter of 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pension and Other Postretirement Benefits", which revises existing disclosure requirements about pension and postretirement benefits. These Statements are effective for financial statements beginning after December 15, 1997. The Company has not determined the impact of the new standards, but does not expect them to have a material impact to existing financial reporting.

                                                                  Form 10-Q

Item 2.   Management's Analysis of Quarterly Income Statements

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

                          Results of Operations

          Earnings (loss) per share and net income (loss) available for common stock for the three months ended June 30, 1998 along with the corresponding information for the previous year are as follows:
                                          Three Months Ended
                                                June 30,

                                             1998      1997

          Earnings (loss) per share          $ .01     $(.22)

          Net income (loss) in Thousands     $  22     $(353)

          For the second quarter of 1998 compared to the same quarter last year, the increase in consolidated earnings per share (EPS) of $.23 is attributable to the following:

                                                                 Form 10-Q
PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements Results of Operations (Continued)
                                                          EPS
                                                        Increase
                                                       (Decrease)
          Decrease in operating expenses resulting
            from the closure of Maine Yankee and
            changes in net replacement power costs:
               Capacity Expenses                          $ .46
               Replacement Power Costs                     (.32)
                                                            .14

          Increase in retail rates of 3.9% effective
            2/1/98 and a 1.4% sales increase, partially
            offset by load retention discounts              .20

          Decrease in wheeling expense due to termination
            of transmission agreement with NB Power for
            Maine Yankee and Wyman wheeling                 .10

          Increase in power marketing earnings              .09

          Increase in legal, consulting and advertising
            expenses due to industry restructuring,
            image promotion and lower expenses in 1997
            reflecting an insurance reimbursement          (.09)

          Increase in interest expense due to increased
            long-term and short-term borrowings            (.05)

          Decrease in other operating revenues             (.05)

          Other fuel expense - decreased hydro generation  (.04)

          Other                                           ( .07)
               Total                                     $  .23

          As compared to the second quarter of 1997, the net increase in Maine Yankee replacement power costs under the rate plan, as further discussed in item 3(g) of the Legal Proceedings section, decreased earnings by $.32 per share in the second quarter of 1998. Additional capacity expenses to address restart and closing issues during the second quarter of 1997 were eliminated by the closure of Maine Yankee, increasing earnings by $.46 per share. The rate increase under the Company's rate plan effective February 1, 1998, and a 1.4% increase in retail sales, partially offset by load retention contract discounts to several large customers, resulted in a net $.20 increase in earnings per share. A reduction in wheeling expenses due to the termination of the transmission agreement with NB Power for Maine Yankee and
                                   -15-

                                                               Form 10-Q
                     PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          Wyman wheeling resulted in an increase in earnings of $.10 per share. Power marketing earnings increased by $.09 per share, reflecting a new agreement for the sale of Wyman. Legal, consulting and advertising expenses increased in 1998 which resulted in a decrease in earnings of $.09 per share due to increased consulting on restructuring and asset sale issues, image promotion, and lower expenses in 1997 after reflecting an insurance settlement received following the successful defense against a lawsuit. Interest expense decreased earnings by $.05 per share due to an increase in short-term borrowings and the issuance of the FAME note on May 29, 1998. A decrease in wheeling revenue due to the termination of the AEI contract in 1997, and a decrease in sales for resale, partially offset by an increase in other operating revenues, decreased earnings by $.05 per share. An increase in other fuel expenses, due to a reduction in hydro generation, reduced earnings by $.04 per share. Increases in other operating expenses not described above decreased earnings by $.07 per share.

          Consolidated operating revenues for the quarters ended June 30, 1998 and 1997, are as follows:

                                   1998                     1997
(Dollars in Thousands)          $       MWH              $        MWH

Retail                       11,589   119,180         11,055    117,553
Sales for Resale                436    11,941            508     12,520
Total Primary Sales          12,025   131,121         11,563    130,073
Secondary Sales                 965    32,859            377      8,856
Other Revenues/Rev. Adjust.     253                      399        -
Total Operating Revenues     13,243   163,980         12,339    138,929


          Primary sales in the second quarter of 1998 were 131,121 MWH, an increase of 1,048 MWH from sales in the second quarter of 1997. Secondary sales increased by 24,003 MWH, reflecting an increase in power marketing activities, principally due to a new agreement for the sale of Wyman output.

          Retail revenues for the second quarter of 1998 were $11,589,000 compared to $11,055,000 for the same period of 1997. These revenues reflect the 3.9% increase in retail rates effective February 1, 1998 allowed under the Company's rate plan and the 1.4% increase in retail sales, partially offset by load retention discounts to certain large industrial customers that were approved by the Maine Public Utilities Commission.
                                   -16-

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          For the second quarter ended June 30, 1998 and 1997, total operating expenses were $12,352,000 and $11,871,000, respectively. The changes in operating expenses and energy sources are as follows:

                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                    (1,318)          -
               Wheelabrator-Sherman               (61)         4,450
               NB Power                          (772)       (39,713)
               Northeast Empire                 1,653         48,997
               Other Purchases                    342         16,502
               Deferred Fuel                      234            -
                                                   78         30,236
          Generating Expenses                     112         (3,770)
          Other Operation & Maint. Expenses         9
          Depreciation                             31
          Amortization                            (10)
          Income Taxes                            318
          Taxes Other than Income                 (57)
                    Total                         481         26,466

          To meet the Company's energy requirements with the closing of Maine Yankee, the Company in late 1997 solicited bids for its energy requirements. Purchases from Northeast Empire, the successful bidder, increased 48,997 MWH, replacing energy previously purchased from NB Power in 1997 to replace Maine
          Yankee. With the closing of Maine Yankee, the Company's share of Maine Yankee capacity expenses to address restart and closing issues during the second quarter of 1997 were eliminated, resulting in a net decrease in purchased power expenses of $1,318,000. Wheelabrator-Sherman purchased power expenses decreased by $61,000, despite increased production of 4,450 MWH, due to the reduced price under the amended Power
          Purchase Agreement (PPA), as discussed in Note 7 of the Notes to Consolidated Financial Statements, "Restructured Power
          Purchase Agreement with Wheelabrator-Sherman". The Company, in accordance with the multi-year rate plan stipulations, deferred $877,000, 50% of excess Maine Yankee replacement power costs incurred during the second quarter of 1998. Purchase power costs from Wheelabrator-Sherman were decreased by $774,000 in the second quarter because of the restructured PPA. These savings were used to reduce the $877,000 replacement power costs deferred. The Company also amortized $140,000 of previously deferred Maine Yankee replacement power costs. Hydro production was 80.5% and 95.2% of normal in the second quarters of 1998 and 1997, respectively, reflecting a

                                -17-
                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          decrease of 9,001 MWH. Generating expenses increased by $112,000 because of increased operation at Wyman No. 4.


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

          With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. For the second quarter of 1998, the Company recovered $140,000 of these deferred expenses in accordance with the January, 1998 rate stipulation. An additional $877,000 was deferred in the second quarter of 1998. Purchase power costs from Wheelabrator-Sherman were decreased by $774,000 in the second quarter because of the restructured PPA. These savings were used to reduce the $877,000 replacement power costs deferred. As of June 30, 1998, the Company has deferred replacement power costs of approximately $3,208,000, subject to recovery in accordance with the rate plan.

          On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of June 30, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $40.1 million, which is the $46.5 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

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

                          Financial Condition

          Net cash flows from operating activities were negative $4,191,000 for the first six months of 1998, reflecting the $8,706,000 up-front payment to W-S for the amended PPA. The Company received $11,540,000 from the issuance of FAME's Taxable Electric Rate Stabilization Revenue Notes. The proceeds were used for the W-S payment discussed above, a $2,378,000 deposit to a Capital Reserve Fund and bond issuance costs. For 1998, the receipt of $2,052,000 of tax refunds associated with the 1997 net operating loss carryback improved operating cash flows. For the period, $1,387,000 was invested in electric plant, $1,213,000 was paid in dividends and $2,905,000 was used to reduce long-term debt including the May 1, 1998 final sinking fund payment of $2,880,000 on the 7-1/8% First Mortgage and Collateral Trust Bonds. Short-term borrowings increased by $400,000 for the additional Maine Yankee replacement power costs.

          For the first six months of 1997, net cash flows from operating activities were negative $182,000. The Company drew down $907,000 from the trustee of the tax-exempt revenue bond proceeds based on qualifying property, which partially offset construction requirements. For the period, $1,326,000 was invested in electric plant, $809,000 was paid in dividends and $65,000 was used to reduce other long-term debt. Short-term borrowings were increased by $800,000 for working capital and construction requirements.

                                   -21-
                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          Amendments of Interest Coverage Tests in Financial Instruments

          The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 tax-exempt revenue bonds contain interest coverage tests that the Company must satisfy to avoid default.

          On March 28, 1997, the Company and the Banks agreed on amendments to the revolving credit agreement and letter of credit and reimbursement agreement which adjust the interest coverage tests to exclude Maine Yankee incremental replacement power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million as collateral for the maximum amount of the Company's obligations under the revolving credit agreement. Both amendments required the issuance of the first mortgage bonds on or before May 15, 1997. On April 28, 1997 the Maine Public Utilities Commission approved the issuance of the first mortgage bonds, and the Company issued the bonds on May 5, 1997. Without these amendments, the Company would have been in violation of its interest coverage tests through September 30, 1997 and would have been in default on these instruments. At December 31, 1997, the Company was not in compliance with these covenants. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement which further adjusts the interest coverage tests for the first three quarters of 1998. With these amendments, the Company has achieved its interest coverage tests for the first two quarters of 1998 and expects to meet the interest coverage tests for the remainder of 1998 based on projected earnings. In addition, the Revolving Credit Agreement and Letter of Credit supporting the Tax Exempt Bonds due 2021 are extended by one year to October, 1999 and June, 2000, respectively.

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

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

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

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

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

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

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

          As reported by the Company in its Form 8-K dated July 7, 1998, the Company has agreed to sell 92 MW of generating capacity to WPS Power Development, Inc. for $37.4 million. On August 7, 1998, the Company submitted its filing to the MPUC for approval of the sale.

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

          - that "special circumstances" in the Company's service territory (such as its direct physical isolation from the

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

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

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

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

          On December 22, 1997, the MPUC approved the amended PPA and determined that the upfront payment created by the amended PPA will be treated as stranded cost. On February 19, 1998, the FAME Board of Directors voted to provide the Company with the financing necessary to support the amended PPA. The Company completed its financing with FAME on May 29, 1998 and the amended PPA became effective June 1, 1998.

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

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

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

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

                                   -31-
                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

          In addition, the Company had amended its November, 1997 filing requesting that the savings from the restructured Wheelabrator-Sherman (W-S) Contract, as approved by the MPUC on December 22, 1997 (see item (e) above) be used to offset future Maine Yankee replacement power costs. However, this treatment was again subject to the results of the MPUC's review of the prudency of closing Maine Yankee. The restructuring of the W-S Contract required an up-front payment of approximately $8.7 million, which the Company financed from funds obtained from the Finance Authority of Maine (FAME), under its rate stabilization program.

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



                                   -32-

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

          - a customer service and reliability standards penalty will be suspended pending review of these standards during the rate plan's mid-term review in September of 1998.

          This agreement was approved by the MPUC on January 26, 1998.

          The Company was not able to attain its interest coverage tests for the fourth quarter of 1997. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement, which further adjusts the interest coverage tests for the first three quarters of 1998. The Company met the new interest coverage tests for the first two quarters of 1998. Based on the Company's current projections, the Company believes that it can also attain these amended interest coverage tests for the third quarter of 1998. The Company believes that its rate plan deals effectively with the closing of Maine Yankee, with customers and shareholders sharing the burden equally. However, the Company cannot predict what the MPUC's decisions will be concerning the prudency of closing Maine Yankee. If the Company is adversely impacted by the MPUC prudency decision, the Company may be required to seek an emergency rate increase and will review all cash expenditures, including the level of dividends.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders, held on May 12, 1998, the only matter voted upon was the uncontested election of the following Directors to serve until the 2001 Annual Meeting of Stockholders, each of whom received the votes shown:
                                                            Non-votes
                                                               and
          Nominee             For            Against        Abstention

          Paul R. Cariani     1,406,045      21,708         189,497
          Donald F. Collins   1,405,812      21,941         189,497
          Richard G. Daigle   1,406,597      21,156         189,497
          J. Gregory Freeman  1,406,595      21,158         189,497

Item 5.   Other Information

          None


                                   -33-
                                                             Form 10-Q

                      PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b) A Form 8-K was filed on: June 3, 1998 under Item 5, Other Material Events; and July 7, 1998 under Item 5, Other Material Events.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date: August 12, 1998               /s/  Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance, Administration and Treasurer



























                                   -34-

\TEXT>
/DOCUMENT>