Form 10-Q
period 1998-09-30
MAINE PUBLIC SERVICE CO
filed 1998-11-12
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For Quarter Ended  September 30, 1998    Commission File Number   1-3429


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


                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiary Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter and nine months ended September 30, 1998, and for the corresponding periods of the preceding year; a consolidated balance sheet as of September 30, 1998, and as of December 31, 1997, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 1998, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at September 30, 1998 and December 31, 1997, and the results of their operations for the three and nine months ended September 30, 1998 and their cash flows for the nine months ended September 30, 1998, and for the corresponding periods of the preceding year.






























                                   -2-

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in Thousands Except Per Share Amounts)

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                      1998       1997      1998       1997


Operating Revenues                  $12,832    $12,385    $41,672    $40,092
Operating Expenses
   Purchased Power                    7,444      8,912     22,558     26,573
   Other Operation and Maintenance    3,206      3,185     10,226      9,480
   Depreciation                         659        626      1,976      1,880
   Amortization                         402        411      1,205      1,231
   Taxes Other Than Income              368        386      1,182      1,268
   Provision (Benefit) for Income Taxes (20)      (747)     1,003       (941)
        Total Operating Expenses     12,059     12,773     38,150     39,491
Operating Income                        773       (388)     3,522        601
Other Income (Deductions)
   Equity in Income of Associated
          Companies                     132        130        385        377
   Allowance for Equity Funds Used
          During Construction            10          5         25         14
   Other Income Taxes                    (4)       (38)       (47)      (120)
   MY Replacement Power Carrying Charges 61         13        185         13
   Other - Net                          (31)        43        (43)         9
Total                                   168        153        505        293
Income Before Interest Charges          941       (235)     4,027        894
Interest Charges
   Long-Term Debt and Notes Payable   1,098        897      3,064      2,637
   Less Allowance for Borrowed Funds
      Used During Construction           (6)        (3)       (14)        (7)
Total                                 1,092        894      3,050      2,630
Net Income (Loss) Available for
     Common Stock                     ($151)   ($1,129)      $977    ($1,736)

Average Shares Outstanding (000's)    1,617      1,617      1,617      1,617
Basic Earnings (Loss) Per Share of
     Common Stock                    ($0.09)    ($0.70)     $0.60     ($1.07)
Dividends Declared per Common Share   $0.25      $0.25      $0.75      $0.75







The accompanying notes are an integral part of these financial statements.



                                   -3-
MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in Thousands)
                                                 September 30,    December 31,
                      ASSETS                         1998              1997
Utility Plant
   Electric Plant in Service                        $98,642          $96,396
   Less Accumulated Depreciation                     51,177           47,230
      Net Electric Plant in Service                  47,465           49,166
   Construction Work-in-Progress                      2,840              699
        Total                                        50,305           49,865
Investment in Associated Companies
   Maine Yankee Atomic Power Company                  4,167            3,952
   Maine Electric Power Company, Inc.                   233              177
        Total                                         4,400            4,129
        Net Utility Plant and Investments            54,705           53,994
Current Assets
   Cash and Cash Equivalents                          1,665            2,071
   Deposits for Interest and Dividends                  472               64
   Accounts Receivable - Net                          4,206            5,788
   Unbilled Base Revenue                              1,365            1,686
   Deferred Fuel and Purchased Energy                   661              687
   Inventory                                          1,211            1,231
   Prepayments                                          825            2,189
      Total                                          10,405           13,716
Other Assets
   Restricted Investments                             3,702            2,263
   Uncollected Maine Yankee Decommissioning Costs    38,776           43,429
   Recoverable Seabrook Costs                        25,231           26,299
   Regulatory Asset - SFAS 109 & 106                 12,436           13,607
   Deferred Fuel and Purchased Energy                 9,119            7,135
   Regulatory Asset - Power Purchase Restructuring    8,706
   Other                                              3,735            3,038
      Total                                         101,705           95,771
Total Assets                                       $166,815         $163,481
          CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                                  $13,071          $13,071
      Paid-in Capital                                    38               38
      Retained Earnings                              26,667           26,903
      Treasury Stock, at cost                        (5,714)          (5,714)
         Total                                       34,062           34,298
      Long-Term Debt (less current maturities)       45,915           35,650
Current Liabilities
   Long-Term Debt Due Within One Year                 1,275            4,155
   Notes Payable                                     10,000            7,200
   Accounts Payable                                   3,637            5,871
   Current Deferred Income Taxes                         47                6
   Dividends Declared                                   404              404
   Customer Deposits                                     27               43
   Interest and Taxes Accrued                           489              880
      Total                                          15,879           18,559
Deferred Credits
   Uncollected Maine Yankee Decommissioning Costs    38,776           43,429
   Deferred Income Tax                               25,519           25,722
   Investment Tax Credits                               596              648
   Deferred Revenues                                  1,102              902
   Miscellaneous                                      4,966            4,273
      Total                                          70,959           74,974
Total Capitalization and Liabilities               $166,815         $163,481

   The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Statements of Consolidated Cash Flows
(Unaudited)
(Dollars in Thousands)
                                                          Nine Months Ended
                                                              September 30,
                                                           1998        1997
Cash Flow Used For Operating Activities
   Net Income (Loss)                                       $977     ($1,736)

Adjustments to Reconcile Net Income (Loss) to Net Cash
   Used For Operations
   Depreciation                                           1,976       1,880
   Amortization                                             169         194
   Amortization of Seabrook Costs                         1,064       1,064
   Income on Tax Exempt Bonds-Restricted Funds              (78)       (136)
   Deferred Income Taxes                                    863       1,210
   AFUDC                                                    (39)        (21)
   Change in Deferred Fuel & Purchased Energy            (1,984)     (2,130)
   Change in Deferred Regulatory and Debt Issuance Costs 410 (1,098) Change in Deferred Regulatory Asset - Payment for
     Power Purchase Restructuring                        (8,706)
   Change in Deferred Revenues                              200         204
   Change in Benefit Obligation                             640         590
   Change in Current Assets and Liabilities                 673      (2,329)
   Other                                                   (592)        (24)
Net Cash Flow Used For Operating Activities              (4,427)     (2,332)

Cash Flow From Financing Activities
   Dividend Payments                                     (1,617)     (1,213)
   FAME Financing Costs                                    (534)
   Deposit - FAME Capital Reserve Fund                   (2,378)
   Issuance of Long Term Debt                            11,540
   Drawdown of Tax Exempt Bonds Proceeds                  1,038       1,239
   Retirements of Long-Term Debt                         (4,155)     (1,315)
   Short-Term Borrowings, Net                             2,800       4,800
Net Cash Flow From Financing Activities                   6,694       3,511

Cash Flow Used For Investing Activities
   Investment in Electric Plant                          (2,673)     (1,941)
   Net Cash Used For Investment Activities               (2,673)     (1,941)

Decrease in Cash and Cash Equivalents                      (406)       (762)
Cash and Cash Equivalents at Beginning of Year            2,071       1,291
Cash and Cash Equivalents at End of Period               $1,665        $529

Change in Current Assets and Liabilities Providing (Utilizing)
   Cash From Operating Activities
      Accounts Receivable                                $1,582        $610
      Unbilled Revenue                                      321         433
      Deferred Maine Yankee Replacement Power Costs          26
      Inventory                                              20         (60)
      Prepayments                                         1,364      (1,941)
      Accounts Payable & Accrued Expenses                (2,624)     (1,361)
      Other Current Liabilities                             (16)        (10)
   Total Change                                            $673     ($2,329)

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                              $3,331      $2,950
   Income Taxes (1998 & 1997 are net of refunds of
     $2,052,451 and $500,000, respectively)             ($1,387)      ($130)

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


2.  IMPLEMENTATION OF MULTI-YEAR RATE PLAN

    A four-year rate plan, approved by the MPUC on November 13, 1995, provided retail rate increases of 4.4% on January 1, 1996, and 2.9% on February 1, 1997. On January 26, 1998, the MPUC approved a 3.9% rate increase effective February 1, 1998, according to terms of a stipulation agreed to by the Company and the Public Advocate and with the support of the MPUC staff. The Company has the right to receive an additional increase in retail rates of a minimum of 3.1% on February 1, 1999.

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
                                           (Dollars In Thousands)
                                      Three Months Ended Nine Months Ended
                                         September 30,     September 30,
                                         1998      1997     1998     1997
      Current income taxes            $  (337)  $  (994)  $  187  $(2,031)
      Deferred income taxes               339       303      916    1,264
      Investment credits                  (18)      (18)     (53)     (54)
      Total income taxes              $   (16)  $  (709)  $1,050  $  (821)

      Allocated to:
      Operating Income                $   (20)  $  (747)   1,003     (941)
      Other income                          4        38       47      120
      Total                           $   (16)  $  (709)  $1,050  $  (821)

    For the nine months ended September 30, 1998 and 1997, the effective income tax rates were 51.8% and (32.1%), respectively. The principal reason for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flow through items required by regulation and state income taxes.

    The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of September 30, 1998 and December 31, 1997.
                                               (Dollars in Thousands)
                                            September 30,   December 31,
                                                 1998          1997
      Seabrook                                 $14,311       $14,489
      Property                                   8,537         9,565
      Regulatory expenses                        1,906         1,540
      Deferred fuel                              1,993         1,631
      Pension and postretirement benefits         (936)         (847)
      Other                                       (292)         (656)
      Net accumulated deferred income taxes    $25,519       $25,722

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

    With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the excess Maine Yankee replacement power costs went into effect on June 6, 1997. For the third quarter of 1998, the Company recovered $140,000 of these deferred expenses in accordance with the January, 1998 rate stipulation which provided for recovery of $562,000 in rates effective February 1, 1998.

    An additional $1,105,000 would have been deferred in the third quarter of 1998, however these costs were offset by net savings of $1,106,000 from the restructured Purchase Power Agreement with Wheelabrator-Sherman, also in accordance with the rate plan stipulations. As of September 30, 1998, the Company has a net deferred replacement power cost balance of approximately $3,066,000, subject to recovery in accordance with the rate plan.

    On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. Maine Yankee has indicated that it plans to further update its decommissioning cost estimate before final consideration by the Federal Energy Regulatory Commission (FERC). Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of September 30, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $38.8 million, which is the $46.5 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

    On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. The report contained both positive and negative conclusions, the latter including: that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", based on the consultant's finding that a more objective and comprehensive competitive analysis at that time
    "might have indicated a benefit for restarting" the Plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. The Company believes the report's negative conclusions are unfounded and may be contradictory. In any event, the Company has expensed its share of these costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. The MPUC subsequently stayed its investigation pending the outcome of Maine Yankee's FERC rate case, in which the MPUC and the Maine Office of the Public Advocate (OPA) are actively participating while indicating that its consultant would continue its extended review. Based on preliminary indications, the Company expects the consultant's recommendations resulting from its extended review would call for additional disallowances. However, Maine Yankee, the Company, as well as other Maine Yankee owners have discussed proposals to resolve these rate case issues with several intervenors, including the MPUC and the OPA.

5.  COMPLIANCE WITH FINANCIAL COVENANTS

    The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 revenue bonds contain interest coverage tests that the Company must satisfy to avoid default. At December 31, 1997, the Company was not in compliance with these covenants. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement which further adjusts the interest coverage tests for the first three quarters of 1998. With these amendments, the Company has achieved its amended interest coverage tests for the first three quarters of 1998 and expects to meet the interest coverage tests for the fourth quarter of 1998 based on projected 1998 earnings. In addition, the Revolving Credit Agreement and Letter of Credit supporting the Tax Exempt Bonds due 2021 are extended by one year to October, 1999 and June, 2000, respectively.


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

    In accordance with EITF 97-4 "Deregulation of the Pricing of Electricity", when the details of the restructuring plan are determined by the MPUC rulemaking, the Company will discontinue application of the Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations", for the retail generation segment of its business jurisdiction. As a result, the Company continues to defer certain costs as regulatory assets in instances where recovery through future regulatory cash flows is anticipated. The Company cannot predict the value of the Company's stranded investment that the MPUC will determine.

    In a related matter, and again as required by the Legislation described above, the MPUC, on January 26, 1998, opened an investigation into the feasibility of a direct physical interconnection between the Company's service territory and the New England power grid (MPUC Docket No. 97-
    586). On October 13, 1998, the MPUC issued a draft report in Docket No. 97-586, which was prepared by an independent consultant and purports not to be the product of either the MPUC or its Staff. In addition to the issue of the direct physical connection, the draft report also addresses many of the issues concerning the development of a competitive market for electricity in northern Maine. The draft report concludes that "the electricity market in northern Maine is likely to be subject to market power problems" and recommends further study into methods of resolving those problems. While the Company disagrees with the reports conclusion, it cannot predict the outcome of this proceeding.

7. INVESTIGATION OF STRANDED COSTS, TRANSMISSION AND DISTRIBUTION UTILITY REVENUE REQUIREMENTS AND RATE DESIGN

    On October 14, 1998, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's testimony supports its $96.6 million estimate of stranded costs when deregulation occurs on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. These stranded costs will be reduced by an estimated $19.6 million should the sale of the Company's generating assets be approved by the MPUC, discussed further in Note 9, "GENERATING ASSET DIVESTITURE, below. The Company's proposed annual revenue requirements supported in the filing would be approximately $32.6 millon; $19.3 million for transmission and distribution and $13.3 million for stranded investment. Decisions by the MPUC regarding stranded costs and the generating asset sale approval are not expected until 1999. The Company cannot predict the MPUC's ultimate decision in these matters.

8.  RESTRUCTURED POWER PURCHASE AGREEMENT WITH WHEELABRATOR-SHERMAN

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

9.  GENERATING ASSET DIVESTITURE

    In August, 1997, as required by the electric utility industry restructuring legislation, the Company offered for sale all of its generating capacity, including its Canadian subsidiary, with a total net book value of $11.2 million as of September 30, 1998. This plan was approved by the Maine Public Utilities Commission, which has given the proceeding the Docket No. 97-670. Any final sale of the Company's generation assets must be approved by the MPUC. In its Order approving the divestiture plan, the MPUC noted a number of concerns that it would address when the final sale was brought before it for approval. These concerns included whether the sale of the assets of the Canadian subsidiary should be delayed pending the development of a retail market for electricity in Canada or until the MPUC completes its final study on the efficiency of competitive markets in northern Maine and whether any sale would create, or exacerbate, a concentration of generation market power to the detriment of MPS's customers.

    On July 7, 1998, the Company announced that it has agreed to sell its electric generating assets to WPS Power Development, Inc. (WPS-PDI) located in Green Bay, Wisconsin, a wholly-owned subsidiary of WPS Resources Corporation. On August 7, 1998, the Company submitted its filing to the MPUC seeking approval of the sale.

    Both parties signed a purchase and sale agreement providing a sales price of $37.4 million for the Company's 91.8 megawatts of generating capacity, which is 3.2 times higher than the net book value of the assets. If the MPUC approves the sale by the first quarter of 1999, the Company would agree not to increase customer rates by 3.1% on February
    1, 1999 now scheduled under its Rate Stability Plan. In addition, the Company is proposing that the net gain on the sale will be used to reduce stranded costs by approximately $19.6 million. In addition to the MPUC's approval, approval must be obtained from the New Brunswick Lt. Governor in Council before the sale can be consummated.

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

10.  ACCOUNTING PRONOUNCEMENTS

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

                          Results of Operations

          Loss per share and the net loss available for common stock for the three months ended September 30, 1998 along with the corresponding information for the previous year are as follows:


                                         Three Months Ended
                                             September 30,
                                              1998     1997

          Loss per share                     $(.09)    $(.70)

          Net loss (in thousands)            $(151)    $(1,129)

          For the third quarter of 1998 compared to the same quarter last year, the increase in consolidated earnings per share (EPS) of $.61 is attributable to the following:

                                                                 Form 10-Q
PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements Results of Operations (Continued)
                                                           EPS
                                                         Increase
                                                        (Decrease)
          Decrease in operating expenses resulting
            from the closure of Maine Yankee and
            changes in net replacement power costs:
               Capacity Expenses                            $ .53
               Replacement Power Costs                       (.09)
                                                              .44

          Increase in retail rates of 3.9% effective
            2/1/98 and a 4.5% sales increase, partially
            offset by load retention discounts                .29

          Other fuel expense - increased prices              (.08)

          Increase in interest expense due to increased
            long-term and short-term borrowings              (.07)

          Change in other operation & maintenance expenses    .04

          Other                                             ( .01)
               Total                                       $  .61

          The net increase in Maine Yankee replacement power costs under the rate plan, compared to the third quarter of 1997, decreased earnings by $.09 per share in the third quarter of 1998. The rate plan is discussed in detail in item 3(f) of the Legal Proceedings section. Additional capacity expenses to address restart and closing issues during the second quarter of 1997 were eliminated by the closure of Maine Yankee, increasing earnings by $.53 per share. The rate increase under the Company's rate plan effective February 1, 1998, and a 4.5% increase in retail sales, partially offset by load retention contract discounts to several large customers, resulted in a net $.29 increase in earnings per share.

                                                               Form 10-Q
                     PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          An increase in other fuel expenses due to price increases reduced earnings by $.08 per share. Interest expense decreased earnings by $.07 per share due to an increase in short-term borrowings and the issuance of the FAME note on May 29, 1998.
          A reduction in wheeling expenses due to the termination of the transmission agreement with NB Power for Maine Yankee and Wyman wheeling, offset by increases in other operation and maintenance expenses, resulted in a net increase in earnings of $.04 per share. Changes in other operating revenues not described above decreased earnings by $.01 per share.

          Consolidated operating revenues for the quarters ended
          September 30, 1998 and 1997, are as follows:

                                   1998                     1997
(Dollars in Thousands)          $       MWH              $        MWH

Retail                       11,314   117,635         10,536    112,557
Sales for Resale                420    11,058            474     10,859
Total Primary Sales          11,734   128,693         11,010    123,416
Secondary Sales                 521    14,706            774     19,799
Other Revenues/Rev. Adjust.     577      -               601       -
Total Operating Revenues     12,832   143,399         12,385    143,215


          Primary sales in the third quarter of 1998 were 128,693 MWH, an increase of 5,277 MWH (4.3%) from sales in the third quarter of 1997. Secondary sales decreased by 5,093 MWH, reflecting a decrease in power marketing sales.

          Retail revenues for the third quarter of 1998 were $11,314,000 compared to $10,536,000 for the same period of 1997. The increase in revenues reflects the 3.9% increase in retail rates effective February 1, 1998 allowed under the Company's rate plan and the 4.5% increase in retail sales, partially offset by load retention discounts to certain large industrial customers that were approved by the Maine Public Utilities Commission (MPUC).

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          For the third quarters ended September 30, 1998 and 1997, total operating expenses were $12,059,000 and $12,773,000, respectively. The changes in operating expenses and energy sources are as follows:

                                                Increase/(Decrease)
          (Dollars in Thousands)                    $         MWH
          Purchased Power Expenses
               Maine Yankee                    (1,512)           -
               Wheelabrator-Sherman            (1,332)        (2,277)
               NB Power                        (1,585)       (62,060)
               Northeast Empire                 2,294         67,968
               Other Purchases                   (365)       ( 9,078)
               Deferred Fuel - MY Replacement   1,031            -
                                               (1,469)       ( 5,447)
          Generating Expenses                      35          7,638
          Other Operation & Maint. Expenses       (13)
          Depreciation                             33
          Amortization                            ( 9)
          Income Taxes                            727
          Taxes Other than Income                 (18)
                    Total                        (714)         2,191

          To meet the Company's energy requirements with the closing of Maine Yankee, the Company in late 1997 solicited bids for its energy requirements. Purchases from Northeast Empire, the successful bidder, increased 67,968 MWH, substituting energy previously purchased from NB Power in 1997 to replace Maine Yankee energy. With the closing of Maine Yankee, the Company's share of Maine Yankee capacity expenses to address restart and closing issues during the third quarter of 1997 were eliminated resulting in a net decrease in purchased power expenses of $1,512,000. Wheelabrator-Sherman purchased power expenses decreased by $1,332,000, due to decreased production of 2,277 MWH and to the reduced price under the amended Power Purchase Agreement (PPA), as discussed in Note 8 of the Notes to Consolidated Financial Statements, "Restructured Power Purchase Agreement with Wheelabrator-Sherman". Deferred fuel expense increased $1,031,000 as a result of the deferral of Maine Yankee replacement power costs in the third quarter of 1997. There was no net deferral of Maine Yankee replacement power in the third quarter of 1998, as a result of the application of the Wheelabrator-Sherman savings mentioned above, in accordance with the January, 1998 rate stipulation discussed further in Note 4 of the Notes to Consolidated Financial Statements, "Maine Yankee".

                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          Hydro production was 96.7% and 65.1% of normal in the third quarters of 1998 and 1997, respectively, reflecting an increase of 6,116 MWH. Generating expenses increased by $35,000 because of increased operation at Wyman No. 4.


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

          As a result of the controversy associated with the allegations, the NRC, at the request of the Governor of Maine, conducted an intensive Independent Safety Assessment (ISA) of the Plant in the Summer and Fall of 1996. On October 7, 1996, the NRC issued its ISA report, which found that while the Plant had been operated safely and could continue to operate, there were weaknesses that needed to be addressed, which would require substantial additional spending by Maine Yankee. On December 10, 1996, Maine Yankee responded to the ISA report, acknowledged many of the weaknesses, and committed to revising its operations and procedures to address the NRC's criticisms.

                                   -18-
                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          Another result of the controversy associated with the allegations was an investigation of Maine Yankee initiated by the NRC's Office of Investigations (OI), which, in turn, referred certain issues to the United States Department of Justice (DOJ) for possible criminal prosecution. Subsequently, on September 24, 1997, the DOJ, through the United States Attorney for Maine, announced that its review had revealed insufficient grounds for criminal prosecution. On October 8, 1998, the NRC issued a notice of violation for the pre-shutdown violations, but announced that it was not imposing civil penalties for those violations.

          With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. For the third quarter of 1998, the Company recovered $140,000 of these deferred expenses in accordance with the January, 1998 rate stipulation which provided for recovery of $562,000 in rates effective February 1, 1998. An additional $1,105,000 would have been deferred in the third quarter of 1998, however these costs were offset by net savings of $1,106,000 from the restructured Purchase Power Agreement with Wheelabrator-Sherman, also in accordance with the rate plan stipulation.
          As of September 30, 1998, the Company has a net deferred replacement power cost balance of approximately $3,066,000, subject to recovery in accordance with the rate plan.

          On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. Maine Yankee has indicated that it plans to further update its decommissioning cost estimate before final consideration by the Federal Energy Regulatory Commission (FERC). Legislation enacted in Maine in 1997 calling for restructuring the electric utility industry provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          costs from its customers and, as of September 30, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $38.8 million, which is the $46.5 million discussed above net of the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee.

          On September 2, 1997, the MPUC released the report of a consultant it had retained to perform a management audit of Maine Yankee for the period January 1, 1994, to June 30, 1997. The report contained both positive and negative conclusions, the latter including: that Maine Yankee's decision in December 1996 to proceed with the steps necessary to restart the Plant was "imprudent", that Maine Yankee's May 27, 1997 decision to reduce restart expenses while exploring a possible sale of the Plant was "inappropriate", based on the consultant's finding that a more objective and comprehensive competitive analysis at that time "might have indicated a benefit for restarting" the Plant; and that those decisions resulted in Maine Yankee incurring $95.9 million in "unreasonable" costs. The Company believes the report's negative conclusions are unfounded and may be contradictory. In any event, the Company has expensed its share of these costs. On October 24, 1997, the MPUC issued a Notice of Investigation initiating an investigation of the shutdown decision and of the operation of the Plant prior to shutdown, and announced that it had directed its consultant to extend its review to include those areas. The Company believes it would have substantial constitutional and jurisdictional grounds to challenge any effort in an MPUC proceeding to alter wholesale Maine Yankee rates made effective by the FERC. The MPUC subsequently stayed its investigation pending the outcome of Maine Yankee's FERC rate case, in which the MPUC and the Maine Office of the Public Advocate (OPA) are actively participating, while indicating that its consultant would continue its extended review. Based on preliminary indications, the Company expects the consultant's recommendations resulting from its extended review would call for additional disallowances. However, Maine Yankee, the Company, as well as other Maine Yankee owners, have discussed proposals to resolve these rate case issues with several intervenors, including the MPUC and the OPA.

                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          On January 15, 1998, Maine Yankee, its former bondholders and lender banks revised the Standstill agreements and extended their term to April 15, 1998. On April 7, 1998, Maine Yankee refunded all of its mortgage bonds and bank debt by means of a three-year revolving credit facility with two major banks, which may be extended by agreement of the parties, and a $48 million term loan due in 2006 from a major institutional investor, and discharged its First Mortgage Indenture. The banks' revolving credit commitments are scheduled to be reduced through planned prepayments, structured to conform to Maine Yankee's projected cash flows, in two decrements from their initial level of $80 million to a working-capital level of $20 million on March 31, 2000 and were reduced to $50 million in June, 1998. The new debt obligations are secured by a security interest in Maine Yankee's rights in its Power Contracts, Additional Power Contracts and Capital Funds Agreements with its Sponsors and its rights to certain expected third-party payments. The new debt facilities also contain restrictions on the payment of common-stock dividends based on Maine Yankee's cash position and a debt service coverage test. See Item 3(f) of the "Legal Proceedings and Regulatory Matters" section of this Form 10-Q for further discussion.

                          Financial Condition

          Net cash flows from operating activities were negative $4,427,000 for the first nine months of 1998, reflecting the $8,706,000 up-front payment to W-S for the amended PPA. The Company received $11,540,000 from the issuance of FAME's Taxable Electric Rate Stabilization Revenue Notes. The proceeds were used for the W-S payment discussed above, a $2,378,000 deposit to a Capital Reserve Fund and bond issuance costs. For 1998, the receipt of $2,052,000 of tax refunds associated with the 1997 net operating loss carryback improved operating cash flows. The Company drew down $1,038,000 from the trustee of the tax-exempt revenue board proceeds based on qualifying property, which partially offset construction requirements. For the period, $2,673,000 was invested in electric plant, $1,617,000 was paid in dividends and $4,155,000 was used to reduce long-term debt including the May 1, 1998 final sinking fund payment of $2,880,000 on the 7-1/8% First Mortgage and Collateral Trust Bonds. Short-term borrowings increased by $2,800,000 for the additional Maine Yankee replacement power costs.

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

     Item 2. Management's Analysis of Quarterly Income Statements Results of Operations (Continued)

          For the first nine months of 1997, net cash flows from operating activities were negative $2,332,000. The Company drew down $1,239,000 from the trustee of the tax-exempt revenue bond proceeds. For the period, $1,941,000 was invested in electric plant, $1,213,000 was paid in dividends and $1,315,000 was used to reduce other long-term debt.
          Short-term borrowings were increased by $4,800,000 for working capital and construction requirements.

          Amendments of Interest Coverage Tests in Financial Instruments

          The Company's short-term revolving credit agreement and a letter of credit supporting its 1996 tax-exempt revenue bonds contain interest coverage tests that the Company must satisfy to avoid default.

          On March 28, 1997, the Company and the Banks agreed on amendments to the revolving credit agreement and letter of credit and reimbursement agreement which adjust the interest coverage tests to exclude Maine Yankee incremental replacement power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million as collateral for the maximum amount of the Company's obligations under the revolving credit agreement. Both amendments required the issuance of the first mortgage bonds on or before May 15, 1997. On April 28, 1997 the Maine Public Utilities Commission approved the issuance of the first mortgage bonds, and the Company issued the bonds on May 5, 1997. Without these amendments, the Company would have been in violation of its interest coverage tests through September 30, 1997 and would have been in default on these instruments. At December 31, 1997, the Company was not in compliance with these covenants. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement which further adjusts the interest coverage tests for the first three quarters of 1998. With these amendments, the Company has achieved its interest coverage tests for the first three quarters of 1998 and expects to meet the interest coverage tests for the fourth quarter of 1998 based on projected earnings. In addition, the Revolving Credit Agreement and Letter of Credit supporting the Tax Exempt Bonds due 2021 are extended by one year to October, 1999 and June, 2000, respectively.
                                   -22-

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          Year 2000 Issues

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits would recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failure or miscalculations. The Company has been conducting an on-going assessment of its computer systems, including embedded chip technology, to determine the potential technical and economic impact which the Year 2000 issues might have on the Company, its systems and its business operations. As part of this process, the Company has reviewed the computer application systems responsible for its billing, customer information system and accounting transactions and has identified modifications necessary for those systems. These modifications are principally being made to comply with the electric industry restructuring requirements but have incorporated changes that achieve Year 2000 compliance. The Company is also reviewing its other mission critical systems in order to identify Year 2000 remediation or renovation measures needed for those systems and intends to complete necessary modifications, renovations and testing of all mission critical systems by July 1, 1999. The compliance plans and implementation and testing milestones are based on the Company's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other known factors. In addition to the review of internal systems, the Company is requesting assurances of Year 2000 compliance from third parties upon whom the Company relies. The responses are being reviewed and concerns of non-compliance are being pursued. The Company is attempting to obtain responses and prepare contingency plans, where necessary, no later than July 1, 1999.

          To date, the Company's review and testing has not revealed material system modifications necessary to obtain Year 2000 compliance for mission critical systems, other than the changes necessary for electric industry restructuring discussed above. However, $50,000 has been budgeted in 1999 for external expenditures for unforeseen modifications to achieve Year 2000 compliance for mission critical technology.




                                   -23-
                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.   Management's Analysis of Quarterly Income Statements
          Results of Operations (Continued)

          The Company expects to finish the assessment phase of the Year 2000 compliance project by December 31, 1998, and will then identify risks and most reasonable likely worse case scenarios specific to Year 2000 noncompliance by the Company and third party sources. The Company will develop appropriate contingency plans for these risks no later than July 1, 1999.

          Although all reasonable and available efforts will be made, the Company cannot predict the ultimate achievement of Year 2000 compliance due to its reliance on systems and third parties outside of the Company's control.




































                                   -24-

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



                                   -25-
                                                            Form 10-Q
                      PART II.  OTHER INFORMATION

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

          By July 1, 1999, the MPUC will have estimated the stranded costs for the Company and the manner for the collection of these costs by the transmission and distribution company. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees. The Company estimated its stranded costs to be approximately $96.6 million, based on its October 14, 1998 filing, which included the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of

                                   -26-

                                                            Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

          several other regulatory assets, but does not include any benefits from the Company's sale of generating assets. The MPUC shall include in the rates charged by the transmission and distribution utility decommissioning expenses for Maine Yankee. In 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and revaluate the stranded cost recovery.

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



                                   -27-

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

     (b) Maine Public Service Company, Request for Approval of Sale of Generating Assets, Docket No. 98-584

          Reference is made to the Company's Form 8-K for July 7, 1998 in which the Company reported that it had agreed to sell all of its generating assets to WPS Power Development, Inc. (WPD-
          PDI) for $37.4 million.

          On August 7, 1998, the Company filed with the MPUC for approval of this sale. This proceeding was assigned the MPUC Docket No. 98-584. The Public Advocate and Houlton Water Company have intervened in the proceeding. As reported in the Company's Form 10-Q for the quarter ended June 30, 1998, the MPUC, in its Order approving the Company's divestiture plan on MPUC Docket No. 97-670, noted a number of concerns that it would address in Docket No. 98-584. These concerns include


                                   -28-
                                                            Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

          whether the sale of the Canadian subsidiary should be delayed pending the development of a retail market for electricity in Canada or until the MPUC completes its final study on the efficiency of competitive markets in northern Maine (see item
          (c) below). The Company addressed this concern in its August 7th filing and believes the market for electricity in northern Maine is sufficiently competitive to justify the sale of the Company's Canadian assets. The Company cannot at this time predict the MPUC's ultimate conclusions on this issue or whether it will approve the sale of the Company's generation assets.

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

          In a related matter, and again as required by the Legislation described in item (a), the MPUC, on January 26, 1998, opened an investigation into the feasibility of a direct physical interconnection between the Company's service territory and the New England power grid (MPUC Docket No. 97-586). On

                                   -29-

                                                            Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

          October 13, 1998, the MPUC issued a draft report in Docket No. 97-586, which was prepared by an independent consultant and purports not to be the product of either the MPUC or its Staff. In addition to the issue of the direct physical connection, the draft report also addresses many of the issues concerning the development of a competitive market for electricity in northern Maine. The draft report concludes that "the electricity market in northern Maine is likely to be subject to market power problems" and recommends further study into methods of resolving those problems. The draft report does not flatly conclude that northern Maine should not be opened up to retail competition in electricity, but states its belief that customers in northern Maine "are likely to pay higher prices that are significantly higher than those available from a competitive electricity market".

          On October 26, 1998, the Company submitted to the MPUC comments in which it stated its very substantial disagreement with this report's conclusions. Moreover, the Commission has stated that this report, when final, will be allowed into the record in Docket No. 98-584 (see (b) above) and the report's authors will be subject to discovery and questioning during the hearing in that Docket. The Company expects to vigorously challenge the analysis of this report.

          The Company cannot at this time predict either the ultimate conclusions of the studies described above or the effect of these studies upon the proposed sale of the Company's generation assets in Docket No. 98-584 or the prospect of retail competition in the Company's service territory.

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

     (e)  Maine Public Utilities Commission Investigation of the
          Operation and Shutdown of Maine Yankee Atomic Power Company Generating Facility in Wiscasset, Maine, MPUC Docket No. 97-781

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

     (f) Maine Public Utilities Commission Approves Rate Increase Pursuant to Previously Approved Rate Plan, MPUC Docket
          No. 97-830.

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

          Additional capacity payments to restart Maine Yankee and incremental replacement power costs have adversely impacted the Company's 1997 earnings and triggered the rate plan profit-sharing mechanism noted above. The Company's ability to increase its rates for the profit-sharing and for 50% of

                                                            Form 10-Q
                      PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings and Regulatory Matters - Continued

          Maine Yankee replacement power costs is subject to the MPUC's pending review of the prudency of the decision to close Maine Yankee (see item (e) above).

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

                      PART II.  OTHER INFORMATION              Form 10-Q

          - a customer service and reliability standards penalty will be suspended pending review of these standards during the rate plan's mid-term review in September of 1998.

          This agreement was approved by the MPUC on January 26, 1998.

          The Company was not able to attain its interest coverage tests for the fourth quarter of 1997. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement, which further adjusts the interest coverage tests for the first three quarters of 1998. The Company met the new interest coverage tests for the first three quarters of 1998. The Company believes that its rate plan deals effectively with the closing of Maine Yankee, with customers and shareholders sharing the burden equally. However, the Company cannot predict what the MPUC's decisions will be concerning the prudency of closing Maine Yankee. If the Company is adversely impacted by the MPUC prudency decision, the Company may be required to seek an emergency rate increase and will review all cash expenditures, including the level of dividends.

     (g) Maine Public Service Company Investigation of Stranded Costs, Transmission and Distribution Utility Revenue Requirements and Rate Design, Docket No. 98-577

          On October 14, 1998, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's testimony supports its $96.6 million estimate of stranded costs when deregulation occurs on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. These stranded costs will be reduced by an estimated $19.6 million should the sale of the Company's generating assets be approved by the MPUC, discussed further in item (b) above. The Company's proposed annual revenue requirements supported in the filing would be approximately $32.6 million; $19.3 million for transmission and distribution and $13.3 million for stranded investment. Decisions by the MPUC regarding stranded costs and the generating asset sale approval are not expected until 1999. The Company cannot predict the MPUC's ultimate decision in these matters.

                         PART II.  OTHER INFORMATION            Form 10-Q

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K - None

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)


Date:  November 12, 1998            /s/  Larry E. LaPlante
                                   Larry E. LaPlante, Vice President
                                   Finance, Administration and Treasurer
























                                   -35-
\TEXT>
/DOCUMENT>