Form 10-K
period 1998-12-31
MAINE PUBLIC SERVICE CO
filed 1999-03-22
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998.  Commission File No. 1-3429
                           Maine Public Service Company
              (Exact name of registrant as specified in its charter)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates at March 19, 1999: $ 23,450,125.

     The number of shares outstanding of each of the issuer's classes of common stock as of March 19, 1999.

                  Common Stock, $7.00 par value - 1,617,250 shares

                        DOCUMENTS INCORPORATED BY REFERENCE

1. The Company's 1998 Annual Report to Stockholders is incorporated by reference into Parts I, II and IV.

2. The Company's definitive proxy statement, to be filed pursuant to Regulation 14A no later than 120 days after December 31, 1998, which is the end of the fiscal year covered by this report, is incorporated by reference into Part III.

                               (Page 1 of 48 pages)

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

     The Subsidiary is primarily a hydro-electric generating company. It owns and operates the Tinker hydro plant in New Brunswick, Canada, and sells to the Company the energy not needed to supply its wholesale New Brunswick customer. During 1998, sales to the Company amounted to 92,365 MWH out of the 117,374 MWH generated for sale at Tinker.

     As discussed further in Items 3(a) and (b) of the "Legal
Proceedings" section of this Form 10-K, the Company is proceeding with the sale of generating assets in accordance with Maine's electric utility deregulation law.

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

     The Company and the Subsidiary's net energy production, including generated and purchased power, required to serve all customers, was 655,211 MWH for the twelve months ended December 31, 1998. The following table sets forth the sources from which the Company and the Subsidiary obtained their power requirements in 1998.

                                   1998 Megawatt-hours Generated
     Sources of Power                      or Purchased
Net Generation:
     Hydro                                   123,288
     Steam                                    35,764
     Diesel                                     (799)
     Total                                   158,253
Purchases:
     Fossil Fuel Generated                   161,302
     Biomass Generated                       339,705
       Total                                 501,007
Inadvertent Received                          (4,049)
Total System                                 655,211

     As of June 4, 1984, the Company entered into a Power Purchase Agreement (PPA) with Sherman Power Company, which assigned its interest in the Agreement to Wheelabrator-Sherman Energy Company (W-S), formerly Signal-Sherman Energy Company, (a cogenerator), for 17.6 MW of capacity which began July, 1986. The original contract was scheduled to expire in 2001. As explained in Item 3(f) of the "Legal Proceedings" section of this Form 10-K, on October 15, 1997, the Company and W-S agreed to amend the PPA. Under the terms of this amendment, W-S agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term. The Company and W-S have agreed to renew the PPA for an additional six years at agreed-upon prices. The Company made an up-front payment to W-S of $8.7 million on May 29, 1998, with the financing provided by the Finance Authority of Maine (FAME). This payment has been reflected as a regulatory asset and, based on an MPUC order, will be included in stranded costs and will be recovered in the rates of the transmission and distribution utility. The Company believes the amended PPA will help relieve the financial pressure caused by the recent closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is therefore in the best interests of the Company, its customers and shareholders.

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

      Financial Information about Foreign and Domestic Operations

                    Financial Information Relating
                  To Foreign and Domestic Operations
                    (In Thousands of U.S. Dollars)

                                   1998           1997         1996

Revenues from
Unaffiliated Customers:
  Company-United States            55,958         54,291        56,521
  Subsidiary-Canada                   669            781           743

Intercompany Revenues:
  Company-United States               644            728           683
  Subsidiary-Canada                 1,748          1,672         2,424

Operating Income:
  Company-United States             5,785            567         4,585
  Subsidiary-Canada                   380            344           703

Net Income (Loss)
  Company-United States             1,886         (2,521)        1,366
  Subsidiary-Canada                   367            344           745

Identifiable Assets:
  Company-United States           157,476        156,207       109,891
  Subsidiary-Canada                 6,820          7,274         6,823


     The identifiable assets, by company, are those assets used in each company's operations, excluding intercompany receivables and investments.

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

     Source of Revenues

          In 1998, consolidated operating revenues totaled $56,626,906. The percentages of revenues derived from customer classes are as follows:
                                                        %

          Residential                                 36.4
          Small Commercial and Industrial             32.4
          Large Commercial and Industrial             18.1
          Sales to Wholesale Customers for Resale      3.3
          Other Sales and Other Revenues               9.8
            Total                                    100.0


     Sales to wholesale customers for resale includes two wholesale customers, Van Buren Light and Power District (Van Buren) and Eastern Maine Electric Cooperative, Inc. (EMEC), that selected the Company's six-year proposal in 1994 and subsequently amended, which could not be terminated before December 31, 1998. Van Buren and EMEC represented 4.3% of consolidated MWH sales and 2.2% of consolidated operating revenues for the year ended December 31, 1998. These contracts contained rates lower than those typically allowed under FERC's traditional ratemaking. Capitalizing on the availability of low cost power in New England, the wholesale customers issued a request for proposal in September, 1994 for their purchased power requirements effective January 1, 1996. Houlton Water Company (Houlton), selected an offer from another utility, and began taking service from that utility starting January 1, 1996. In 1995, Houlton was the Company's largest customer. On July 1, 1998, Houlton entered into a new contract, effective February 3, 1999, to purchase its power at a reduced rate from the Company. This contract is effective through December 31, 2000, and may not be terminated before March 1, 2000.

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

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

     On November 13, 1995, the Maine Public Utilities Commission approved a Stipulation signed by Maine Public Service Company, the Commission Staff and the Maine Office of the Public Advocate. This Stipulation, which became effective January 1, 1996, established a multi-year rate plan for the Company that will provide our customers with predictable rates through 1999 and shares operating risks and benefits between the Company's shareholders and customers. The multi-year rate plan was subsequently amended in January, 1998. For more information on the rate plan, see Item 3(h) of the "Legal Proceedings" section of this Form 10-K.

     For additional discussion on revenues, see the 1998 Annual Report to Stockholders, pages 4 and 5, "Analysis of Financial Condition and Review of Operations-Operating Revenues and Energy Sales" and pages 9 to 12, "Regulatory Proceedings", which information is incorporated herein by reference.

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

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

and cannot determine at this time what, if any, additional capital expenditures may be required. As discussed in Items 3(a) and (b) of the "Legal Proceedings" section of this Form 10-K, the Company is proceeding with the sale of generating assets in accordance with Maine's new electric deregulation law.

     See the 1998 Annual Report to Stockholders, pages 9 to 12,
"Analysis of Financial Condition and Review of Operations - Regulatory Proceedings", which information is incorporated herein by reference, for additional information on regulatory matters.

     Franchises and Competition

     Except for consumers served at retail by the Company's wholesale customers, the Company has practically an exclusive franchise to provide electric energy in the Company's service area. For additional information on changes to the future structure of the electric utility industry in Maine, see Item 3(a) of the "Legal Proceedings" section of this Form 10-K.

     Employees

     The information with respect to employees is presented in the 1998 Annual Report to Stockholders, page 9, "Employees", which information is incorporated herein by reference.

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

     On August 24, 1998, the MPUC approved the formation of the Company's unregulated subsidiary, Energy Atlantic, LLC (EA). EA began formal operations on January 1, 1999, performing various non-core activities, such as retail and wholesale marketing of electric power and the sales of energy-related products and services.

     The Company owns 5% of the Common Stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset,

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the Nuclear Regulatory Commission (NRC) was due to expire on October 21, 2008.

     The Maine Public Utilities Commission (MPUC) stayed an investigation of the prudency of the shutdown decision and the operation of Maine Yankee prior to the shutdown decision, pending the outcome of Maine Yankee's rate case before the Federal Energy Regulatory Commission
(FERC). The MPUC and the Maine Office of the Public Advocate (OPA) are actively participating in the FERC proceeding, as well as 28 municipal and cooperative utilities in New England who received approximately 6.2% of the output from Maine Yankee (the "Secondary Purchasers").

     In support of its request for an increase in decommissioning collections, Maine Yankee submitted with its initial FERC rate case filing a 1997 decommissioning cost study performed by TLG Services, Inc. ("TLG"). During 1998, Maine Yankee engaged in an extensive competitive bid process to engage a Decommissioning Operations Contractor ("DOC") to perform certain major decontamination and dismantlement activities at the Plant on a fixed-price, turnkey basis. As a result of that process, a consortium headed by Stone & Webster Engineering Corporation ("Stone
& Webster") was selected to perform such activities under a fixed-price contract. The contract provides for, among other undertakings, construction of an independent spent fuel storage installation ("ISFSI") and completion of major decommissioning activities and site restoration by the end of 2004. The DOC process resulted in fixing certain costs that had been estimated in the earlier decommissioning cost estimate performed by TLG.

     Since the filing of the FERC rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the OPA, the Company and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations. Those parties participated in settlement discussions that resulted in an Offer of Settlement filed by those parties with the FERC on January 19, 1999. On February 8, 1999, the FERC Trial Staff recommended that the presiding judge certify the settlement to the FERC and that the FERC approve it. Upon approval by the FERC, the settlement would constitute a full settlement of all issues raised in the consolidated FERC proceeding, including

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant. A separately negotiated settlement filed with the FERC on February 5, 1999 would resolve the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers.

     The Offer of Settlement provides for Maine Yankee to collect $33.6 million in the aggregate annually, effective January 15, 1998 consisting of: (1) $26.8 million for estimated decommissioning costs, and (2) $6.8 million for ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on the TLG estimate. Under the settlement the amount collected annually could be reduced to approximately $26 million if Maine Yankee is able to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million being held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both would require authorizing legislation in Maine, which Maine Yankee is committed to use its best efforts to obtain.

     The Offer of Settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to certain maximum allowed equity amounts. The Settling Parties also agreed in the proposed settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee.

     As a separate part of the Offer of Settlement, the Company, Central Maine Power Company, and Bangor Hydro-Electric Company (the other two Maine owners of Maine Yankee), the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement, the Company would continue to recover its Maine Yankee costs in accordance with its most recent Rate Stabilization Plan ("RSP") order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

that the Company has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the Offer of Settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the RSP.

     The final major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of that maximum amount would be $4.1 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also sets forth the methodology for calculating such replacement power costs.

     The Company believes the Offer of Settlement, including the Maine Agreement, reasonably resolves the issues presented by the parties in the Maine Yankee FERC proceeding. If the Offer of Settlement is approved by the FERC, several significant uncertainties regarding the recovery of Maine Yankee-related costs are eliminated. Although all of the active parties to the proceeding have agreed to support or, with respect to certain individual provisions, not oppose, the Offer of Settlement, the Company cannot predict with certainty whether or in what form the Offer of Settlement will be approved by the FERC.

     With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. For 1998, Maine Yankee replacement power costs were offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation, resulting in a deferral of $1.1 million. As of December 31, 1998, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.5 million, subject to recovery in accordance with the rate plan.

     The February 1, 1998, rate increase, as described in Item 3(h) of the "Legal Proceedings" section of this Form 10-K, included $562,000 of the recoverable 1997 Maine Yankee replacement power costs with the remaining costs to be included in the rate plan increase in 1999.

     On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998, Maine Yankee updated its estimate of decommissioning

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

costs based on the Settlement, as discussed above. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $36.0 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the Settlement.

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

     Year 2000 Issues

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits would recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failure or miscalculations. The Company has been conducting an on-going assessment of its computer systems, including embedded chip technology, to determine the potential technical and economic impact which the Year 2000 issues might have on the Company, its systems and its business operations. As part of this process, the Company has reviewed the computer application systems responsible for its billing, customer information system and accounting transactions and has identified modifications necessary for those systems. These modifications are principally being made to comply with the electric industry restructuring requirements but have incorporated changes that achieve Year 2000 compliance. The Company has also reviewed its other mission critical systems in order to identify Year 2000 remediation or renovation measures needed for those systems and intends to complete necessary modifications, renovations and testing of all mission critical systems by July 1, 1999. The compliance plans and

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

implementation and testing milestones are based on the Company's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other known factors. In addition to the review of internal systems, the Company is requesting assurances of Year 2000 compliance from third parties upon whom the Company relies. The responses are being reviewed and concerns of non-compliance are being pursued. The Company is attempting to obtain responses and prepare contingency plans, where necessary, no later than July 1, 1999.

     To date, the Company's review and testing has incurred approximately $17,000 of internal labor, and has not revealed material system modifications necessary to obtain Year 2000 compliance for mission critical systems, other than the changes necessary for electric industry restructuring discussed above. However, $50,000 has been budgeted in 1999 for external expenditures for unforeseen modifications to achieve Year 2000 compliance for mission critical technology.

     The assessment phase of the Year 2000 compliance project is essentially complete and the Company is identifying risks and most reasonable likely worse case scenarios specific to the Year 2000 non-compliance by the Company and third-party sources. For example, for every day of a Company-wide shutdown, the Company would lose approximately $187,000 in revenues. The Company will develop appropriate plans for these risks no later than July 1, 1999, as mentioned above. Although all reasonable and available efforts will be made, the Company cannot predict the ultimate achievement of Year 2000 compliance due to its reliance on systems and third-parties outside the Company's control.

     Executive Officers

     The executive officers of the registrant are as follows:

                                                          Office
                                                       Continuously
     Name                                    Age        Held Since

Paul R. Cariani        President and Chief    58         6/1/94
                       Executive Officer


Frederick C. Bustard   Vice President,        61         6/1/96
                       Power Supply & Environment

Larry E. LaPlante      Vice President,        47         6/1/96
                       Finance, Administration and Treasurer

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

Stephen A. Johnson     Vice President,        51         6/1/90
                       Customer Service and
                       General Counsel
                       Secretary and Clerk

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

     Stephen A. Johnson was elected to the new position of Vice President, Customer Service and General Counsel, effective June 1, 1990. Mr. Johnson also continues in his capacity as Secretary and Clerk of the Company, a position he has held since June 1, 1985. Mr. Johnson was appointed General Counsel of the Company on March 5, 1985. On September 1, 1988, he was elected Vice President of Administration and General Counsel, a position he held until his election as Vice President, Customer Service and General Counsel. Prior to joining the Company, Mr. Johnson was the General Counsel of the Maine Office of the Public

                                                                 Form 10-K
                                PART I
Item 1.   Business - Continued

Advocate from 1983 to 1985 and prior to that was a Staff Attorney of the Maine Public Utilities Commission.

     Each executive office is a full-time position and has been the principal occupation of each officer since first elected. All officers were elected to serve until the next annual election of officers and until their successors shall have been duly chosen and qualified. The next annual election of officers will be on May 11, 1999.

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

     The Board of Directors authorized placing on inactive status Steam Units 1 and 2 of the Company's Caribou Generating Facility in Caribou, Maine effective January 1, 1996. These two units, which represent 23 MW of capacity, were expected to remain inactive for five years or longer and were surplus to the Company's needs due to the closure of Loring Air Force Base and the loss in 1996 of the Company's largest customer, the Houlton Water Company. During the Units' inactive period, the plant equipment will be protected and maintained by the installation of a dehumidification system that will permit the Plant to return to service in approximately six months.

     Steam Unit No. 1 went into operation in the early 1950s and Unit No. 2, in the mid 1950s. The Company still has a diesel generation station of approximately 7 MW and a hydro facility of approximately 1 MW and will continue to employ 7 employees at the Caribou facility.

     As of December 31, 1998, the Company and Subsidiary had approximately 442 pole miles of transmission lines and the Company owned approximately 1,666 miles of distribution lines.

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

Item 3.   Legal Proceedings

     (a)  Restructuring of Maine's Electric Utility Industry.

          In the Company's Form 10-K's for December 31, 1996 and December 31, 1997, the Company described electric utility restructuring efforts in Maine, including the Maine Public Utilities Commission's (MPUC) recommendation to the legislature. After months of hearings and deliberations, the Maine legislature passed L.D. 1804, "An Act to Restructure the State's Electric Industry", which the Governor signed into law on May 29, 1997.

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

          3) Billing and metering services will be subject to competition beginning March 1, 2002, but permits the MPUC to establish an earlier date, no sooner than March 1, 2000.
                                   -15-
                                                                 Form 10-K
                                PART I

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

          5) The Company will continue to provide transmission and distribution services which will be subject to continued regulation by the MPUC.

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

          By the end of 1999, the MPUC will have estimated the stranded costs for the Company and the manner for the collection of these costs by the transmission and distribution company. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees. The Company estimates its stranded costs to be approximately $99.3 million, based on market power estimates beyond 2000 and regulatory treatment of the Company's remaining Seabrook investment, but does not include any benefits from the Company's sale of generating assets. The MPUC shall include in the rates to be charged by the transmission and distribution utility decommissioning

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          expenses for Maine Yankee. In 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and revaluate the stranded cost recovery.

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

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

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

     (b) Maine Public Service Company, Request for Approval of Sale of Generating Assets, Docket No. 98-584

          Reference is made to the Company's Form 8-K for July 7, 1998 and Form 10-Q for the quarter ended June 30, 1998, in which the Company reported that it had agreed to sell all of its generating assets to WPS Power Development, Inc. (WPS-PDI) for $37.4 million.

          On August 7, 1998, the Company filed with the MPUC for approval of this sale. The proceeding was given the Docket No. 98-584. The Public Advocate and the Houlton Water Company
          (HWC) have intervened in this proceeding. As reported in the Company's Form 10-Q for the quarter ended September 30, 1998, the MPUC, in its order approving the Company's divestiture plan in MPUC Docket No. 97-670, noted a number of concerns that it would address in Docket No. 98-584. Principal among these concerns is whether the Company's lack of any connection to New England electrical markets, except through the Province of New Brunswick, Canada (NB) and the transmission system owned by the Maine Electric Power Company (the MEPCO line) presented unique issues concerning development of an adequate competitive retail market for electricity in northern Maine and directed the Company to address these concerns when it filed for approval in Docket No. 98-584.

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          On January 29, 1999, the Company filed a Partial Stipulation in this Docket. Under the terms of this Stipulation, the parties agreed that access to northern Maine's electrical markets exclusively through the transmission of the New Brunswick Power Corporation (NB Power) and the MEPCO line "is no longer a substantial barrier to the development of an adequate retail market for electricity in northern Maine" and that any market power issues in northern Maine should not prevent the MPUC from approving the sale of the Company's generation assets to WPS-PDI.

          The basis for this Stipulation is a Products and Service Agreement between NB Power, on the one hand, and the Company, HWC, Eastern Maine Electric Cooperative, Inc. and the Van Buren Light and Power District (collectively, "the northern Maine utilities"), on the other. This Agreement is based in large part upon the recommendations of the Final Report of the Maine Attorney General described in (c) below. Under this Agreement, NB Power agrees to supply: (i) tie-line interruption service, on a firm or non-firm basis, to any northern Maine utility requiring it; (ii) ancillary services to any northern Maine utility; (iii) transmission services through NB to any northern Maine utility at a fixed rate that can be increased only by authorization of the proper NB regulatory authority; and (iv) bona fide offers of energy and capacity and other electric products and service to any customer of any northern Maine utility. It is understood that northern Maine utilities will transfer these services at cost to competitive electricity providers.

          On December 10, 1998, the MPUC issued a bench analysis concerning certain aspects of the manner in which the Company structured the proposed sale with WPS-PDI. Principal among these concerns were whether the Company should withdraw from the proposed sale of its interest in Wyman Unit No. 4 and attempt to sell this asset independently in the New England markets and whether the Company should retain title to approximately 12 MW of diesel capacity. The Company addressed these concerns in rebuttal testimony filed on January 19, 1999 and at a hearing on February 2, 1999. Although the MPUC must ultimately pass on these issues, the Company does not believe them to represent any obstacle to the proposed sale to WPS-PDI.

          The Company cannot, however, predict the MPUC's ultimate decision regarding the market power issues addressed in the

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          Partial Stipulation described above. A decision in this Docket is expected by late March, 1999.

     (c) Final Report by the Department of the Maine Attorney General and the MPUC Regarding Market Power Issues Raised by the Prospect of Retail Competition in Maine's Electric Industry, Docket No. 97-877.

          The Legislation described in item (a) above requires the Maine Department of the Attorney General and the MPUC to jointly conduct a study of the various market power issues presented by the introduction of retail competition into Maine's electric industry. This Report was issued on December 1, 1998.

          With respect to market power in northern Maine, the Report noted the potential for an unacceptably high level of market power in northern Maine, arising from circumstances it described as follows:

          (i) "The northern Maine wholesale market is highly concentrated, and subject to a corresponding degree of market power. The market is dominated by NB Power, which controls transmission access to northern Maine. NB Power transmission is unsupervised by any regulatory authority, and NB Power has set discriminatory rates, with the result that it has preferential access to the market. This transmission regime effectively excludes Hydro-Quebec from the market as well as participants from New England and Nova Scotia."

          (ii) "In addition, there exists a transmission constraint [over the MEPCO line] which prevents firm power from flowing to northern Maine from New England. Moreover, the problem of market power is probably aggravated by the lack of access to a well-designed spot market."

          Faced with these conclusions, the Report opined that "[t]he question of whether retail choice in northern Maine should be postponed must be confronted." The Report concluded, however, that postponement should be a last resort and that other "less drastic remedies" should be attempted first. The Report specified certain of these remedies:

          (i) regarding NB Power's dominance of the northern Maine market, the Report proposed that NB Power contract with

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

               northern Maine T&D companies to provide transmission service at a fixed, non-discriminatory rate;

          (ii) regarding the lack of firm energy over the MEPCO line, the Report proposed that NB Power should contract with the northern Maine utilities to provide ancillary and so-called tie-line interruption service, which would effectively remove the south-to-north constraint on the MEPCO line; and

         (iii) finally, the Report concluded that if NB Power is obligated to provide tie-line interruption service, ancillary services and reasonably-priced transmission to the northern Maine utilities, "the beneficial influence of New England spot market pricing will be felt in northern Maine."

          As reported in item (b) above, the Products and Service
          Agreement between NB Power and the northern Maine utilities incorporates all of these proposals.

          In a related matter, and again as required by the Legislature described in item (a), the MPUC, on January 26, 1998, opened an investigation into the feasibility of a direct physical interconnection between the Company's service territory and the New England power grid (Docket No. 97-586). On November 24, 1998, the Commission issued its final report, which was prepared by an independent consultant. Like the Attorney General's Report described above, this Study concluded that, without changes such as those suggested in the Report, the northern Maine market for electricity is likely to be subject to market power problems.

     (d) Maine Public Utilities Commission, Inquiry Into Bulk Power System Administration and Settlement System in Northern Maine, MPUC Docket No. 98-929.

          On December 1, 1998, the MPUC issued its Notice of Inquiry into the structure and operation of a bulk power system administrator and retail settlement system for northern Maine. This Inquiry was assigned MPUC Docket No. 98-529. The MPUC based the need for this proceeding on the fact that northern Maine is not electrically connected to the New England grid and therefore systems in place in the rest of New England that are necessary to support a marketable competitive environment do not yet exist in northern Maine.

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          The MPUC Notice acknowledges that the four northern Maine utilities - the Company, the Houlton Water Company, the Eastern Maine Electric Cooperative, Inc. and the Van Buren Light and Power District - have formed a working group for the express purpose of developing these systems. The northern Maine utilities are to develop and file a proposal for these systems by April 30, 1999. The proposal will be developed with the participation of various market participants, including marketers, generators, customers and NB Power. The Company is satisfied with the working groups' progress to date, but cannot predict the success of any final outcome.

     (e)  Maine Public Service Company, Request For Open Access
          Transmission Tariff, FERC Docket No. ER 95-836-000.

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

          On December 22, 1998, the FERC issued its order in this proceeding. Although many of the major issues were not decided in the Company's favor, the Company does not expect the order to have any adverse impact on the Company's financial condition. Based on the FERC order, the Company expects to refund $1.2 million to the customers and has reflected these refunds as liabilities.

     (f)  Restructured Purchase Power Agreement with Wheelabrator-
          Sherman

          The Company has a Power Purchase Agreement (PPA) with the Wheelabrator-Sherman Energy Company (W-S) under which the Company is obligated to purchase the entire output (up to 126,582 MWH) of a 17.6 MW biomass plant owned by W-S. The original term of the PPA was scheduled to expire on December

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          31, 2000 and was renewable by either party for an additional fifteen years at prices to be determined by mutual agreement or, absent mutual agreement, by the MPUC.

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

          In order to finance the up-front payment to W-S, the Company concluded that it must obtain funds from the Finance Authority of Maine (FAME); absent FAME financing the Company did not believe it could obtain the funds on terms sufficiently economic to justify the arrangement with W-S. The amended PPA had to be approved by the MPUC before FAME financing could be obtained. The Company's request for this approval was given in MPUC Docket No. 97-727. The Company also asked the MPUC for a determination that any so-called stranded costs created by the amended PPA will be recoverable from customers to the extent permitted by Maine law.

          On December 22, 1997, the MPUC approved the amended PPA and determined that the up-front payment required by the PPA will be treated as stranded cost. On February 19, 1998, the FAME Board of Directors voted to provide the Company with the financing necessary to support the amended PPA. The Company completed its financing with FAME on May 29, 1998 and the amended PPA became effective June 1, 1998 with the up-front payment of $8.7 million.

     (g)  Maine Public Utilities Commission Investigation of the
          Operation and Shutdown of Maine Yankee Atomic Power Company Generating Facility in Wiscasset, Maine, MPUC Docket No. 97-781

          On October 24, 1997, the MPUC issued a Notice of Investigation regarding the August, 1997 shutdown of the Maine Yankee Power Plant (see Item 1. "Subsidiaries and Affiliated Companies", above). The MPUC stated that the "permanent shutdown of the plant presents significant ratemaking issues" such as replacement power costs and stranded cost issues, for all three of Maine Yankee's Maine owners. The announced scope of
                                   -23-

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          the investigation is therefore intended to focus on "two
          separate generic prudence questions .... presented in
          determining the reasonableness of increased purchased power costs and reasonableness of the recovery of the unamortized Maine Yankee investment:

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

          As a result, the Maine Supreme Judicial Court, on December 15, 1997, upon motion by Maine Yankee and its Maine owners, stayed all proceedings in the appeal until the first to occur of either December 31, 1998 or the 30th day after the conclusion of Maine Yankee's rate case before the FERC.

                                   -24-

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          The MPUC and the Maine Office of the Public Advocate (OPA) are actively participating in the FERC proceeding, as well as 28 municipal and cooperative utilities in New England who received approximately 6.2% of the output from Maine Yankee (the "Secondary Purchasers").

          In support of its request for an increase in decommissioning collections, Maine Yankee submitted with its initial FERC rate case filing a 1997 decommissioning cost study performed by TLG Services, Inc. ("TLG"). During 1998, Maine Yankee engaged in an extensive competitive bid process to engage a Decommissioning Operations Contractor ("DOC") to perform certain major decontamination and dismantlement activities at the Plant on a fixed-price, turnkey basis. As a result of that process, a consortium headed by Stone & Webster Engineering Corporation
          ("Stone & Webster") was selected to perform such activities under a fixed-price contract. The contract provides for, among other undertakings, construction of an independent spent fuel storage installation ("ISFSI") and completion of major decommissioning activities and site restoration by the end of 2004. The DOC process resulted in fixing certain costs that had been estimated in the earlier decommissioning cost estimate performed by TLG.

          Since the filing of the FERC rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the OPA, the Company and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations. More recently, those parties participated in settlement discussions that resulted in an Offer of Settlement filed by those parties with the FERC on January 19, 1999, which, if approved by the FERC, would result in full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant. A separately negotiated settlement filed with the FERC on February 5, 1999 would resolve the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers.

          The Offer of Settlement provides for Maine Yankee to collect $33.6 million in the aggregate annually, effective January 15, 1998 consisting of: (1) $26.8 million for estimated decommissioning costs, and (2) $6.8 million for ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4
                                   -25-

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          million for decommissioning and the ISFSI, based on the TLG estimate. Under the settlement the amount collected annually could be reduced to approximately $26 million if Maine Yankee is able to
          (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million being held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both would require authorizing legislation in Maine, which Maine Yankee is committed to use its best efforts to obtain.

          The Offer of Settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to certain maximum allowed equity amounts. The Settling Parties also agreed in the proposed settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee.

          As a separate part of the Offer of Settlement, the Company, Central Maine Power Company, and Bangor Hydro-Electric Company (the other two Maine owners of Maine Yankee), the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement, the Company would continue to recover its Maine Yankee costs in accordance with its most recent Rate Stabilization Plan ("RSP") order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that the Company has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the Offer of Settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the RSP.

          The final major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum
                                   -26-

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          cumulative amount of $41 million. The Company's share of that maximum amount would be $4.1 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also sets forth the methodology for calculating such replacement power costs.

          The Company believes the Offer of Settlement, including the Maine Agreement, reasonably resolves the issues presented by the parties in the Maine Yankee FERC proceeding. If the Offer of Settlement is approved by the FERC, several significant uncertainties regarding the recovery of Maine Yankee-related costs are eliminated. Although all of the active parties to the proceeding have agreed to support or, with respect to certain individual provisions, not oppose, the Offer of Settlement, the Company cannot predict with certainty whether or in what form the Offer of Settlement will be approved by the FERC.

     (h) Maine Public Utilities Commission Approves Rate Increase Pursuant to Previously Approved Rate Plan, MPUC Docket
          No. 97-830.

          Reference is made to the Company's Form 10-K for December 31, 1996 where the Company's rate stabilization plan approved by the Maine Public Utilities Commission (MPUC) (Docket No. 95-
          052) in November, 1995 is described. In addition, in the Company's Form 8-K filed November 19, 1997, the Company announced its annual filing under the rate plan.

          On November 13, 1997, the Company filed with the MPUC its annual rate increase pursuant to the Company's rate plan. The filing supported an annual increase in retail rates of 7.6%.

          Additional capacity payments to restart Maine Yankee and incremental replacement power costs adversely impacted the Company's 1997 earnings and triggered the rate plan profit-sharing mechanism.

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

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          On January 15, 1998, the OPA and the Company, with the support of the MPUC Staff, reached an agreement on the rate increase for February 1, 1998. The principal elements of the stipulation are as follows:

          - the rate increase effective February 1, 1998 was 3.9%, consisting of the specified increase of 2.75% and approximately $562,000 of the 1997 recoverable Maine Yankee replacement power costs (1.15%);

          - the minimum rate increase effective February 1, 1999 will consist of a specified increase of 2% and the remaining recoverable 1997 Maine Yankee replacement power costs of $523,000;

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

          - the Company waives its right to collect additional revenues for the profit-sharing review period, i.e. the twelve months ended September 30, 1997, since the earnings deficiency was the result of the closing of Maine Yankee and, based on the 3.9% increase granted by the MPUC, the Company expects to earn a reasonable rate of return in 1998 without these additional revenues.

          This agreement was approved by the MPUC on January 26, 1998.

          The Company was not able to attain its interest coverage tests for the fourth quarter of 1997. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement, which further adjusts the interest coverage tests for the first three quarters of 1998. The Company met these new interest coverage tests during 1998. For the fourth quarter of 1998, the interest coverage tests, as prescribed in the underlying documents without amendment, were also achieved by the Company. The Company believes that its rate plan deals
                                   -28-

                                                                 Form 10-K
                                PART I

Item 3.   Legal Proceedings - Continued

          effectively with the closing of Maine Yankee, with customers and shareholders sharing the burden equally.

          The Company is entitled to a final increase under the rate plan on February 1, 1999. On November 13, 1998, the Company filed with the MPUC for a 6.4% increase. The Company also stated that it would forego part or all of this 1999 increase if the sale of its generating assets was allowed to go forward. As a result, the MPUC agreed to defer any scheduled increase under the rate plan until at least April 1, 1999.

     (i) Maine Public Service Company Investigation of Stranded Costs, Transmission and Distribution Utility Revenue Requirements and Rate Design, Docket No. 98-577

          On October 14, 1998, and subsequently amended on February 9, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's testimony supports its $99.3 million estimate of stranded costs when deregulation occurs on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. These stranded costs revenue requirements will be reduced by an estimated $19.9 million should the sale of the Company's generating assets be approved by the MPUC, discussed further in item (b) above. The Company's proposed annual revenue requirements supported in the filings would be approximately $32.2 million: $19.8 million for transmission and distribution and $12.4 million for stranded investment. Decisions by the MPUC regarding stranded costs and the generating asset sale approval are not expected until mid-1999. The Company cannot predict the MPUC's ultimate decision in these matters.











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




































                                   -30-
                                                             Form 10-K
                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

          The Company's Common Stock is listed and traded on the American Stock Exchange. As of December 31, 1998, there were 1,436 holders of record of the Company's Common Stock.

          Dividend data and market price related to the Common Stock are tabulated as follows for the two most recent calendar years:

                                                              Dividends
                         Market Price         Dividends       Declared
                         High     Low       Paid Per Share    Per Share

1998
First Quarter        $14-1/4     $11-3/4      $ .25           $ .25
Second Quarter       $15-1/16    $13-15/16      .25             .25
Third Quarter        $15-1/8     $14-1/16       .25             .25
Fourth Quarter       $17-3/16    $13-5/16       .25             .25

Total Dividends                               $1.00           $1.00



1997
First Quarter        $18-3/8     $14-1/8      $ .46           $ .25
Second Quarter       $14-3/4     $11-3/8        .25             .25
Third Quarter        $12-7/8     $10-3/16       .25             .25
Fourth Quarter       $12-13/16   $11-3/8        .25             .25

Total Dividends                               $1.21           $1.00


     Dividends declared within the quarter are paid on the first day of the succeeding quarter.

          See Note 6 to the financial statements incorporated herein by reference concerning restrictions on payment of dividends on Common Stock.

Item 6.    Selected Financial Data

          A five-year summary of selected financial data (1994-1998) is included on page 14 of the Company's 1998 Annual Report to Stockholders, which summary is incorporated herein by reference.




                                                             Form 10-K
                                PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information required to be furnished in response to this
          Item is submitted as pages 4 to 13, Exhibit 13, 1998 Annual Report to Shareholders, which pages are hereby incorporated herein by reference. Information regarding "Construction" is also furnished in Note 10, "Commitments, Contingencies, and Regulatory Matters", of the Notes to the Consolidated Financial Statements, pages 27 to 31 of the 1998 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.






































                                                             Form 10-K

                                PART II

Item 8.   Financial Statements and Supplementary Data

          (a) The following financial statements and supplementary data are included in the Company's 1998 Annual Report to Stockholders on pages 15 through 31, and are incorporated herein by reference:

                    Report of Independent Accountants.

                    Statements of Consolidated Operations for the years ended December 31, 1998, 1997 and 1996.

                    Statements of Consolidated Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                    Consolidated Balance Sheets as of December 31, 1998 and 1997.

                    Statements of Consolidated Common Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                    Consolidated Statements of Capitalization as of December 31, 1998 and 1997.

                    Notes to Consolidated Financial Statements.

Item 9.   Changes In And Disagreements With Accountants On
          Accounting and Financial Disclosure

          None.


















                                   -33-
                                                             Form 10-K
                               PART III

Item 10.  Directors and Executive Officers of the Registrant

          Information with regard to the Directors of the registrant is set forth in the proxy statement of the registrant relating to its 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference. Certain information regarding executive officers is set forth under the caption "Executive Officers" in Item 1 of Part I of this Form 10-K and also in the proxy statement of the registrant relating to the 1999 Annual Meeting of Stockholders, under "Compliance with
          Section 16(a) of the Securities and Exchange Act of 1934", which information is incorporated by reference.


Item 11.  Executive Compensation

          Information for this item is set forth in the proxy statement of the registrant relating to its 1999 Annual Meeting of Stockholders, which information (with the exception of the "Board Executive Compensation Committee Report") is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

          Information for this item is set forth in the proxy statement of the registrant relating to its 1999 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          Not applicable.

















                                                             Form 10-K
                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

          (a)  (1)  Financial Statements

                    Report of Independent Accountants.

                    Incorporated by reference into Part II of this report from pages 15 through 31 of the 1998 Annual Report to Stockholders:

                    Statements of Consolidated Operations for years ended December 31, 1998, 1997 and 1996.

                    Statements of Consolidated Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                    Consolidated Balance Sheets as of December 31, 1998 and 1997.

                    Statements of Consolidated Common Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                    Consolidated Statements of Capitalization as of December 31, 1998 and 1997.

                    Notes to Consolidated Financial Statements.

               (2)  Financial Statement Schedules

                    Included in Part IV of this report:


















                                                             Form 10-K
                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued
                                                                Page

          Report of Independent Accountants                      47
          Schedule II - Valuation of Qualifying Accounts         48
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

                   4(c) Second Supplemental Indenture. (Exhibit 4(c) to 1980 Form 10-K)

                   4(d) Third Supplemental Indenture. (Exhibit 4(d) to 1980 Form 10-K)

                   4(e) Fourth Supplemental Indenture. (Exhibit 4(e) to 1980 Form 10-K)

                   4(f) Fifth Supplemental Indenture. (Exhibit A to Form 8-K dated May 10, 1968)

                   4(g) Sixth Supplemental Indenture. (Exhibit A to Form 8-K dated April 10, 1973)
                                   -36-
                                                             Form 10-K
                                PART IV

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

                   4(o) Twelfth Supplemental Indenture. (Exhibit 4(o) to Form 10-Q for the quarter ended September 30, 1984)

                   4(p) Thirteenth Supplemental Indenture. (Exhibit 4(p) to Form 10-Q for the quarter ended
                         September 30, 1984)

                   4(q) Fourteenth Supplemental Indenture, Dated July 1, 1985. (Exhibit 4(q) to 1985 Form 10-K)

                   4(r) Fifteenth Supplemental Indenture, Dated March 1, 1986. (Exhibit 4(r) to 1985 Form 10-K)

                   4(s)  Sixteenth Supplemental Indenture, Dated
                         September 1, 1991.  (Exhibit 4(s) to the
                         Company's 1991 Form 10-K)

                  *4(t)  Seventeenth Supplemental Indenture, Dated
                         April 1, 1997.

                  *4(u)  Eighteenth Supplemental Indenture, Dated April
                         1, 1998.

                                                             Form 10-K
                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                  *4(v)  Nineteenth Supplemental Indenture, Dated May 1, 1998.

                   9     Not applicable.

               10(a)(1) Joint Ownership Agreement with Public Service of New Hampshire in respect to construction of two nuclear generating units designated as Seabrook Units 1 and 2, together with related amendments to date. (Exhibit 10 to 1980 Form 10-K)

               10(a)(2)  Twentieth Amendment to Joint Ownership
                         Agreement. (Exhibit 10(a)(6) to the Company's 1986 Form 10-K)

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

               10(c)(2) Agreement, as of June 20, 1969, among the Company and the other Maine Participants. (Exhibit 10(c)(2) to Form 10-Q for quarter ended March 31, 1983)

               10(c)(3) Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to Form 10-Q for quarter ended March 31, 1983)

               10(c)(4) Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power
                                   -38-

                                                             Form 10-K
                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                         Company, Inc. (Exhibit 10(c)(4) to Form 10-Q for quarter ended March 31, 1983)

               10(c)(5) Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission. (Exhibit 10(c)(5) to Form 10-Q for quarter ended March 31, 1983)

               10(c)(6) Agreement and Assignment, as of August 1, 1977, by Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and the Company. (Exhibit 10(c)(6) to Form 10-Q for the quarter ended March 31, 1983)

               10(c)(7) Amendment dated November 30, 1980 to Agreement and Assignment as of August 1, 1977, between Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and the Company. (Exhibit 10(c)(7) to Form 10-Q for the quarter ended March 31, 1983)

               10(c)(8) Assignment Agreement as of January 1, 1981, between Central Maine Power Company and the Company. (Exhibit 10(c)(8) to Form 10-Q for the quarter ended March 31, 1983)

                  10(d) Wyman Unit #4 Agreement for Joint Ownership as of November 1, 1974, with Amendments 1, 2, and 3, dated as of June 30, 1975, August 16, 1976, December 31, 1978, respectively. (Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 1983)

                  10(e) Agreement between Sherman Power Company and Maine Public Service Company, dated June 4, 1984, with amendments dated July 12, 1984 and February 14, 1985. (Exhibit 10(f) to 1984 Form 10-K)

                                                             Form 10-K
                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                  10(f) Credit Agreement, dated as of October 8, 1987 among the Registrant and The Bank of New York, Bank of New England, N.A., The Merrill Trust Company and The Bank of New York, as agent for the Participating Banks. (Exhibit 10(g) to Form 8-K dated October 13, 1987)

                  10(g) Amendment No. 1, dated as of October 8, 1989, to the Revolving Credit Agreement, dated as of October 8, 1987, among the Registrant and The Bank of New York, Bank of New England, N.A., Fleet Bank (formerly the Merrill Trust Company) and The Bank of New York as agent for the participating banks. (Exhibit 10(l) to Form 8-K dated September 22, 1989)

                  10(h) Amendment No. 2, dated as of June 5, 1992, to the Revolving Credit Agreement, among the Registrant and The Bank of New York, Bank of New England, N.A., Shawmut Bank and the Bank of New York, as agent for the participating banks. (Exhibit 10(h) to the Company's 1992 Form 10-K)

                  10(i) Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by the Registrant to J. Henry Schroder Bank and Trust Company, as Trustee. (Exhibit 10(i) to Form 8-K dated November 1, 1985)

                  10(j) First Supplemental Indenture Dated March 1, 1991. (Exhibit 10(i) to the Company's 1991 Form 10-K)

                  10(k) Second Supplemental Indenture Dated September 1, 1991. Exhibit 10(j) to the Company's 1991 Form 10-K)

                  10(l) Agency Agreement dated as of October 1, 1985, between J. Henry Schroder Bank and Trust Company, as Trustee under the Indenture of Second Mortgage and Deed of Trust dated as of October 1, 1985, made by the Registrant to J. Henry Schroder Bank and Trust Company, as Trustee, and Continental Illinois National Bank and Trust Company, as Trustee, under an Indenture of Mortgage and Deed of Trust, dated as of October 1, 1945, as amended and
                                   -40-

                                                             Form 10-K
                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                         supplemented, made by the Registrant to
                         Continental Illinois National Bank and Trust
                         Company, as Trustee.  (Exhibit 10(j) to Form
                         8-K dated November 1, 1985)

               Executive Compensation Plans and Arrangements

                  10(m)  Employment Contract between Frederick C.
                         Bustard and Maine Public Service Company dated August 22, 1989. (Exhibit 10(h) to 1989 Form 10-K)

                  10(n) Employment Contract between Paul R. Cariani and Maine Public Service Company dated August 22, 1989. (Exhibit 10(l) to 1989 Form 10-K)

                  10(o) Employment Contract between Stephen A. Johnson and Maine Public Service Company dated August 22, 1989. (Exhibit 10(m) to 1989 Form 10-K)

                  10(p) Employment Contract between Larry E. LaPlante and Maine Public Service Company, dated May 9, 1995. (Exhibit 10(p) to 1995 Form 10-K)

                  10(q) Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(s) to 1992 Form 10-K)

                  10(r) Maine Public Service Company Pension Plan. (Exhibit 10(t) to 1992 Form 10-K)

                  10(s)  Maine Public Service Company Retirement
                         Savings Plan.  (Exhibit 10(u) to 1992 Form 10-
                         K)

                  10(t) Third Supplemental Indenture Dated as of June 1, 1996. (Exhibit 10(t) to 1996 Form 10-K)

                  10(u) Amendment No. 3, dated as of October 8, 1995, to the Revolving Credit Agreement, dated as of October 7, 1987, among the Registrant and The Bank of New York, Shawmut Bank of Boston, Fleet Bank of Maine, and The Bank of New York, an agent for the participating Banks.
                         (Exhibit 10(u) to 1996 Form 10-K)

                 *10(v)  Fourth Supplemental Indenture dated May 1, 1998.
                                   -41-

                                                             Form 10-K
                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                 *10(w) Agreement between WPS Power Development, Inc. and Maine Public Service Company, dated July 7, 1998.

                 *10(x) Agreement between Wheelabrator-Sherman Energy Company and Maine Public Service Company, dated October 15, 1997, with amendments dated January 30, 1998 and April 28, 1998.

                 *10(y) Agreement between Loring Development Authority of Maine and Maine Public Service Company, dated July 9, 1998.

                    11   Not applicable.

                    12   Not applicable.

                   *13   1998 Annual Report to Shareholders.

                    16 March 8, 1996 Letter regarding change in certifying accountant from Deloitte & Touche LLP. (Exhibit 16 to the Company's 1996 Form 10-K)

                    18   Not applicable.

                    19   Not applicable.

                    21   Maine and New Brunswick Electrical Power
                         Company, Limited, a Canadian corporation.

                    22   Not applicable.

                    23   Not applicable.

                 99(a) Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities
                         Associates, dated April 7, 1986.  (Exhibit
                         28(a) to Form 10-Q for the quarter ended June
                         30, 1986)

                 99(b) Addendum to Agreement of Purchase and Sale, dated June 26, 1986. (Exhibit 28(b) to Form 10-Q for the Quarter ended June 30, 1986)



                                   -42-

                                                             Form 10-K
                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                 99(c) Stipulation between Maine Public Service Company, the Staff of the Commission and the Maine Public Utilities Commission and the Maine Public Advocate, dated July 14, 1986. (Exhibit 28(c) to Form 10-Q for the quarter ended June 30, 1986)

                 99(d) Amendment to July 14, 1986 Stipulation, dated July 18, 1986. (Exhibit 28(d) to Form 10-Q for the quarter ended June 30, 1986)

                 99(e) Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos 84-80, 84-113 and 86-3.  (Exhibit 28(g) to 1986 Form 10-K)

                 99(f)   Order of the Maine Public Utilities
                         Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations). (Exhibit 28(r) to 1986 Form 10-K)

                 99(g)   Order of the Maine Public Utilities
                         Commission, dated July 31, 1987, Docket Nos.
                         84-80, 84-113, 87-96 and 87-167 (with attached
                         Stipulation).  (Exhibit 28(i) to 1988 Form 10-K)

                 99(h) Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989.
                         (Exhibit 28(o) to 1988 Form 10-K)

                 99(i) Order of the Maine Public Utilities Commission dated November 30, 1995 (with attached
                         Stipulation) in Docket No. 95-052.  (Exhibit
                         28(p) to 1995 Form 10-K)

                 99(j)   Order of the Federal Energy Regulatory
                         Commission dated May 31, 1995 in Docket No. ER 95-836-000. (Exhibit 28(r) to 1995 Form 10-K)

                 99(k) Order of Maine Public Utilities Commission dated June 26, 1996 in Docket 95-052 (Rate Design). (Exhibit 99(n) to 1996 Form 10-K)

                 99(l) Independent Auditors Report of Deloitte & Touche L.L.P. dated February 14, 1996 regarding year ended December 31, 1995.
                         (Exhibit 99(l) to 1997 Form 10-K)
                                   -43-

                                                             Form 10-K
                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                 99(m) Amendment No. 1, dated as of March 28, 1997, to the Letter of Credit and Reimbursement Agreement, dated as of June 1, 1996, among the Registrant, The Bank of New York, Fleet Bank of Maine, and The Bank of New York, as Agent and Issuing Bank. (Exhibit 99(m) to 1997 Form 10-K)

                 99(n) Amendment No. 4, dated as of March 28, 1997, to the Revolving Credit Agreement, dated as of October 8, 1987, by and among the Registrant, the signatory Banks thereto and The Bank of New York, as Agent. (Exhibit 99(n) to 1997 Form 10-K)

                 99(o) Order of Maine Public Utilities Commission dated January 30, 1998 in Docket No. 97-830 (Annual Increase under Rate Stabilization
                         Plan).  (Exhibit 99(o) to 1997 Form 10-K)

                 99(p) Order by the Maine Public Utilities Commission dated January 15, 1998 in Docket No. 97-727. (Exhibit 99(q) to 1997 Form 10-K)

                *99(q) Order of Maine Public Utilities Commission dated February 20, 1998 in Docket 97-670
                         (Divestiture of Generation Assets).

                *99(r) Order of Maine Public Utilities Commission dated September 21, 1998 in Docket 98-138 (Formation of marketing affiliate).

                *99(s) Order of Maine Public Utilities Commission dated December 15, 1998 in Docket 98-865
                         (Annual Increase Under Rate Stabilization
                         Plan).

                *99(t) Report of Synapse Energy Economics regarding competition and market power in the northern Maine market for the Maine Public Utilities Commission for Docket 97-586.

                *99(u)   Final Report of the MPUC and the Maine
                         Attorney General regarding market power issues raised by the prospect of retail competition in the electric industry in Docket 97-877.

                                                             Form 10-K
                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

                *99(v)   Order of the Federal Energy Regulatory
                         Commission dated December 22, 1998 in Docket
                         No. ER95-836-000.

          (b) A Form 8-K was filed on: January 28, 1998, under item 5, Other Events; June 3, 1998, under item 5, Other Events; July 7, 1998, under item 5, Other Events; December 18, 1998, under item 5, Other Events and January 27, 1999, under item 5, Other Events.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th of March, 1999.

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

     Signature           Title                         Date

                         Chairman of the Board,
/s/G. Melvin Hovey       and Director                     3/5/1999
(G. Melvin Hovey)

/s/Paul R. Cariani       President and Director           3/5/1999
(Paul R. Cariani)


/s/Robert E. Anderson    Director                         3/5/1999
(Robert E. Anderson)


/s/Donald F. Collins     Director                         3/5/1999
(Donald F. Collins)


/s/D. James Daigle       Director                         3/9/1999
(D. James Daigle)


/s/Richard G. Daigle     Director                         3/5/1999
(Richard G. Daigle)


/s/J. Gregory Freeman    Director                         3/10/99
(J. Gregory Freeman)


/s/Deborah L. Gallant    Director                         3/5/1999
(Deborah L. Gallant)


/s/Nathan L. Grass       Director                         3/5/1999
(Nathan L. Grass)


/s/J. Paul Levesque      Director                         3/17/99
(J. Paul Levesque)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of
     Maine Public Service Company

Our audits of the consolidated financial statements referred to in our report dated February 12, 1999 appearing on page 15 of the 1998 Annual Report to Shareholders of Maine Public Service Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
Portland, Maine
February 12, 1999



























                                   -47-
                 Maine Public Service Company & Subsidiary
                Valuation of Qualifying Accounts & Reserves
            For the Years Ended December 31, 1998, 1997, & 1996





                                 Additions          Deductions
                Balance              Recoveries     Accounts     Balance
                  at        Costs    of Accounts   Written Off     at
               Beginning      &      Previously        As        End of
Description    of Period   Expenses  Written Off  Uncollectible  Period

Reserve Deducted From
Asset To Which It Applies:
  Allowance for
  Uncollectible Accounts


Year Ended December 31:

   1998           215,000    181,360     129,022     310,382     215,000






   1997           207,029    182,706     124,397     299,132     215,000






   1996           214,130    182,000     102,627     291,728     207,029
















                                   -48-

                                                                 Exhibit 13

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

(Picture)

Customer Connection -- In December, 1998, MPS combined four district offices into one centrally-located call center where service representatives quickly focus on account information and respond to customers in a timely and efficient manner. (Top: Russell Jandreau; Bottom, from left: Betty Harris, Rick Green, Russell Jandreau, Francine Mosher, Gary Bell, Bev Wezner, Roxann Smith, and Glen Leach.)

Table of Contents
       Profile and Table of Contents                      1
       President's Letter                               2-3
       Analysis of Financial Condition
          and Review of Operations -- 1998             4-13
       Shareholder Information                           13
       Five-Year Summary of Selected Financial Data      14
       Report of Independent Accountants                 15
       Financial Statements and Notes                 16-31
       Consolidated Financial Statistics              32-33
       Consolidated Operating Statistics              34-35
       Directors                                         36
       Executive Officers and Stock
         Transfer Information             Inside Back Cover


                         Maine Public Service Company
                              209 State Street
                               P. O. Box 1209
                        Presque Isle, Maine  04769-1209
          Tel. No. (207) 768-5811    --    FAX No. (207) 764-6586

Home Page:  http://www.mainerec.com/mpsco.html    --  E-Mail:  mainepub@ mfx.net

(Pages 2 - 3)

President's Letter to our Shareholders and Employees

(Picture)

MPS To Sell Power Plants -- Maine Public Service Company agreed to sell its electric generating assets to WPS Power Development, Inc., located in Green Bay, Wisconsin. Both parties signed a purchase and sale agreement on July 7, 1998, that has a price tag of $37.4 million for the utility's 91.8 megawatts of generating capacity which is 3.2 times higher than the net book value of the assets. Pictured, from left, are Keith Uffelman, WPS-PDI superintendent engineering; Jerry Mroczkowski, WPS-PDI vice president; Paul Cariani, MPS president; and Fred Bustard, MPS vice president of power supply and environment.
----------------
  As we prepare to enter the new millennium, I am pleased to report that the Company had earnings in 1998 of $1.39 per share, compared to a loss in 1997 of $1.35. Although these earnings are by no means robust, they are certainly a marked improvement over recent years.

  Since 1995, the Company lost two of its largest customers which, along with the closing of Maine Yankee Nuclear Plant, created serious financial difficulties. Maine Yankee was very economical in the past, as well as our largest source of supply, but had become a significant source of uncertainty and risk. With these issues behind us, we await utility restructuring in a healthier and more stable financial condition.

  The fourth and final year of the Company's rate plan was to become effective with at least a 3.1% rate increase on February 1, 1999. This rate increase has been delayed, pending the outcome of the Company's sale of its generating assets. If the Maine Public Utilities Commission (MPUC) approves the sale, the Company will forego the rate increase; however, if the sale is not approved, the Company will seek to increase rates as allowed under the rate plan.

  In accordance with Maine law requiring divestiture, the Company agreed to sell its generating assets to WPS Power Development, Inc. (WPS-PDI), a subsidiary of WPS Resources Corporation of Green Bay, Wisconsin, at an agreed-upon price of $37.4 million, subject to the approval of the MPUC. The sale price is 3.2 times the net book value of the assets and includes all of the generating assets of the Company, with the exception of our 5% interest in the Maine Yankee Nuclear Power Plant.

  We believe the generation asset sale is in the best interest of our customers and shareholders, as it will reduce stranded costs revenue requirements by approximately $19.9 million and stabilize rates for the remaining transmission and distribution company.

  The MPUC and the Attorney General's office have raised certain issues concerning the development of an adequate retail market in northern Maine. All power coming into northern Maine must come through the Province of New Brunswick, Canada, and the major issue is transmission tariffs charged by New Brunswick Power (NB Power). We believe these issues have been addressed through an agreement with NB Power, the Office of the Public Advocate, and the electric utilities in northern Maine. However, we cannot predict whether this agreement with NB Power will satisfy the MPUC and Attorney General.

  I am pleased to report that Maine Yankee has reached an agreement with intervenors in the Federal Energy Regulatory Commission (FERC) rate case and that an offer of settlement has been filed with the FERC. If the settlement is approved by the FERC, it will resolve issues raised in the FERC proceeding, including decommissioning cost issues and issues pertaining to prudence and the decision to permanently close the plant. As part of the settlement, Maine retail ratepayers will be held harmless from the amounts by which replacement power costs for Maine Yankee, incurred between March 1, 2000 and December 31, 2004, exceed replacement power costs assumed in the report that served as the basis for the plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of that maximum amount is $4.1 million.

  Last year, we reported that a new marketing subsidiary was being developed and that we were working with Cinergy, an electric utility headquartered in Cincinnati, Ohio. Our alliance with Cinergy has not developed; however, we are in the process of developing an alliance partnership with Engage Energy U.S., LLP. We are looking for our alliance partner to provide risk management and financial resources in competitive electricity markets.

  Our marketing subsidiary, Energy Atlantic, LLC (EA), initially will be involved in retail and wholesale energy transactions in Maine. As a start-up unregulated Company, EA is limited in the amount of capital, based upon restrictions imposed not only by the MPUC, but also by your Board of Directors.
 The Board, as well as the MPUC, has limited the capital contributions to a maximum of $2 million, subject to the Company's ability to meet financial covenants under its debt instruments.

  Of the three Maine investor-owned utilities, MPS has the only unregulated marketing subsidiary at this time. We feel there is an opportunity when the market develops on March 1, 2000 in Maine and believe we can provide energy products and services with the right partner.

  Our marketing group has had success in reacquiring our largest wholesale customer, Houlton Water Company, as of February 3, 1999; however, the marketing subsidiary is expected to operate at a loss in 1999.

  Economic development continues to occur in our service territory with a major expansion taking place at McCain Foods, our largest customer and one of the largest producers of french fries in the world. In addition, the opening of a new lumber mill, along with a hardwood flooring operation, is expected to take place in 1999.

  There are many operational issues to consider as we move forward to a restructured industry. In preparation for change, the Company opened its Call Center in December, 1998, consolidating customer service from four districts into one. The Call Center provides better and more efficient customer service.

  In summary, we continue to make progress in our return to financial health. Earnings have improved significantly and the sale of our generating assets will put your Company in the best financial condition in more than twenty years. Although not without some risk, we believe the settlement of the Maine Yankee case is also in the best interest of our shareholders. Our new unregulated marketing subsidiary (Energy Atlantic) is confident it can serve a portion of the electric energy market in Maine when restructuring takes place on March 1, 2000. Continued economic development in our service territory will help our regulated transmission and distribution utility maintain competitive rates. We have positioned ourselves to meet successfully, and anticipate with eagerness and enthusiasm, the advent of competition.

  Thank you for the confidence and trust you have placed in me to lead us into the twenty-first century. I would also like to thank our employees for their innovation, teamwork, and support through these times of transition and rapid change in our industry. Without the efforts and support of our employees, we could not have made the progress we have seen in 1998.

                 Sincerely,



                 Paul R. Cariani
                 President and CEO



































(Page 4)

     Analysis of Financial Condition and Review of Operations - 1998

RESULTS OF OPERATIONS

Operating Revenues and Energy Sales

  Consolidated operating revenues and MWH sales for the years 1998, 1997, and 1996 are as follows:

          Consolidated Operating Revenues and Megawatt Hours Sold
(Dollars in Thousands)        1998             1997              1996
                         Dollars     MWH    Dollars   MWH     Dollars   MWH

Residential              $20,593   163,073 $20,391  167,368  $19,961  169,298

Commercial & Industrial
     -Large               10,249   144,228   9,452  134,741   10,112  134,588

Commercial & Industrial
      - Small             18,363   173,168  17,419  168,976   16,420  163,804

Other Retail               1,340    10,006   1,468   13,323    1,523   13,166

Total Retail              50,545   490,475  48,730  484,408   48,016  480,856

Sales for Resale           1,893    56,013   2,168   57,578    2,096   55,958

Total Primary             52,438   546,488  50,898  541,986   50,112  536,814

Secondary Sales            2,337    67,380   2,140   52,648    4,797  229,141

Total Sales of
     Electricity          54,775   613,868  53,038  594,634   54,909  765,955

Other                      1,852             2,034             2,355

Total Operating Revenues $56,627           $55,072           $57,264

     Primary sales for 1998 were 546,488 MWH, which were approximately .8% and 1.8% higher than primary sales in 1997 and 1996, respectively. Retail sales for 1998 were 490,475 MWH, which were 6,067 MWH (1.3%) higher than 1997 and 9,619 MWH (2.0%) higher than 1996. Among the principle reasons for the increase in retail sales was an increase of 9,487 MWH or 7.0% over 1997 large commercial and industrial sales due to additional activity by food processors as well as lumber and wood products customers. In addition, sales to small commercial and industrial customers were 173,168 MWH in 1998, an increase of 4,192 MWH (2.5%) and 9,364 MWH (5.7%) over sales in 1997 and 1996, respectively, primarily due to the utilization of the former Loring AFB by small commercial customers. Partially offsetting these retail sales increases were decreases in residential sales of 2.6% and 3.7% from sales in 1997 and 1996, respectively, due to warmer winters and loss of electric heat customers. Other retail sales in 1998 were 10,006 MWH, a 3,317 MWH decrease from 1997 due primarily to the aforementioned utilization of the former Loring AFB.

     During 1996 and 1997, the Company entered into long-term contracts with five of its largest customers. In exchange for discounts from the Company's standard rates, these customers agreed to purchase all of their electrical requirements from the Company through the year 2000. All five of these customers produced evidence of hardship to continue operations in the area or were investigating self-generation, criteria that the Maine Public Utilities Commission (MPUC) reviewed before approving these load-retention contracts.

     Secondary sales for 1998 of $2,337,000 were $197,000 higher than sales in 1997 with the sale of all the Company's entitlement to the increased output of Wyman Unit No. 4, when available, for varying lengths of time at existing market rates. This energy was replaced, when necessary, with system purchases, avoiding off-system wheeling costs. Secondary sales in 1996 reflect the sale of the Company's entitlement to Maine Yankee, which was not available after 1996 with the plant's closure.

     The MPUC has jurisdiction over retail rates. As more fully explained in the "Regulatory Proceedings - Four-Year Rate Stabilization Plan" section of this Annual Report, the MPUC approved the four-year rate plan effective January 1, 1996 with increases of 4.4%, 2.9% and 3.9% effective on January 1, 1996, February 1, 1997, and February 1, 1998, respectively. The four-year rate plan allows for annual increases in retail rates and eliminated the fuel clause. Prior to the four-year rate plan, the Company had not sought a base rate increase since November 1, 1992. The Company's rates are competitive among investor-owned utilities in Maine and New England.



























(Page 5)

The Federal Energy Regulator Commission (FERC) has jurisdiction over US wholesale rates, included as sales for resale in the previous table and discussion.

Energy Supply

  The Company's most economical source of supply is hydro energy, which was 92.3% of normal production levels in 1998 and provided 18.8% of the Company's energy needs. In 1997, hydro production was 80.7% of normal and provided 17.1% of the Company's energy needs. Hydro production in 1996 was 126.5% of normal and accounted for 21.1% of the Company's total energy supply. The availability of low cost hydro reduces the need for more expensive sources of energy. As more fully explained in the "Maine Yankee" section of this Annual Report, following an economic analysis, the Maine Yankee Board of Directors voted on August 6, 1997, to shut down the plant and begin decommissioning. During 1996, Maine Yankee was restricted to 90% of rated capacity but was able to provide 31.1% of the Company's total energy supply, but did not operate after December 1996. To offset the loss of Maine Yankee production, the Company purchased replacement energy from various sources, including, but not limited to, New Brunswick Power (NB Power) in 1997, on a competitive basis. Beginning in February 1998, Maine Yankee replacement power was purchased from Northeast Empire in Ashland, Maine, in accordance with an agreement signed on December 19, 1997 that is effective until March 1, 2000. These purchases accounted for 56.3% and 58.9% of the Company's energy supply in 1998 and 1997, respectively, compared to 30.5% in 1996. The Company's oil-fired generating facilities provided 5.4% of the Company's energy supply in 1998, compared to 4.2% in 1997 and 1.2% in 1996. In 1986, under an agreement ordered by the MPUC, the Company began purchasing the output from an 17.6 MW wood-burning independent power producer, currently owned by Wheelabrator-Sherman (W-S). As more fully explained in the "Regulatory Proceedings - Restructured Agreement with Wheelabrator-Sherman" section of this Annual Report, the Company and W-S have agreed on a restructured purchase power arrangement. These mandated purchases from this facility represented 19.5% of the Company's energy supply in 1998 compared to 19.8% and 16.1% in 1997 and 1996, respectively.

                    Electric Output By Sources
                            (Percent)

                              1998      1997      1996
Oil                            5.4       4.2       1.2
Cogeneration                  19.5      19.8      16.1
Purchases                     56.3      58.9      30.5
Nuclear                         -         -       31.1
Hydro                         18.8      17.1      21.1
     Total                   100.0     100.0     100.0







Operating Expenses

     For the three-year period 1996-1998, purchased power expenses are as follows:

                                             (Dollars in Thousands)
                                          1998     1997      1996

Wheelabrator-Sherman                    $13,830   $15,911   $15,593
Maine Yankee                              5,670    12,303    10,185
NB Power                                  4,562    10,786     3,498
Northeast Empire                          7,160      -           -
System Purchases                            530     1,308     2,544
   Total Purchased Power                 31,752    40,308    31,820
Deferred Fuel                            (2,234)   (3,699)   (1,375)
   Net Purchased Power                  $29,518   $36,609   $30,445

     Purchased power expenses from Wheelabrator-Sherman (W-S) were $13,830,000, a $2,081,000 or 13.1% decrease from 1997. As discussed in the "Regulatory Proceedings - Restructured Agreement with Wheelabrator-Sherman" section of this Annual Report, W-S agreed to reductions in the price of purchased power beginning May, 1998. The decreased W-S rate in 1998 was partially offset by a 1.9% increase in output. For 1998, 1997, and 1996, these mandated purchases from W-S represented 43.6%, 39.5%, and 49.0%, respectively, of total purchased power expenses. As more fully explained in the "Maine Yankee" section of this Annual Report, Maine Yankee has been out of service since December, 1996 and closed permanently in August, 1997. As part of a rate stipulation approved by the Maine Public Utilities Commission on January 30, 1998, the Company agreed to a 1997 write off of $1.5 million of deferred capacity charges related to the 1997 Maine Yankee refueling. The increase in 1997 Maine Yankee expenses also reflects the efforts to restart the plant in early 1997. In 1998, as the plant prepared for decommissioning, Maine Yankee expenses were $5,670,000, a decrease of $6,633,000 compared to 1997. The Company purchased replacement energy primarily from NB Power in 1997 and, as discussed in the "Energy Supply" section of this Annual Report, began purchasing replacement power from Northeast Empire in Ashland, Maine, in February 1998. Purchases in 1998 from NB Power and the Northeast Empire totaled $11,722,000, an increase of $936,000 over the replacement power in 1997. System purchases were $530,000 in 1998, a decrease of $778,000 and $2,014,000 from 1997 and 1996, respectively, due to decreased power marketing activities, as discussed in the "Operating Revenues and Energy Sales" sections of this Annual Report. Deferred fuel expense, a component of purchased power, was a negative $2,234,000 in 1998, compared to a negative $3,699,000 in 1997 and a negative $1,375,000 in 1996. Negative deferred fuel indicates expenses deferred to a future period when these costs will be collected in rates. As more fully discussed in the "Regulatory Proceedings - Four-Year Rate Stabilization Plan" section of this Annual Report, the Company is allowed an annual deferral of $1.5 million of W-S fuel expenses, as well as one-half of the Maine Yankee replacement power costs, offset by the savings from the amended purchased power agreement with W-S. The sharing mechanism for the Maine Yankee replacement power went into effect on June 6, 1997, with approximately $3.5 million deferred through the end of 1998, subject to future collection.


(Page 6)

     Other operation and maintenance expenses for the three-year period are as follows:
                                         (Dollars in Thousands)
                                   1998           1997           1996
Generation
   Fuel Expense                $    896       $    893       $    387
   Other                          1,237          1,321          1,571
                                  2,133          2,214          1,958

Transmission and
 Distribution                     3,614          3,609          4,228
Customer Accounting and
 General Administrative           7,221          6,947          7,629
      Total                     $12,968        $12,770        $13,815

     Fuel expenses for generation increased in 1998 and 1997 compared to 1996 because of increased generation at Wyman Unit No. 4, an oil-fired generating facility. Other generation expenses were $1,237,000 in 1998, a decrease of $84,000 and $334,000 from 1997 and 1996, respectively, reflecting reduced activity at the Company's Steam Plant in Caribou, Maine, which has been on inactive status since January 1996. Transmission and distribution expenses were $3,614,000 in 1998, which were comparable to 1997. An increase in tree-trimming expenses of $224,000 was offset by a decrease in wheeling expenses due to the termination of a wheeling agreement with NB Power. Transmission and Distribution expenses were higher in 1996 than 1998 and 1997, reflecting the increased power marketing-related wheeling expenses with the sale of Maine Yankee production. Customer accounting, and general and administrative expenses increased by $274,000 from $6,947,000 in 1997 to $7,221,000 in 1998, but were
$408,000 less than 1996 expenses of $7,629,000. Interest expenses for 1998, 1997, and 1996 were $4,327,000, $3,583,000, and $3,530,000, respectively.
Interest on additional short-term borrowings required for Maine Yankee replacement power costs is the principle reason for the increase in 1998, as well as interest recognized on the open access transmission refund and FAME financing costs.

Maine Yankee

  The Company owns 5% of the Common Stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the Nuclear Regulatory Commission (NRC) was due to expire on October 21, 2008.

  The Maine Public Utilities Commission (MPUC) stayed an investigation of the prudency of the shutdown decision and the operation of Maine Yankee prior to the shutdown decision, pending the outcome of Maine Yankee's rate case before the Federal Energy Regulatory Commission (FERC). The MPUC and the Maine Office of the Public Advocate (OPA) are actively participating in the FERC proceeding, as well as 28 municipal and cooperative utilities in New England who received approximately 6.2% of the output from Maine Yankee (the "Secondary Purchasers").

  In support of its request for an increase in decommissioning collections, Maine Yankee submitted with its initial FERC rate case filing a 1997 decommissioning cost study performed by TLG Services, Inc. ("TLG"). During 1998, Maine Yankee engaged in an extensive competitive bid process to engage a Decommissioning Operations Contractor ("DOC") to perform certain major decontamination and dismantlement activities at the Plant on a fixed-price, turnkey basis. As a result of that process, a consortium headed by Stone & Webster Engineering Corporation ("Stone & Webster") was selected to perform such activities under a fixed-price contract. The contract provides for, among other undertakings, construction of an independent spent fuel storage installation ("ISFSI") and completion of major decommissioning activities and site restoration by the end of 2004. The DOC process resulted in fixing certain costs that had been estimated in the earlier decommissioning cost estimate performed by TLG.

  Since the filing of the FERC rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the OPA, the Company and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations. Those parties participated in settlement discussions that resulted in an Offer of Settlement filed by those parties with the FERC on January 19, 1999. On February 8, 1999, the FERC Trial Staff recommended that the presiding judge certify the settlement to the FERC and that the FERC approve it. Upon approval by the FERC, the settlement would constitute a full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant. A separately negotiated settlement filed with the FERC on February 5, 1999 would resolve the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers.

  The Offer of Settlement provides for Maine Yankee to collect $33.6 million in the aggregate annually, effective January 15, 1998 consisting of: (1) $26.8 million for estimated decommissioning costs, and (2) $6.8 million for ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on the TLG estimate. Under the settlement the amount collected annually could be reduced to approximately $26 million if Maine Yankee is able to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million being held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both would require authorizing legislation in Maine, which Maine Yankee is committed to use its best efforts to obtain.

  The Offer of Settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of
6.50 percent, effective January 15, 1998, on equity balances up to certain maximum allowed equity amounts. The Settling Parties also agreed in the proposed settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to


















































(Page 7)

challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee.

  As a separate part of the Offer of Settlement, the Company, Central Maine Power Company, and Bangor Hydro-Electric Company (the other two Maine owners of Maine Yankee), the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement, the Company would continue to recover its Maine Yankee costs in accordance with its most recent Rate Stabilization Plan ("RSP") order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that the Company has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the Offer of Settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the RSP.

  The final major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of that maximum amount would be $4.1 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998 also sets forth the methodology for calculating such replacement power costs.

  The Company believes the Offer of Settlement, including the Maine Agreement, reasonably resolves the issues presented by the parties in the Maine Yankee FERC proceeding. If the Offer of Settlement is approved by the FERC, several significant uncertainties regarding the recovery of Maine Yankee-related costs are eliminated. Although all of the active parties to the proceeding have agreed to support or, with respect to certain individual provisions, not oppose, the Offer of Settlement, the Company cannot predict with certainty whether or in what form the Offer of Settlement will be approved by the FERC.

  With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. For 1998, Maine Yankee replacement power costs were offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation, resulting in a deferral of $1.1 million. As of December 31, 1998, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.5 million, subject to recovery in accordance with the rate plan.

  The February 1, 1998, rate increase included $562,000 of the recoverable 1997 Maine Yankee replacement power costs with the remaining costs to be included in the rate plan increase in 1999.

  On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998, Maine Yankee updated its estimate of decommissioning costs based on the Settlement, as discussed above. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $36.0 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the Settlement.

Earnings and Dividends
     For 1998, the earnings per share were $1.39 based on net income available for Common Stock of $2,252,915. For 1997, the loss per share was $1.35 based on a loss of $2,177,137. Earnings per share in 1996 were $1.31 based on net income available for Common Stock of $2,110,694. The average shares outstanding for all three years were 1,617,250.

     Earnings for the three-year period were impacted by the operations and eventual closing of Maine Yankee. As discussed in the "Maine Yankee" section of this Annual Report, the plant did not operate during 1998 and 1997 and was shut down permanently in August 1997. For 1997, the related replacement power and increased capacity expenses to restart the plant reduced earnings by $2.94 per share compared to 1996. However, the earnings in 1998 improved by $2.66 per share when Maine Yankee began the process of decommissioning.

     The Company's return on equity for 1998 was 6.51% compared to a negative 6.02% for 1997 and 5.48% for 1996. After completion of the generating asset sale, the return on equity is expected to increase to targeted levels.

     The dividends paid in 1998 were $1.00 per share. Your Board of Directors reduced the quarterly dividend from $.46 to $.25 per share effective for the April 1, 1997 payment. The dividends paid in 1997 and 1996 were $1.21 and $1.84 per share, respectively. The dividend reduction, along with other actions to control expenditures, was required to improve the Company's cash flows in response to the difficulties at Maine Yankee. For additional information, see the "Liquidity" section of this Annual Report.

Liquidity
  The accompanying "Statements of Consolidated Cash Flows" reflect the Company's liquidity and financial strength. The statements report the net cash flows generated from or used for operating, financing, and investing activities.

  The restructuring of the amended power purchase agreement with Wheelabrator-Sherman Energy Company (W-S) as more fully discussed later in the "Capital Resources" section of this Annual Report was the most significant financial activity in 1998. Net cash flows used for operating activities for 1998 were $2.1 million, which includes the $8.7 million payment to W-S under The terms of the new agreement. To
(Page 8)

finance this payment to W-S, the Company issued $11.5 million of long-term debt through the Finance Authority of Maine (FAME) with $2.4 million held in escrow in accordance with the loan agreement with FAME and the remaining proceeds used for financing costs. During 1998, the Company made the final sinking fund payment on the 7 1/8% series of first mortgage bonds of $2.9 million, as well as $1.3 million in sinking fund payments for a total of $4.2 million in long-term debt retirements. During 1998, the Company paid $2 million in dividends and spent $3.7 million for electric plant. The Company also withdrew $1.9 million from the proceeds held in trust from the 1996 tax-exempt bond issuance and had additional short-term borrowings of $900,000. As of December 31, 1998, the Company has approximately $400,000 remaining in the tax-exempt bond trust fund to be used for the construction of qualifying property.

  In 1997, the additional replacement power and capacity expenses to restart and subsequently to close and start decommissioning Maine Yankee significantly reduced the Company's earnings and cash flows. As a result, the Company had to increase short-term borrowings by $5,800,000 to fund operating and construction activities and pay dividends. The Company also withdrew $2.0 million from proceeds held in trust from the 1996 tax-exempt bonds, based on qualifying property additions. As of December 31, 1997, $2.3 million remained in trust to be withdrawn by June 1999. Net cash flows used in operating activities were $1.7 million. The Company paid dividends of $1.2 million, made debt payments of $1.3 million, and invested $2.7 million in electric plant.

  In 1996, net cash flows generated from operating activities were $7.4 million. During 1996, $15 million in tax-exempt bonds were issued with the proceeds used to refund a $10 million series of tax-exempt bonds issued in 1991. The remaining $5 million of proceeds were deposited with the trustee to be withdrawn based on qualifying property additions and eligible issuance costs. During 1996, the Company withdrew $1.1 million from these proceeds, paid dividends of $3 million, made additional long-term debt payments of $1.3 million and invested $3.4 million in electric plant. During 1996, the Company did not require any additional short-term borrowings to meet working capital requirements.

  For additional information regarding construction expenditures for 1996 to 1998 and anticipated construction expenditures for 1999, see Note 10, "Commitments, Contingencies, and Regulatory Matters - Construction Program", of the Notes to Consolidated Financial Statements.

  To satisfy working capital requirements, the Company uses short-term borrowings from its revolving credit agreement. At the end of 1998, the Company had $8.1 million of short-term debt compared to $7.2 million and $1.4 million at the end of 1997 and 1996, respectively. During 1996 to 1998, the interest rates on these short-term borrowings were below the existing prime rate. For additional information on the short-term credit facility, see Note 5, "Short-Term Credit Arrangement", of the Notes to Consolidated Financial Statements. Based on current projections, the Company estimates that operating cash flows will be sufficient to cover its other sinking fund payments, construction activities, and other financial obligations.



Capital Resources
  After several years of negotiations, the Company has restructured its Power Purchase Agreement (PPA) with the Wheelabrator-Sherman Energy Company (W-S) under which the Company is obligated to purchase the entire output (up to 126,582 MWH) of a 17.6 MW biomass plant owned by W-S. The original term of the PPA ran through December 31, 2000 and could be renewed by either party for an additional fifteen years at prices to be determined by mutual agreement or, absent mutual agreement, by the MPUC.

  On October 15, 1997, the Company and W-S agreed to amend the PPA. Under the terms of this amendment, W-S agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term. The Company and W-S also agreed to renew the PPA for an additional six years at agreed-upon prices. The Company made an up-front payment to W-S of $8.7 million on May 29, 1998, with the financing provided by the Finance Authority of Maine (FAME).
This payment has been reflected as a regulatory asset and, based on an MPUC order, will be included in stranded costs and will be recovered in the rates of the transmission and distribution utility. The Company believes the amended PPA will help relieve the financial pressure caused by the recent closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is therefore, in the best interests of the Company, its customers and shareholders.

  On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (Maine Public Service Company) (the "Notes") on behalf of the Company. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (the Trustee), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and
(iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with the Company and the Capital Reserve Fund held by the Trustee. The Company has issued $4 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The Notes will bear interest at a Floating Interest Rate, initially at 5.7% per annum, and will be adjusted weekly. On June 1, 1998, the Company purchased an interest rate cap of 7% at a cost of $172,000, to expire June, 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 1998, the cumulative effective interest rate, including issuance costs and credit enhancement fees, since issuance for this series was 6.58%.

  On June 19, 1996, the Maine Public Utilities Financing Bank (MPUFB) issued $15 million of its tax-exempt bonds, due April 1, 2021 (the 1996 Series) on behalf of the Company. The proceeds of the new 1996 Series were used to refund the $10 million 1991 tax-exempt Series through the payment of a refunding note from Fleet Bank of Maine and provided $5 million for the acquisition of qualifying property. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company has agreed to make payments to the MPUFB
for the principal and interest on the bonds.   Concurrently, pursuant to a
letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for an initial term of three years to be issued by The Bank of New York for the benefit of the holders of such bonds. To secure the Company's obligations under the letter of credit and reimbursement agreement, the Company issued a second mortgage bond to The Bank of New York, as Agent, under the reimbursement agreement, in the amount of $15,875,000. The Company has the option of selecting weekly, monthly, annual or term interest rate periods for the 1996 Series. The

(Page 9)

initial interest period selected by the Company was weekly, and the initial weekly interest rate was 3.75% per annum. At the end of 1998, the cumulative effective interest rate, including issuance costs and credit enhancement fees, since issuance for this series was 5.85%.

  The Company has the ability to finance through the issuance of Common and Preferred Stock. The Company is authorized to issue up to 3,000,000 shares of Common Stock. In addition, the Company's articles of incorporation authorized the issuance of 200,000 shares of Preferred Stock with the par value of $100 per share and 200,000 shares of Preferred Stock with the par value of $25 per share. The Company can also issue first mortgage bonds of $4.5 million and second mortgage bonds of $11.3 million without bondable property additions.

  In order to maintain the Company's common equity at levels appropriate for an investor-owned utility, the Company has repurchased 250,000 shares at a cost of $5,714,376. The original five-year program approved by the MPUC expired in September 1994. On November 1, 1994, the MPUC approved the Company's application to repurchase up to an additional 300,000 shares over a five-year period. With the write-offs required by the rate plan and the operating loss in 1997, the Company did not use the program to adjust its capital structure. However, with the pending generating asset sale, the Company may be required to adjust its capital structure depending on decisions by the MPUC in the Company's rate design and stranded cost recovery cases.

  In early 1997, in anticipation of a lengthy and expensive outage to restart Maine Yankee, the Company obtained amendments to the short-term revolving credit agreement and the letter of credit supporting the 1996 series of tax-exempt bonds. These amendments, dated March 28, 1997, modified interest coverage tests to exclude Maine Yankee incremental replacement power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million by May 15, 1997 as collateral for the maximum amount of its obligations under the agreement. After receiving approval from the MPUC on April 28, 1997, the Company issued bonds on May 5, 1997. As discussed in the "Maine Yankee" section of this Annual Report, the Maine Yankee owners subsequently voted to close the nuclear power plant and start decommissioning. However, the previously mentioned amendments did not cover additional Maine Yankee replacement and capacity expenses in the fourth quarter of 1997, and the Company was not able to attain its interest coverage tests. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement which further adjusts the interest coverage tests for the first three quarters of 1998. With these amendments, the Company has achieved its amended interest coverage tests for the first three quarters of 1998. For the fourth quarter of 1998, the interest coverage tests, as prescribed in the underlying documents without amendment, were also achieved by the Company. The revolving credit agreement was temporarily increased by an additional $3 million until June 30, 1999 with the issuance of $2 million of first mortgage bonds. The additional borrowing capacity will not be needed with the expiration of this temporary increase. In addition, the revolving credit agreement and letter of credit supporting the tax-exempt bonds due 2021 were extended by one year to October, 1999 and June, 2000, respectively.

  As discussed in the "Regulatory Proceedings- Industry Restructuring" section of this Annual Report, the pending sale of the Company's generating assets will significantly impact the Company's capital structure. The Company has proposed that the net gain from the sale be used to reduce stranded costs revenue requirements by approximately $19.9 million. Although the impact of the sale will not be immediately reflected in earnings, the after-tax proceeds from the sale and the liquidation of the Canadian subsidiary totalling an estimated $24 million will be used to reduce long-term debt, which will in turn reduce future interest costs.

Employees
  At the end of 1998, the Parent Company had 155 full-time employees compared to 149 for 1997. The Subsidiary had 9 full-time employees for 1998 and 1997. Consolidated payroll costs were $6.6 million for 1998 and $6.5 million for 1997.

  Local 1837 of the International Brotherhood of Electrical Workers ratified a three-year contract with the Parent Company, effective on October 1, 1996. The agreement included a 2.9% wage increase in the first year and a 2.75% increase in each of the last two years of the contract.

  The Subsidiary and Local 1733 of the International Brotherhood of Electrical Workers ratified a one-year contract extension effective January 1, 1999. The new agreement includes a wage increase of 2.75% for calendar year 1999. A one-year extension for calendar year 1998 included a 1.93% wage increase. The three-year contract that expired December 31, 1997 had allowed annual wage increases of 3.75%.

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

     c) facilities located outside the United States, i.e., the Company's hydro facility in New Brunswick, Canada; and

(Page 10)

     d) assets that the MPUC determines necessary for the operation of the transmission and distribution services. The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. For more information about the Company's pending sale of its generating assets, see "Generating Asset Sale" section in this Annual Report.


   3. The Company will continue to provide transmission and distribution services which will be subject to continued rate regulation by the MPUC.

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

          By the end of 1999, the MPUC will have estimated the stranded costs for the Company and the manner for the collection of these costs by the transmission and distribution company. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees.

          The Company estimates its stranded costs to be approximately $99.3 million, based on its February 9, 1999 filing, which included the remaining investment in Seabrook, the estimated above-market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to W-S, the obligation for the remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets, but does not include any benefits from the Company's sale of generating assets.

  5. The MPUC shall include in the rates to be charged by the transmission and distribution utility decommissioning expenses for Maine Yankee. In 2003, and every three years thereafter until the stranded costs are recovered, the MPUC shall review and adjust the stranded cost recovery amounts and related transition charges. However, the MPUC may adjust the amounts at any point in time that they deem appropriate. Since the legislation provides for our recovery of stranded costs by the transmission and distribution company, the Company will continue to recognize existing regulatory assets and plant costs as provided by Emerging Issues Task Force 97-4 "Deregulation of the Pricing of Electricity" (EITF 97-4).

  6. Billing and metering services will be subject to competition beginning March 1, 2002, but permits the MPUC to establish an earlier date, no sooner than March 1, 2000.

  7. All competitive providers of retail electricity must be licensed and registered with the MPUC and meet certain financial standards, comply with customer notification requirements, adhere to customer solicitation requirements and are subject to unfair trade practice laws. Competitive electricity providers must have at least 30% renewable resources in their energy portfolios, including hydro-electric generation.

  8. A standard-offer service will be available, ensuring access for all customers to reasonably priced electric power. Unregulated affiliates of CMP and BHE providing retail electric power are prohibited from providing more than 20% of the load within their respective service territories under the standard offer service, while any unregulated affiliate of the Company does not have a similar restriction.

  9. Employees other than officers, displaced as a result of retail competition will be entitled to certain severance benefits and retraining programs. These costs will be recovered through charges collected by the regulated transmission and distribution company.


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


Generating Asset Sale
  On July 7, 1998, the Company and WPS Power Development, Inc. (WPS-PDI) signed a purchase and sale agreement for the Company's electric generating assets. WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which is 3.2 times higher than the net book value of the assets. This sale of assets is required by the State's electric industry restructuring law and requires the approvals of the MPUC and the FERC. The gain from the asset sale would reduce stranded costs revenue requirements by $19.9 million.

  On August 7, 1998, the Company filed with the MPUC for approval of this sale. The proceeding was given the Docket No. 98-584. The Public Advocate and the Houlton Water Company (HWC) have intervened in this proceeding. The MPUC, in its order approving the Company's divestiture plan in MPUC Docket No. 97-670, noted a number of concerns that it would address in Docket No. 98-584.
Principal among these concerns is whether the Company's lack of any connection to New England electrical markets, except through the Province of New Brunswick, Canada (NB), and the transmission

(Page 11)

system owned by the Maine Electric Power Company (the MEPCO line), presented unique issues concerning development of an adequate competitive retail market for electricity in northern Maine and directed the Company to address these concerns when it filed for approval in Docket No. 98-584.

  On January 29, 1999, the Company filed a Partial Stipulation in this Docket. Under the terms of this Stipulation, the parties agreed that access to northern Maine's electrical markets exclusively through the transmission of the New Brunswick Power Corporation (NB Power) and the MEPCO line "is no longer a substantial barrier to the development of an adequate retail market for electricity in northern Maine" and that any market power issues in northern Maine should not prevent the MPUC from approving the sale of the Company's generation assets to WPS-PDI.

  The basis for this Stipulation is a Products and Service Agreement between NB Power, on the one hand, and the Company, HWC, Eastern Maine Electric Cooperative, Inc., and the Van Buren Light and Power District (collectively, "the northern Maine utilities"), on the other. This Agreement is based in large part upon the recommendations of the Final Report of the Maine Attorney General. Under this Agreement, NB Power agrees to supply: (i) tie-line interruption service, on a firm or non-firm basis, to any northern Maine utility requiring it; (ii) ancillary services to any northern Maine utility; (iii) transmission services through NB to any northern Maine utility at a fixed rate that can be increased only by authorization of the proper NB regulatory authority; and (iv) bona fide offers of energy and capacity and other electric products and service to any customer of any northern Maine utility. It is understood that northern Maine utilities will transfer these services at cost to competitive electricity providers.

Four-Year Rate Stabilization Plan
  On November 13, 1995, the Maine Public Utilities Commission (MPUC) approved a stipulation signed by the Company, the Commission Staff, and the Office of the Public Advocate (OPA). This stipulation, effective January 1, 1996, established a multi-year rate plan for the Company that provides our customers with predictable rates through 1999 and shares operating risks and benefits between the Company's shareholders and customers.

  Under the terms of the rate plan, as amended in January, 1998, which applies cost of service principles, the Company's retail rates were increased by 4.4%, 2.9%, and 3.9% on January 1, 1996, February 1, 1997 and February 1, 1998, respectively. The Company has agreed that it will seek no other increases, for either base or fuel rates, except as provided under the terms of the plan.

There will be no fuel clause adjustments for the duration of the plan. The rate plan also provides for adjustments resulting from the operation of a profit-sharing mechanism, as well as provisions for mandated costs and plant outage provisions, particularly the shutdown of Maine Yankee, as further explained in the "Maine Yankee" section of this Annual Report.

  The Company was also permitted to defer $1,500,000 annually of the costs of its purchases from Wheelabrator-Sherman during each of the four years of the rate plan. The plan permits the Company to recover this deferred amount, up to a total of $6,000,000, in rates beginning in the year 2001. The rate plan provides for the deferral until the year 2000, of approximately $1.3 million, net of income taxes, of uncollected retail fuel at the beginning of the rate plan, while an additional $300,000, net of income taxes, will be collected in rates over the rate plan period.

  On January 26, 1998, the MPUC approved a 3.9% February 1, 1998 rate increase, according to terms of a stipulation agreed to by the Company and the OPA, with the support of the MPUC staff. The principal elements of the agreement are as follows:

   1. The rate increase effective February 1, 1998 was 3.9% consisting of the specified increase of 2.75% and approximately $562,000 of the 1997 recoverable Maine Yankee replacement power costs (1.15%);

   2. The minimum rate increase effective February 1, 1999, consisting of a specified increase of 2.0% and the remaining recoverable 1997 Maine Yankee replacement power costs of $523,000;

   3. Maine Yankee replacement power costs for the period October 1, 1997 through September 30, 1998 will be offset by the 1998 savings under the restructured Wheelabrator-Sherman contract (see "Restructured Agreement with Wheelabrator-Sherman" below) with the recovery of any incremental Maine Yankee replacement power costs subject to a final order by the MPUC in its review of the prudency of closing Maine Yankee;

  If the MPUC approved the sale of generating assets in the first quarter of 1999, the Company would agree to not increase customer rates in 1999, originally scheduled for February 1, 1999, in accordance with the rate plan stipulation. Instead, the Company has requested that a portion of the gain on the sale be used to achieve its revenue requirement.

Restructured Agreement with Wheelabrator-Sherman
  For several years, the Company negotiated the restructuring of the terms of its current Power Purchase Agreement (PPA) with Wheelabrator-Sherman (W-S). The Company was ordered into the PPA by the MPUC in 1986, which required the purchase of the entire output (up to 126,582 MWH) of a 17.6 MW biomass plant through December 31, 2000. Under the earlier agreement, either party could renew the agreement for an additional fifteen years at prices to be determined by mutual agreement, or absent mutual agreement, by the MPUC. By agreement dated October 15, 1997, the Company and W-S amended the PPA.

  Under the terms of this amendment, W-S agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term in exchange for an up-front payment of $8.7 million. The Company and W-S also agreed to renew the PPA for an additional six years at agreed-upon prices. The Company believes the amended PPA will help relieve the financial pressure caused by the closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is, therefore, in the best interests of the Company, its customers and shareholders.

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

(Page 12)

  As mentioned in the "Capital Resources" section of this Annual Report, on May 29, 1998, with the completion of the FAME financing, the Company made the up-front payment of $8.7 million to W-S, thereby completing the conditions required under the amended purchase power agreement. As previously mentioned in the "Four-Year Stabilization Plan" section of this Annual Report, savings from the restructured W-S Contract are used to offset Maine Yankee replacement power costs.

Open Access Transmission Tariff
  On March 31, 1995, the Company filed an open access transmission tariff with the Federal Energy Regulatory Commission (FERC). This tariff provides fees for various types and levels of transmission and transmission-related services that are required by transmission customers. The tariff, as filed, substantially increases some of the fees for transmission services and provides separate fees for various transmission-related services. On May 31, 1995, the FERC approved the filed tariff, subject to refund. The filing was vigorously contested by the Company's wholesale customers. In April, 1996, the FERC issued Order 888, a final rule on open transmission access and stranded cost recovery. As a result, the Company refiled its tariff on July 9, 1996 to comply with the Order. Utilities are required to file tariffs under which they would provide transmission services, comparable to that which they provide themselves, to third parties on a non-discriminatory basis. On December 22, 1998, FERC issued its order establishing new tariffs for the Company. Based on the FERC order, the Company expects to refund $1.2 millon to these customers and has reflected these refunds as liabilities.

Transmission & Distribution Filing
  On October 14, 1998, and subsequently amended on February 9, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's testimony supports its $99.3 million estimate of stranded costs when deregulation occurs on March 1, 2000. The major components include the remaining investment in Seabrook, the above-market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. These stranded costs revenue requirements will be reduced by an estimated $19.9 million should the sale of the Company's generating assets be approved by the MPUC. The Company's proposed annual revenue requirements supported in the filings would be approximately $32.2 million: $19.8 million for transmission and distribution and $12.4 million for stranded investment. Decisions by the MPUC regarding stranded costs and the generating asset sale approval are not expected until mid-1999. The Company cannot predict the MPUC's ultimate decision in these matters.

Marketing Affiliate
  The Company's marketing subsidiary, Energy Atlantic, LLC (EA), initially will be involved in retail and wholesale energy transactions in Maine. Formed in 1998, EA formally began operations in January, 1999. As a start-up unregulated Company, EA is limited in the amount of capital, based upon restrictions imposed
not only by the MPUC, but also by the Board of Directors.   The Board, as well
as the MPUC, has limited the capital contributions to a maximum of $2 million, subject to the Company's ability to meet financial covenants under its debt instruments. EA has had success in reacquiring our largest wholesale customer, Houlton Water Company, as of February 3, 1999; however, it is expected to operate at a loss in 1999.

Year 2000 Issues
  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits would recognize a date using "00" as the year 1900 rather than 2000, resulting in system failure or miscalculations. The Company has been conducting an on-going assessment of its computer systems, including embedded chip technology, to determine the potential technical and economic impact which the Year 2000 issues might have on the Company, its systems and its business operations. As a part of this process, the Company has reviewed the computer application systems responsible for its billing, customer information systems, and accounting transactions and has identified modifications necessary for those systems. These modifications are principally being made to comply with the electric industry restructuring requirements but have incorporated changes that achieve Year 2000 compliance. The Company has reviewed its other mission critical systems in order to identify Year 2000 remediation or renovation measures needed for those systems and intends to complete necessary modifications, renovations, and testing of all mission critical systems by July 1, 1999. The compliance plans and implementation and testing milestones are based on the Company's best estimates, which were derived from numerous assumptions for future events, including the continued availability of certain resources, third-party modification plans and other known factors. In addition to the review of internal systems, the Company is requesting assurances of Year 2000 compliance from third parties upon whom the Company relies. The responses are being reviewed and concerns of non-compliance are being pursued. The Company is attempting to obtain responses and prepare contingency plans, where necessary, no later than July 1, 1999.

  To date, the Company's review and testing has incurred approximately $17,000 of internal labor costs, and has not revealed material system modifications necessary to obtain Year 2000 compliance for mission critical systems, other than the changes necessary for electric industry restructuring discussed above. However, $50,000 has been budgeted in 1999 for external expenditures for unforeseen modifications to achieve Year 2000 compliance for mission critical technology.

  The assessment phase of the Year 2000 compliance project is essentially complete and the Company is identifying risks and most reasonable likely worse case scenarios specific to the Year 2000 non-compliance by the Company and third-party sources. For example, for every day of a Company-wide shutdown, the Company would lose approximately $187,000 in revenues. The Company will develop appropriate plans for these risks no later than July 1, 1999, as mentioned above.

  Although all reasonable and available efforts will be made, the Company cannot predict the ultimate achievement of Year 2000 compliance due to its reliance on systems and third-parties outside the Company's control.

(Page 13)

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

Shareholder Information

General
     The Company's Common Stock is listed and traded on the American Stock Exchange. As of December 31, 1998 and 1997, Common Stock shares issued and outstanding were 1,617,250. As of December 31, 1998, shares were held by 1,436 shareholders or nominees in forty-nine states, the District of Columbia, Canada, Poland, and the United Kingdom.

     The annual meeting of shareholders is held each year on the second Tuesday in May at the Company's headquarters in Presque Isle. Market price and dividend information relative to the two most recent calendar years are shown in the tabulation below.

Income Tax Status of 1998 Dividends
     The Company has determined that the Common Stock dividends paid in 1998 are fully taxable for federal income tax purposes. These determinations are subject to review by the Internal Revenue Service, and shareholders will be notified of any significant changes.
                              Market                Dividends   Dividends
                              Price                   Paid      Declared
                        High          Low           Per Share   Per Share
1998
First Quarter         $14-1/4       $11-3/4         $  .25      $  .25
Second Quarter        $15-1/16      $13-15/16          .25         .25
Third Quarter         $15-1/8       $14-1/16           .25         .25
Fourth Quarter        $17-3/16      $13-5/16           .25         .25
Total Dividends                                     $ 1.00       $1.00

1997
First Quarter         $18-3/8       $14-1/8         $  .46      $  .25
Second Quarter        $14-3/4       $11-3/8            .25         .25
Third Quarter         $12-7/8       $10-3/16           .25         .25
Fourth Quarter        $12-13/16     $11-3/8            .25         .25
Total Dividends                                     $ 1.21       $1.00

     Dividends declared within the quarter are paid on the first day of the succeeding quarter.

(Page 14)

Five-Year Summary of Selected Financial Data

              1998         1997          1996          1995         1994
Operating Revenues
         $56,626,906  $55,072,196    $57,264,165   $55,278,726  $58,368,085

Income (Loss) Before Extraordinary Items
          $2,252,915  $(2,177,137)    $2,110,694      $920,500   $4,845,647

Extraordinary Items, Net of Taxes
               -           -              -         (6,235,812)       -

Net Income (Loss) Available for Common Stock
          $2,252,915  $(2,177,137)    $2,110,694   $(5,315,312)  $4,845,647

Basic Earnings (Loss)  Per Share of Common Stock
   Income (Loss) Before Extraordinary Items
               $1.39       $(1.35)         $1.31         $0.57        $2.99

   Extraordinary Items
                  -            -              -          (3.86)          -
Net Income (Loss)
               $1.39       $(1.35)         $1.31        $(3.29)       $2.99

Dividends Per Share of Common Stock:

Declared Basis $1.00        $1.00          $1.84         $1.84        $1.84

Paid Basis     $1.00        $1.21          $1.84         $1.84        $1.84

Total Assets
        $164,295,548 $163,480,739   $117,192,566  $114,074,091  $122,375,442

Long-Term Debt Outstanding
         $47,190,000  $39,805,000    $41,120,000   $37,435,000  $37,500,000

   Less amount due within one year
           1,275,000    4,155,000      1,315,000     1,315,000       65,000

Long-Term Debt
         $45,915,000  $35,650,000    $39,805,000   $36,120,000  $37,435,000


(Page 15)










                    Report of Independent Accountants

To The Directors and Shareholders of
MAINE PUBLIC SERVICE COMPANY:

     In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of operations, common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Maine Public Service Company and its Subsidiary, Maine and New Brunswick Electrical Power Company, Limited, as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PriceWaterhouseCoopers, L.L.P.
Portland, Maine
February 12, 1999














(Page 16)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Statements of Consolidated Operations
                                              Year Ended December 31,

                                   1998              1997                1996
Operating Revenues             $56,626,906        $55,072,196       $57,264,165
Operating Expenses
   Purchased Power              29,517,841         36,608,989        30,444,691
   Other Operation and
     Maintenance                12,967,489         12,769,987        13,814,768
   Depreciation                  2,641,847          2,497,364         2,447,585
   Amortization                  1,607,262          1,641,819         1,649,871
   Taxes Other Than Income       1,609,001          1,618,208         1,664,685
   Provision (Benefit) for
     Income Taxes                2,118,095           (975,093)        1,954,747
       Total Operating Expenses 50,461,535         54,161,274        51,976,347
Operating Income                 6,165,371            910,922         5,287,818
Other Income (Deductions)
   Equity in Income of
      Associated Companies         316,888            477,426           350,008
   Allowance for Equity Funds
     Used During Construction       36,278             18,964             7,120
   Provision for Income Taxes      (49,847)           (61,183)         (103,681)
   Other - Net                     111,515             59,866            95,678
         Total                     414,834            495,073           349,125
Income Before Interest Charges   6,580,205          1,405,995         5,636,943
Interest Charges
   Long-Term Debt & Notes
     Payable                     4,347,258          3,592,474         3,529,867
   Less Allowance for Borrowed
     Funds Used During
       Construction                (19,968)            (9,342)           (3,618)

           Total                 4,327,290          3,583,132         3,526,249

Net Income (Loss) Available
     for Common Stock           $2,252,915        $(2,177,137)       $2,110,694

Basic Earnings (Loss) Per
     Share of Common Stock           $1.39             $(1.35)            $1.31

Average Shares Outstanding       1,617,250          1,617,250         1,617,250


See Notes to Consolidated Financial Statements.








(Page 17)
MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Statements of Consolidated Cash Flows
                                                  Year Ended December 31,
                                                1998       1997       1996



Cash Flow From Operating Activities
  Net Income (Loss)                         $2,252,915 $(2,177,137) $2,110,694
  Adjustments to Reconcile Net Income
     (Loss) to Net Cash Provided by
     (Used For) Operations:
       Depreciation                          2,641,847   2,497,364   2,447,585
       Amortization                          1,643,842   1,677,399   1,649,871
       Deferred Income Taxes - Net           1,698,938     812,897    (377,355)
       Deferred Investment Tax Credits         (70,200)    (72,267)    (74,662)
       Allowance for Funds Used During
          Construction                         (56,246)    (28,306)    (10,738)
       Income on Tax-Exempt Bonds-
          Restricted Funds                     (90,700)   (159,114)   (118,443)
       Change in Deferred Regulatory and Debt Issuance Costs
                                            (1,840,141) (2,304,765)   (267,768)
       Wheelabrator-Sherman Contract Restructuring
                                            (8,705,750)        --         --
      Change in Deferred Revenues              267,921     272,716     275,846
       Change in Benefit Obligations           344,121     546,080     874,267
       Change in Current Assets and Liabilities:
           Accounts Receivable and Unbilled Revenue
                                              (274,525)   (800,549)  1,023,602
           Deferred Fuel & Purchased Energy Cost  --      (562,000)       --
           Other Current Assets              1,862,179  (1,266,582)   (366,995)
           Accounts Payable                 (1,200,161)    396,259     244,157
           Accrued Taxes and Interest          148,897     (82,632)   (161,894)
           Other Current Liabilities           (18,150)    (19,530)    (16,673)
           Other - Net                        (752,067)   (448,950)    153,205

Net Cash Flow Provided By (Used For) Operating Activities
                                            (2,147,280) (1,719,117)  7,384,699

Cash Flow From Financing Activities
  Dividend Payments                         (2,021,562) (1,212,938) (2,975,740)
  Bond Issuance Costs                         (543,904)      --       (398,585)
  Deposit - FAME Capital Reserve Fund       (2,378,386)      --           --
  Issuance of Long-Term Debt                11,540,000       --     15,000,000
  Drawdown of Tax-Exempt Bond Proceeds       1,934,540   1,950,692   1,063,969
  Retirements of Long-Term Debt             (4,155,000) (1,315,000)(11,315,000)
  Short-Term Borrowings, Net                   900,000   5,800,000        --

Net Cash Flow Provided By Financing Activities
                                             5,275,688   5,222,754   1,374,644



Cash Flow Used In Investing Activities
  Investment in Restricted Funds                  --        --      (5,000,000)
  Investment in Electric Plant              (3,745,302) (2,723,828) (3,444,515)

Net Cash Flow Used In Investing Activities  (3,745,302) (2,723,828) (8,444,515)

Increase (Decrease) in Cash and Cash Equivalents
                                              (616,894)    779,809     314,828
Cash and Cash Equivalents at Beginning of Year
                                             2,070,720   1,290,911     976,083

Cash and Cash Equivalents at End of Year    $1,453,826  $2,070,720  $1,290,911

Supplemental Disclosure of Cash Flow Information:
  Cash Paid During The Year For:
       Interest                             $3,763,628  $3,360,855  $3,536,812
       Income Taxes (1998 and 1997 are net of tax refunds of $2,083,783 and $851,506, respectively)
                                          $ (1,238,467) $ (370,709) $2,939,776

See Notes to Consolidated Financial Statements.


































(Page 18)
MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Consolidated Balance Sheets

Assets                                                      December 31,
                                                         1998         1997
Utility Plant
   Electric Plant in Service                        $ 101,210,738  $96,395,964
   Less Accumulated Depreciation                       51,584,662   47,230,455
      Net Electric Plant in Service                    49,626,076   49,165,509
   Construction Work-In-Progress                        1,014,402      699,232
      Total                                            50,640,478   49,864,741

Investments in Associated Companies                     4,219,693    4,128,804

Net Utility Plant and Investments in Associated Companies
                                                       54,860,171   53,993,545
Current Assets:
  Cash and Cash Equivalents                             1,453,826    2,070,720
  Deposits for Interest and Dividends                     477,193       64,024
  Accounts Receivable (less allowance for uncollectible accounts
     of $215,000 in 1998 and 1997)                      5,856,395    5,787,770
  Unbilled Revenue                                      1,892,320    1,686,420
  Deferred Fuel and Purchased Energy Costs                687,000      687,000
  Current Deferred Income Taxes                            30,508        --
  Inventory                                             1,036,578    1,230,922
  Income Tax Refund Receivable                            191,516    1,965,852
  Prepayments                                             329,834      223,333
      Total                                            11,955,170   13,716,041

Other Assets:
   Uncollected Maine Yankee Decommissioning Costs 36,037,446 43,429,478 Recoverable Seabrook Costs (less accumulated amortization and write-off
      in 1998, $28,311,867; 1997, $26,888,235)         24,875,143   26,298,775
   Regulatory Assets-SFAS 109 & 106                    11,886,458   13,606,672
   Restricted Investments (at cost, which approximates market)
                                                        2,817,254    2,262,896
   Deferred Fuel and Purchased Energy Costs             9,617,677    7,135,137
   Regulatory Asset - Power Purchase Agreement Restructuring
                                                        8,705,750        --
   Unamortized Debt Expense (less accumulated amortization
      in 1998, $973,404; in 1997, $610,597)             1,087,636      799,246
   Deferred Regulatory Costs, less accumulated amortization
                                                          626,990    1,013,875
   Miscellaneous                                        1,825,853    1,225,074

      Total                                            97,480,207   95,771,153

Total Assets                                         $164,295,548 $163,480,739


See Notes to Consolidated Financial Statements.


(Page 19)

Capitalization and Liabilities
                                                          December 31,
                                                       1998           1997

Capitalization (see accompanying statements):
  Common Shareholders' Equity                     $  34,933,027  $  34,297,362
  Long-Term Debt                                     45,915,000     35,650,000
     Total                                           80,848,027     69,947,362

Current Liabilities:
  Long-Term Debt Due Within One Year                  1,275,000      4,155,000
  Notes Payable to Banks                              8,100,000      7,200,000
  Accounts Payable                                    3,329,730      4,279,331
  Accounts Payable - Associated Companies               341,210        623,821
  Accrued Employee Benefits                           1,000,130        968,079
  Deferred Income Taxes Related to Deferred Fuel Costs    --             6,493
  Dividends Declared                                    404,313        404,313
  Customer Deposits                                      24,467         42,617
  Taxes Accrued                                          57,437         77,448
  Interest Accrued                                      971,271        802,363
     Total                                           15,503,558     18,559,465

Deferred Credits:
  Deferred Revenues                                   1,170,136        902,215
  Uncollected Maine Yankee Decommissioning Costs     36,037,446     43,429,478
  Income Taxes                                       25,812,477     25,722,328
  Investment Tax Credits                                578,006        648,206
  Miscellaneous                                       4,345,898      4,271,685
     Total                                           67,943,963     74,973,912

Commitments, Contingencies, and Regulatory Matters (Note 10)

Total Capitalization and Liabilities               $164,295,548   $163,480,739



















(Page 20)
               MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY

          Statement of Consolidated Common Shareholders' Equity

                                    Par Value   Paid-In   Retained    Treasury
                           Shares    Issued     Capital   Earnings     Stock


Balance,January 1,1996   1,617,250  $13,070,750 $38,317 $31,562,104 $(5,714,376)

   Net Income                                             2,110,694
     Dividends:
          Common Stock ($1.84 per share)                 (2,975,740)

Balance,December 31,1996 1,617,250   13,070,750  38,317  30,697,058  (5,714,376)

   Net Loss                                              (2,177,137)
   Dividends:
       Common Stock ($1.00 per share)                    (1,617,250)

Balance,December 31,1997 1,617,250   13,070,750  38,317  26,902,671  (5,714,376)

   Net Income                                             2,252,915
   Dividends:
       Common Stock ($1.00 per share)                    (1,617,250)

Balance,December 31,1998 1,617,250  $13,070,750 $38,317 $27,538,336 $(5,714,376)


See Notes to Consolidated Financial Statements.
























(Page 21)
MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARY
Consolidated Statements of Capitalization

                                                          December 31,
                                                       1998         1997
Common Shareholders' Equity
Common Stock, $7 Par Value-Authorized 3,000,000 Shares in 1998 and 1997;
   Issued 1,867,250 Shares in 1998 and 1997         $13,070,750  $13,070,750
Paid-In-Capital                                          38,317       38,317
Retained Earnings                                    27,538,336   26,902,671
  Total                                              40,647,403   40,011,738
Treasury Stock-Total Shares of 250,000 in 1998 and 1997, at cost
                                                     (5,714,376)  (5,714,376)
  Total                                             $34,933,027  $34,297,362

Long-Term Debt
First Mortgage and Collateral Trust Bonds:
  7-1/8% Due Serially through 1998-Interest Payable,
      May 1 and November 1 *                        $      --   $  2,880,000
  7.95% Due Serially through 2003-Interest Payable,
      March 1 and September 1 *                       1,900,000    1,925,000
  9.775% Due Serially through 2011-Interest Payable,
      March 1 and September 1 *                      15,000,000   15,000,000
Second Mortgage and Collateral Trust Bonds:
  9.6% Due Serially through 2001-Interest Payable,
      March 1 and September 1 *                       3,750,000    5,000,000
Public Utility Refunding Revenue Bonds:
  Series 1996: Due 2021-Variable Interest Payable Monthly (4.15% as of December
     31, 1998)                                       15,000,000   15,000,000
Finance Authority of Maine:
  1998 Taxable Electric Rate Stabilization
  Revenue Notes: Due 2008 - Variable Interest Payable Monthly (5.55% as of
     December 31, 1998)                              11,540,000       --

Total Outstanding                                    47,190,000   39,805,000
Less-Amount Due Within One Year                       1,275,000    4,155,000
Total                                               $45,915,000  $35,650,000


Current Maturities and Redemption Requirements for the Succeeding Five Years Are as Follows:
Long-Term Debt:

       1999    $ 1,275,000
       2000    $ 1,275,000
       2001    $ 3,660,000
       2002    $ 2,535,000
       2003    $ 4,445,000
 Thereafter    $34,000,000

* Subject to early redemption premiums as defined in the bond indentures.

See Notes to Consolidated Financial Statements.

(Page 22)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  ACCOUNTING POLICIES

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

Consolidation and Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (the Subsidiary). All intercompany balances and transactions have been eliminated in consolidation.
  The Company's marketing subsidiary, Energy Atlantic, LLC (EA), initially will be involved in retail and wholesale energy transactions in Maine. Formed in 1998, EA formally began operations in January, 1999. As a start-up unregulated Company, EA is limited in the amount of capital, based upon restrictions imposed not only by the MPUC, but also by the Board of Directors. The Board, as well as the MPUC, has limited the capital contributions to a maximum of $2 million, subject to the Company's ability to meet financial covenants under its debt instruments. EA has had success in reacquiring our largest wholesale customer, Houlton Water Company, as of February 3, 1999.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred Fuel and Purchased Energy Costs
     Certain Wheelabrator-Sherman fuel costs and the sharing provisions for Maine Yankee replacement power costs are deferred for future recovery as defined in the Company's rate plan. All other fuel and purchased power costs are expensed as incurred.

Revenue Recognition
     Operating revenues include sales billed on a cycle billing basis and estimated unbilled revenues for electric service rendered prior to the normal billing cycle.
     On May 31, 1995, the FERC approved a temporary wheeling tariff in the Company's open access transmission filing. The Company has not recognized the additional revenues from the temporary tariff, since the increase in the rates charged to our transmission customers are subject to refund. On December 22, 1998, the FERC issued an order on the rates in question. The Company will be issuing a refund of approximately $1.2 million in 1999.

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

Depreciation and Amortization
     Utility plant depreciation is provided on composite bases using the straight-line method. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 2.99%, 3.01%, and 2.99% for 1998, 1997, and 1996, respectively.
     Bond issuance costs and premiums paid upon early retirements are amortized over the terms of the related debt. Recoverable Seabrook costs and deferred regulatory expenses are amortized over the period allowed by regulatory authorities in the related rate orders. Recoverable Seabrook costs are being amortized principally over thirty years (Note 10). Costs associated with relicensing hydro facilities are amortized over the thirty-year license period.

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

(Page 23)
Cash and Cash Equivalents
     For purposes of the Statements of Cash Flows, the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

Accounting Pronouncements
  During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". In 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company adopted SFAS No.'s 130, 131, and 132 with no material impact to the Company's financial position, or results of operations. Based on the Company's current business activities, management doesn't expect the future implementation of SFAS No. 133 to have a material impact.

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

                                    1998         1997          1996

Current income taxes           $    539,204  $(1,654,540)   $2,510,445
Deferred income taxes             1,698,938      812,897      (377,355)
Investment credits, net             (70,200)     (72,267)      (74,662)
Total income taxes             $  2,167,942  $  (913,910)   $2,058,428

Allocated to:
   Operating income            $  2,118,095  $  (975,093)   $1,954,747
   Other income                      49,847       61,183       103,681
        Total                  $  2,167,942  $  (913,910)   $2,058,428

The effective income tax rates differ from the U.S. statutory  rate as follows:

                                  1998         1997          1996

Statutory rate                    34.0%         (34.0)%       34.0%
Excess Canadian taxes              2.7            3.3          4.2
Amortization of recoverable
     Seabrook costs                6.4            9.1          6.7
State income taxes                 5.9           (5.9)         5.4
Other                               -            (2.1)        (0.9)
Effective rate                    49.0%         (29.6)%       49.4%





  The elements of deferred income tax expense (credit) are as follows:

(Dollars in Thousands)                  1998         1997         1996
Temporary Differences at Statutory Rates:
Seabrook - costs                     $  (200)     $ (200)      $  (200)
Liberalized depreciation                  57          80           166
AFUDC-borrowed funds                     (38)        (38)          (52)
Deferred fuel                            987       1,479           559
Deferred regulatory expense             (124)       (266)         (345)
Unbilled and deferred revenue            360        (108)         (110)
Accrued pension and postretirement
     benefits                           (112)       (182)         (414)
Wheelabrator-Sherman power purchase
     restructuring                       784          -             -
Other                                    (15)         48            19
Total temporary differences -
     statutory rates                  $1,699        $813         $(377)


(Page 24)

     The Company has not accrued U.S. income taxes on the undistributed earnings of the Subsidiary, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. Dividends received from the Subsidiary were $678,426 and $736,492 in 1998 and 1996, respectively, while no dividend was received in 1997. In 1998 the dividend exceeded earnings from the Subsidiary by $311,335 and in 1996, earnings from the Subsidiary exceeded the dividend by $8,608.

     The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of December 31, 1998 and 1997.
                                             (Dollars in Thousands)

                                                 1998     1997
          Seabrook                              $13,706  $14,489
          Property                                8,532    9,565
          Regulatory expenses                     2,002    1,540
          Deferred fuel                           2,056    1,631
          Pension and post-retirement benefits     (952)    (847)
          Other                                     468     (656)
          Net accumulated deferred income taxes $25,812  $25,722

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

     Dividends received during 1998, 1997, and 1996 from Maine Yankee were approximately $218,750, $75,000, and $333,750, respectively, and from MEPCO approximately $7,300 in each year. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies. Condensed financial information (unaudited) for Maine Yankee and MEPCO is as follows:


                                    Maine Yankee              MEPCO
(Dollars in Thousands)      1998      1997      1996     1998     1997    1996

Earnings
Operating revenues     $110,608  $ 238,586   $185,661   $3,514 $25,123  $55,391
Earnings applicable to
 Common Stock          $  4,916  $   7,613   $  6,640   $  948 $ 1,463  $   220
Company's equity share
   of net earnings     $    246  $     381   $    332   $   71 $   110  $    16
Investment
Total assets         $1,183,298 $1,368,143  $ 602,061   $5,581 $ 4,362  $10,727
Less:
   Preferred stock       16,800     17,400     18,000       --      --     --
   Long-term debt        48,000     76,665     83,332      220     420      620
Other liabilities and
   deferred credits   1,039,008  1,195,128    429,392    2,146   1,578    9,110
Net assets           $   79,490 $   78,950  $  71,337   $3,215 $ 2,364  $   997
Company's equity in
   net assets        $    3,975 $    3,948  $   3,567   $  241 $   177  $    75

(Page 25)
4.  INVESTMENT IN JOINTLY-OWNED UTILITY PLANT

     The Company has a 3.3455% ownership interest in a jointly-owned utility plant, W. F. Wyman Unit No. 4 (Wyman), an oil-fired generation plant. The Company's proportionate share of the direct expenses of Wyman are included in the corresponding operating expenses in the statements of consolidated operations. The Company's share in the plant at December 31, 1998 and 1997 is as follows:
                                        (Dollars in Thousands)
                                            1998       1997

Electric plant in service                 $ 6,987    $ 6,976
Accumulated depreciation                   (4,654)    (4,450)
  Net electric plant in service           $ 2,333    $ 2,526

5.  SHORT-TERM CREDIT ARRANGEMENTS

     The Company has a revolving credit arrangement with two banks. The revolving credit agreement provides for borrowings up to $13 million until June 30, 1999, when the facility will return to $10 million. The revolving credit agreement is subject to extension with the consent of the participating banks and has been extended through October 1999. The $3 million increase was effective on March 31, 1998 as part of amendments to the Company's revolving credit agreement and line of credit agreement. These agreements contain certain restrictive covenants including interest coverage tests and debt to equity ratios. As of December 31, 1998, the Company was in compliance with those covenants. The Company can utilize, at its discretion, two types of loan options: A Loans, which are provided on a pro rata basis in accordance with each participating bank's share of the commitment amount, and B Loans, which are provided as arranged between the Company and each of the participating banks. The A Loans, at the Company's option, bear interest equal to either the agent bank's prime rate or LIBOR-based pricing. The Company also pays a quarterly commitment fee of .50% of the unused portion of the A Loans. This fee increased from .375% March 31, 1998 as part of the amendments discussed above. The B Loans bear interest as arranged between the Company and the participating bank. As of December 31, 1998, an A Loan for $6.0 million and a B Loan for $2.1 million were outstanding under this arrangement at 7.0625% and 6.75%, respectively. As of December 31, 1997, A Loans totalling $7.2 million were outstanding under this arrangement at 6.5%.
     The Subsidiary has a $200,000 (Canadian) bank line of credit agreement providing for interest at the bank's prime rate. There were no borrowings under this arrangement during 1998.

6.  COMMON SHAREHOLDERS' EQUITY

     The Maine Public Utilities Commission has authorized the repurchase of the Company's Common Stock in order to maintain the Company's capital structure at levels appropriate for an investor-owned electric utility. Under an open market program that was extended through November, 1999, the Company has purchased 250,000 shares at a cost of $5.7 million, all of which are held as treasury shares.
     Under the most restrictive provisions of the Company's long-term debt indentures and short-term credit arrangements, retained earnings (plus dividends declared on Common Stock) available for the distribution of cash dividends on Common Stock were $27,538,336 at December 31, 1998.

7.  BENEFIT PLANS

U.S. Defined Benefit Pension Plan
     The Company has an insured non-contributory defined benefit pension plan covering substantially all employees. Benefits under the plan are based on employees' years of service and compensation prior to retirement.

     The Company's policy has been to fund pension costs accrued. For the 1998, 1997, and 1996 plan years, the Company has made contributions of $330,000 in 1999, $305,000 in 1998, and $282,000 in 1997, respectively.

Health Care Benefits
     In addition to providing pension benefits, the Company provides certain health care benefits to eligible employees and retirees. All employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments, approximately 13.2% in 1998. Effective with retirements after January 1, 1995, only retirees with at least twenty years of service will be eligible for these benefits. In addition, eligible retirees will contribute to the cost of their coverage starting at 60% for retirees with twenty years of service with the contribution phasing out over the next ten years of service so that retirees with thirty or more years of service do not contribute toward their coverage.
     Based on prior Maine Public Utilities Commission (MPUC) accounting orders, the Company established a regulatory asset of approximately $1,061,000, representing deferred postretirement benefits. As an element of its four-year rate plan, the Company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. The MPUC requires the Company to establish and make payments to an independent external trust fund for the purpose of funding future postretirement health care costs at such time as customers are paying for these costs in their rates. The Company has not established the external trust fund, but will seek approval from the MPUC for a funding plan. For purposes of determining the accrued postretirement benefit cost as of December 31, 1998, the health care trend rate used was 10% in 1999 and graded down to 4.0% by 2009. These rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the trend rates would have the following effects:

(Dollars in Thousands)                       One-Percentage-Point
                                              Increase  Decrease
Effect on total cost of service and
  interest cost components                        $84       $(66)
Effect on postretirement benefit
  obligation                                      836       (683)

(Page 26)
The following table sets forth the plans' net periodic benefit cost for 1998, 1997, and 1996:

(Dollars in Thousands)               Pension Benefits       Health Care Benefits

                                   1998    1997    1996     1998    1997    1996

Service cost                       $377     $323    $298    $119     $103    $98
Interest cost                       998      964     939     335      343    321
Expected return on plan assets   (1,044)    (981)   (953)     -        -     -
Amortization of transition          (77)     (77)    (78)    213      213    213
Amortization of prior service cost   76       76      76      -        -     -
Recognized net actuarial (gain)/loss  -        -       -      -        (2)   -
Net periodic benefit cost          $330     $305    $282    $667     $657   $632


     The following table sets forth the plans' change in benefit obligation, change in plan assets, funded status and assumptions as of December 31, 1998 and 1997:


                                        Pension             Health Care
(Dollars in Thousands)                  Benefits              Benefits
                                     1998     1997           1998      1997
Changes in benefit obligation
Benefit obligation at
  beginning of year                $14,685   $13,042        $4,933    $4,470
Service cost                           377       323           119       103
Interest cost                          998       964           335       343
Actuarial loss                         585     1,227           848       419
Benefits paid                         (899)     (871)         (244)     (402)
Benefit obligation at



  end of year                       15,746    14,685         5,991     4,933
Change in plan assets
Fair value of plan assets at
  beginning of year                 15,123    13,067           -         -
Actual return on plan assets         2,354     2,645           -         -
Employer contribution                  305       282           244       402
Benefits paid                         (899)     (871)         (244)     (402)
Fair value of plan assets
  at end of year                    16,883    15,123           -         -
Funded Status                        1,137       438        (5,991)   (4,933)
Unrecognized transition
  (asset) obligation                  (326)     (403)        2,967     3,181
Unrecognized prior service cost        741       817           -         -
Unrecognized net actuarial
  (gain)/loss                       (3,170)   (2,445)          508      (341)
Accrued benefit cost               $(1,618)  $(1,593)      $(2,516)  $(2,093)

Weighted-average assumptions as
  of December 31 (measurement date)
Discount rate                        6.75%     7.00%          6.75%     7.00%
Expected return on plan assets       8.50%     8.50%          N/A       N/A
Rate of compensation increase        4.50%     4.50%          N/A       N/A

Retirement Savings Plan
     The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company's employees. Participants may elect to defer from 1% to 15% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 1% of current compensation. Participants are 100% vested at all times in contributions made on their behalf. The Company's matching contributions to the plan were approximately $56,000, $55,000, and $54,000 in 1998, 1997, and 1996,
respectively.

8.  LONG-TERM DEBT

  On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (Maine Public Service Company) (the "Notes") on behalf of the Company. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (the Trustee), for the purpose of: (i) financing the buy down payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and
(iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with the Company and the Capital Reserve Fund held by the Trustee. The Company has issued $4 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The Notes will bear interest at a Floating Interest Rate, initially at 5.7% per annum, and will be adjusted weekly. On June 1, 1998, the Company purchased an interest rate cap of 7% at a cost of $172,000, to expire June, 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 1998, the cumulative effective interest rate, including issuance costs and credit enhancement fees, since issuance for this series was 6.58%.

  On June 19, 1996, the Maine Public Utilities Financing Bank (MPUFB) issued $15 million of its tax-exempt bonds due April 1, 2021 (the 1996 Series) on behalf of the Company. The proceeds of the new 1996 Series were used to refund a note from Fleet Bank of Maine, which was used to redeem the 1991 Series and provided $5 million for the acquisition of qualifying property, of which $419,000 remains in trust as of December 31, 1998. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for an initial term of three years to be issued by the Bank of New York for the benefit of the holders of such bonds. To secure the Company's obligations under the letter of credit and

(Page 27)
reimbursement agreement, the Company issued a second mortgage bond to the Bank of New York, as Agent, under the reimbursement agreement, in the amount of $15,875,000. The Company has the option of selecting weekly, monthly, annual or term interest rate periods for the 1996 Series, and has, since issuance, selected the weekly interest period. After considering issuance costs and credit enhancement fees, the effective interest rate since issuance as of December 31, 1998 has been 5.85%.

  Certain long-term debt is subject to restrictive covenants consistent with those discussed in Note 5.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash in banks, receivables, and debt. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 1998, the Company's long-term debt had a carrying value of approximately $47.2 million and a fair value of approximately $50.5 million.

10.  COMMITMENTS, CONTINGENCIES, AND REGULATORY MATTERS

Four-Year Rate Plan Approved
     On November 13, 1995, the Maine Public Utilities Commission (MPUC) approved a stipulation signed by the Company, the Commission Staff, and the Office of the Public Advocate (OPA). This stipulation, effective January 1, 1996, established a multi-year rate plan for the Company that provides our customers with predictable rates through 1999 and shares operating risks and benefits between the Company's shareholders and customers.
     Under the terms of the rate plan, as amended in January, 1998, which applies cost of service principles, the Company's retail rates were increased by 4.4%, 2.9%, and 3.9% on January 1, 1996, February 1, 1997 and February 1, 1998, respectively. The Company has agreed that it will seek no other increases, for either base or fuel rates, except as provided under the terms of the plan. There will be no fuel clause adjustments for the duration of the plan. The rate plan also provides for adjustments resulting from the operation of a profit-sharing mechanism, as well as provisions for mandated costs and plant outage provisions, particularly the shutdown of Maine Yankee, as further explained in the "Maine Yankee" section of this Annual Report.

  The Company was also permitted to defer $1,500,000 annually of the costs of its purchases from Wheelabrator-Sherman during each of the four years of the rate plan. The plan permits the Company to recover this deferred amount, up to a total of $6,000,000, in rates beginning in the year 2001. The rate plan provides for the deferral until the year 2000, of approximately $1.3 million, net of income taxes, of uncollected retail fuel at the beginning of the rate plan, while an additional $300,000, net of income taxes, will be collected in rates over the rate plan period.

  On January 26, 1998, the MPUC approved a 3.9% February 1, 1998 rate increase, according to terms of a stipulation agreed to by the Company and the OPA, with the support of the MPUC staff. The principal elements of the agreement are as follows:

  1. The rate increase effective February 1, 1998 was 3.9% consisting of the specified increase of 2.75% and approximately $562,000 of the 1997 recoverable Maine Yankee replacement power costs (1.15%);

  2. The minimum rate increase effective February 1, 1999, consisting of a specified increase of 2.0% and the remaining recoverable 1997 Maine Yankee replacement power costs of $523,000;

  3. Maine Yankee replacement power costs for the period October 1, 1997 through September 30, 1998 will be offset by the 1998 savings under the restructured Wheelabrator-Sherman contract (see "Capacity Arrangements" below) with the recovery of any incremental Maine Yankee replacement power costs subject to a final order by the MPUC in its review of the prudency of closing Maine Yankee.

     If the MPUC approved the sale of generating assets in the first quarter of 1999, the Company would agree to not increase customer rates in 1999, originally scheduled for February 1, 1999, in accordance with the rate plan stipulation. Instead, the Company has requested that a portion of the gain on the sale be used to achieve its revenue requirement.

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

  2. By March 1, 2000, the Company, Central Maine Power Company (CMP), and Bangor Hydro-Electric Company (BHE) must divest themselves of all generation related assets and business functions except for:

     a) contracts with qualifying facilities, such as the Company's power contract with Wheelabrator-Sherman (W-S), and conservation providers;
     b) nuclear assets, namely, the Company's investment in the Maine Yankee Atomic Power Company;
     c) facilities located outside the United States, i.e., the Company's hydro facility in New Brunswick, Canada; and
     d) assets that the MPUC determines necessary for the operation of the transmission and distribution services. The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. For more information about the Company's pending sale of its generating assets, see "Capacity Arrangements" below.

  3. The Company will continue to provide transmission and distribution services which will be subject to continued rate regulation by the MPUC.

(Page 28)

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

     By the end of 1999, the MPUC will have estimated the stranded costs for the Company and the manner for the collection of these costs by the transmission and distribution company. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees.

     The Company estimates its stranded costs to be approximately $99.3 million, based on its February 9, 1999 filing, which included the remaining investment in Seabrook, the estimated above-market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to W-S, the obligation for the remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets, but does not include any benefits from the Company's sale of generating assets.

  5. The MPUC shall include in the rates to be charged by the transmission and distribution utility decommissioning expenses for Maine Yankee. In 2003, and every three years thereafter until the stranded costs are recovered, the MPUC shall review and adjust the stranded cost recovery amounts and related transition charges. However, the MPUC may adjust the amounts at any point in time that they deem appropriate. Since the legislation provides for our recovery of stranded costs by the transmission and distribution company, the Company will continue to recognize existing regulatory assets and plant costs as provided by Emerging Issues Task Force 97-4 "Deregulation of the Pricing of Electricity" (EITF 97-4).

  6. Billing and metering services will be subject to competition beginning March 1, 2002, but permits the MPUC to establish an earlier date, no sooner than March 1, 2000.

  7. All competitive providers of retail electricity must be licensed and registered with the MPUC and meet certain financial standards, comply with customer notification requirements, adhere to customer solicitation requirements and are subject to unfair trade practice laws. Competitive electricity providers must have at least 30% renewable resources in their energy portfolios, including hydro-electric generation.

  8. A standard offer service will be available, ensuring access for all customers to reasonably priced electric power. Unregulated affiliates of CMP and BHE providing retail electric power are prohibited from providing more than 20% of the load within their respective service territories under the standard offer service, while any unregulated affiliate of the Company does not have a similar restriction.

  9. Employees other than officers, displaced as a result of retail competition will be entitled to certain severance benefits and retraining programs. These costs will be recovered through charges collected by the regulated transmission and distribution company.

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

Seabrook Nuclear Power Project
     In 1986, the Company sold its 1.46% ownership interest in the Seabrook Nuclear Power Project with a cost of approximately $92.1 million for $21.4 million. Both the MPUC and the FERC allowed recovery of the Company's remaining investment in Seabrook Units 1 and 2, adjusted by disallowed costs and sale proceeds, with the costs being amortized over thirty years.
     Recoverable Seabrook costs at December 31, 1998 and 1997 are as follows:
                                             (Dollars in Thousands)
                                               1998          1997
          Retail                             $43,136        $43,136
          Accumulated Amortization           (18,261)       (16,837)
          Retail, Net of Amortization        $24,875        $26,299

Nuclear Insurance
     In 1988, Congress extended the Price-Anderson Act for fifteen years and increased the maximum liability for a nuclear-related accident. In the event of a nuclear accident, coverage for the higher liability now provided for by commercial insurance coverage will be provided by a retrospective premium of up to $88.1 million for each reactor owned, with a maximum assessment of $10 million per reactor for any year. Maine Yankee is not liable for "events" or "accidents" occurring after January 7, 1999, when exemption was received from the Nuclear Regulatory Commission. These limits are also subject to inflation indexing at five-year intervals as well as an additional 5% surcharge, should total claims exceed funds available to pay such claims. Based on the Company's 5% equity ownership in Maine Yankee (see Note 3), the Company's share of any retrospective premium would not exceed approximately $4.0 million or $.5 million annually, without considering inflation indexing.

(Page 29)
Capacity Arrangements
     The Company owns 5% of the Common Stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the Nuclear Regulatory Commission (NRC) was due to expire on October 21, 2008.

     The Maine Public Utilities Commission (MPUC) stayed an investigation of the prudency of the shutdown decision and the operation of Maine Yankee prior to the shutdown decision, pending the outcome of Maine Yankee's rate case before the Federal Energy Regulatory Commission (FERC). The MPUC and the Maine Office of the Public Advocate (OPA) are actively participating in the FERC proceeding, as well as 28 municipal and cooperative utilities in New England who received approximately 6.2% of the output from Maine Yankee (the "Secondary Purchasers").

     In support of its request for an increase in decommissioning collections, Maine Yankee submitted with its initial FERC rate case filing a 1997 decommissioning cost study performed by TLG Services, Inc. ("TLG"). During 1998, Maine Yankee engaged in an extensive competitive bid process to engage a Decommissioning Operations Contractor ("DOC") to perform certain major decontamination and dismantlement activities at the Plant on a fixed-price, turnkey basis. As a result of that process, a consortium headed by Stone & Webster Engineering Corporation ("Stone & Webster") was selected to perform such activities under a fixed-price contract. The contract provides for, among other undertakings, construction of an independent spent fuel storage installation ("ISFSI") and completion of major decommissioning activities and site restoration by the end of 2004. The DOC process resulted in fixing certain costs that had been estimated in the earlier decommissioning cost estimate performed by TLG.

     Since the filing of the FERC rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the OPA, the Company and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations. Those parties participated in settlement discussions that resulted in an Offer of Settlement filed by those parties with the FERC on January 19, 1999. On February 8, 1999, the FERC Trial Staff recommended that the presiding judge certify the settlement to the FERC and that the FERC approve it. Upon approval by the FERC, the settlement would constitute a full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant. A separately negotiated settlement filed with the FERC on February 5, 1999 would resolve the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers.

     The Offer of Settlement provides for Maine Yankee to collect $33.6 million in the aggregate annually, effective January 15, 1998 consisting of: (1) $26.8 million for estimated decommissioning costs, and (2) $6.8 million for ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on the TLG estimate. Under the settlement the amount collected annually could be reduced to approximately $26 million if Maine Yankee is able to (1) use for construction of the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million being held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both would require authorizing legislation in Maine, which Maine Yankee is committed to use its best efforts to obtain.

     The Offer of Settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of
6.50 percent, effective January 15, 1998, on equity balances up to certain maximum allowed equity amounts. The Settling Parties also agreed in the proposed settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee.

     As a separate part of the Offer of Settlement, the Company, Central Maine Power Company, and Bangor Hydro-Electric Company (the other two Maine owners of Maine Yankee), the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement, the Company would continue to recover its Maine Yankee costs in accordance with its most recent Rate Stabilization Plan ("RSP") order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that the Company has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the Offer of Settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the RSP.

     The final major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of that maximum amount would be $4.1 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also sets forth the methodology for calculating such replacement power costs.

     The Company believes the Offer of Settlement, including the Maine Agreement, reasonably resolves the issues presented by the parties in the Maine Yankee FERC proceeding. If the Offer of Settlement is approved by the FERC, several significant uncertainties regarding the recovery of Maine Yankee-related costs are eliminated. Although all of the active parties to the proceeding have agreed to support or, with respect to certain individual provisions, not oppose, the Offer of Settlement, the Company cannot predict with certainty whether or in what form the Offer of Settlement will be approved by the FERC.

(Page 30)
     With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. For 1998, Maine Yankee replacement power costs were offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation, resulting in a deferral of $1.1 million. As of December 31, 1998, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.5 million, subject to recovery in accordance with the rate plan.

     The February 1, 1998, rate increase included $562,000 of the recoverable 1997 Maine Yankee replacement power costs with the remaining costs to be included in the rate plan increase in 1999.

     On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998, Maine Yankee updated its estimate of decommissioning costs based on the Settlement, as discussed above. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 1998, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $36.0 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the Settlement.

     On July 7, 1998, the Company and WPS Power Development, Inc. (WPS-PDI) signed a purchase and sale agreement for the Company's electric generating assets. WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which is 3.2 times higher than the net book value of the assets. This sale of assets is required by the State's electric industry restructuring law and requires the approvals of the MPUC and the FERC. The gain from the asset sale would reduce stranded costs revenue requirements by $19.9 million.

     On August 7, 1998, the Company filed with the MPUC for approval of this sale. The proceeding was given the Docket No. 98-584. The Public Advocate and the Houlton Water Company (HWC) have intervened in this proceeding. The MPUC, in its order approving the Company's divestiture plan in MPUC Docket No. 97-670, noted a number of concerns that it would address in Docket No. 98-584.
Principal among these concerns is whether the Company's lack of any connection to New England electrical markets, except through the Province of New Brunswick, Canada (NB), and the transmission system owned by the Maine Electric Power Company (the MEPCO line) presented unique issues concerning development of an adequate competitive retail market for electricity in northern Maine and directed the Company to address these concerns when it filed for approval in Docket No. 98-584.

     On January 29, 1999, the Company filed a Partial Stipulation in this Docket. Under the terms of this Stipulation, the parties agreed that access to northern Maine's electrical markets exclusively through the transmission of the New Brunswick Power Corporation (NB Power) and the MEPCO line "is no longer a substantial barrier to the development of an adequate retail market for electricity in northern Maine" and that any market power issues in northern Maine should not prevent the MPUC from approving the sale of the Company's generation assets to WPS-PDI.

     The basis for this Stipulation is a Products and Service Agreement between NB Power, on the one hand, and the Company, HWC, Eastern Maine Electric Cooperative, Inc. and the Van Buren Light and Power District (collectively, "the northern Maine utilities"), on the other. This Agreement is based in large part upon the recommendations of the Final Report of the Maine Attorney General. Under this Agreement, NB Power agrees to supply: (i) tie-line interruption service, on a firm or non-firm basis, to any northern Maine utility requiring it; (ii) ancillary services to any northern Maine utility; (iii) transmission services through NB to any northern Maine utility at a fixed rate that can be increased only by authorization of the proper NB regulatory authority; and (iv) bona fide offers of energy and capacity and other electric products and service to any customer of any northern Maine utility. It is understood that northern Maine utilities will transfer these services at cost to competitive electricity providers.

     On January 1, 1996 the Company placed Steam Units 1 and 2, totalling 23 MW, of the generating facility in Caribou, Maine on inactive status. During the Units' inactive period, the plant equipment will be protected and maintained by the installation of a dehumidification system that will permit the units to return to service in approximately six months. This facility is included in the generating assets being sold, as discussed above.

     The Company also owns 7.49% of the Common Stock of Maine Electric Power Company, Inc., (MEPCO). MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long which connects the NB Power system with the New England Power Pool. The MEPCO transmission line is also the path by which Wyman Unit No. 4 energy is delivered northerly into the NB Power system and then wheeled to the Parent Company through its interconnection with NB Power at the international border.

     For several years, the Company negotiated the restructuring of the terms of its current Power Purchase Agreement (PPA) with Wheelabrator-Sherman (W-S). The Company was ordered into the PPA by the MPUC in 1986, which required the purchase of the entire output (up to 126,582 MWH) of a 17.6 MW biomass plant through December 31, 2000. Under the earlier agreement, either party could renew the agreement for an additional fifteen years at prices to be determined by mutual agreement, or absent mutual agreement, by the MPUC. By agreement dated October 15, 1997, the Company and W-S amended the PPA.

     Under the terms of this amendment, W-S agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term in exchange for an up-front payment of $8.7 million. The Company and W-S also agreed to renew the PPA for an additional six years at agreed-upon prices. In 1999 and 2000, the effective rates will be approximately 11.3c and 12.2c per kwh, respectively. In 2001, the rate is approximately 8.0c per kwh grading up to approximately 8.9c in 2006, the last year of the PPA. The Company believes the amended PPA will help relieve the financial pressure caused by the closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is, therefore, in the best interests of the Company, its customers and shareholders.

(Page 31)
     On December 22, 1997, the MPUC approved the amended purchase power agreement and determined that the up-front costs created by the amended PPA will be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company. On February 19, 1998, the Board of Directors of FAME authorized the issuance and sale of securities under FAME's electric rate stabilization program.

     On May 29, 1998, with the completion of the FAME financing, the Company made the up-front payment of $8.7 million to W-S, thereby completing the conditions required under the amended purchase power agreement. Savings from the restructured W-S Contract are used to offset Maine Yankee replacement power costs.

     On December 19, 1997, the Company announced the signing of an agreement for the purchase of power for approximately 3.4 cents per kwh until March 1, 2000 from Northeast Empire, a 38 MW biomass plant in Ashland, Maine, as a replacement for Maine Yankee energy.

Construction Program
     Expenditures on additions, replacements and equipment for the years ended December 31, 1998, 1997, and 1996, along with 1999 estimated expenditures, are as follows:
                                     1999      1998      1997      1996
(Dollars in Thousands)     (Unaudited Estimates)
Parent Company
  Generation                         $  16  $      4     $  92    $  345
  Transmission                       1,247       803       491       322
  Distribution                       2,244     2,226     1,636     2,080
  General                            1,491       712       425       626
Total Parent                         4,998     3,745     2,644     3,373
Subsidiary                              13       -          80        72
Total                               $5,011    $3,745    $2,724    $3,445

11.  QUARTERLY INFORMATION (unaudited)
      Quarterly financial data for the two years ended December 31, 1998 is as follows:
                                (Dollars in Thousands Except Per Share Amounts)
                                                  1998 by Quarter
                                       1st       2nd       3rd       4th
Operating revenues                   $15,597   $13,244   $12,832   $14,954
Operating expenses                   (13,739)  (12,353)  (12,059)  (12,311)
Operating income                       1,858       891       773     2,643
Interest charges                        (941)   (1,017)   (1,092)   (1,277)
Other income-net                         189       148       168       (90)
Net income                           $ 1,106   $    22   $  (151)  $ 1,276

Earnings per common share            $  0.68   $  0.01   $ (0.09)  $  0.79


                                                  1997 by Quarter
                                       1st       2nd       3rd       4th
Operating revenues                   $15,368   $12,339   $12,385   $14,980
Operating expenses                   (14,847)  (11,871)  (12,773)  (14,670)
Operating income                         521       468      (388)      310
Interest charges                        (848)     (888)     (894)     (953)
Other income-net                          73        67       153       202
Net income                           $  (254)  $  (353)  $(1,129)  $  (441)

Loss per common share                $ (0.16)  $ (0.22)  $ (0.70) $  (0.27)

(Pages 32-33)

MAINE PUBLIC SERVICE COMPANY
and Subsidiary  (Unaudited)

All share information and per share amounts reflect the stock split on March 3, 1989.

                                             Consolidated Financial Statistics
                                                      1998      1997     1996
Capitalization Including Bank Borrowings (year-end)
  Debt (including amount due within one year)        61.28%    57.82%    52.75%
  Preferred Stock (including amount due within one year)
                                                      0.00%     0.00%     0.00%
  Common Shareholders' Equity                        38.72%    42.18%    47.25%
Times Interest Earned - *
   Before Income Taxes                                2.02      0.14      2.18
   After Income Taxes                                 1.52      0.39      1.60
Times Interest and Preferred Dividends Earned - *
   After Income Taxes                                 1.52      0.39      1.60
Embedded Cost of Long-Term Debt (year-end)            8.10%     7.96%     8.01%
Embedded Cost of Preferred Stock (year-end)           0.00%     0.00%     0.00%
Common Shares Outstanding (year-end)             1,617,250 1,617,250 1,617,250
Basic Earnings Per Share of Common Stock (average shares)
 Income Before Cumulative Effect of Accounting
   Change and Extraordinary Items                    $1.39    $(1.35)    $1.31
   Cumulative Effect of Accounting Change              -         -         -
   Extraordinary Items                                 -         -         -
   Net Income (Loss)                                 $1.39    $(1.35)    $1.31
Dividends Per Share of Common Stock
   Declared Basis                                    $1.00     $1.00     $1.84
   Paid Basis                                        $1.00     $1.21     $1.84
Common Stock Dividend Payout Ratio - **              71.94%      -      140.46%
Book Value Per Share of Common Stock (year-end)     $21.60    $21.21    $23.55
Market Price Per Share of Common Stock
   High                                             $17 3/16  $18 3/8   $22 3/8
   Low                                              $11 3/4   $10 1/4   $16 7/8
   Close                                            $15 1/4   $12       $18 1/8
Price Earnings Ratio (year-end) +                    10.97       -       13.84
Number of Common Shareholders (year-end)             1,436     1,436     1,619

*Consolidated income before cumulative effect of accounting change and extraordinary items. Includes AFUDC and Deferred Return on Seabrook Investment. Excludes all regulatory write-offs in 1995.

**1997 net loss produces a ratio which is not meaningful. Before regulatory write-offs in 1995.

+1997 and 1995 net losses produce ratios which are not meaningful.

Consolidated Financial Statistics
                                                      1995      1994     1993
Capitalization Including Bank Borrowings (year-end)
 Debt (including amount due within one year)         49.92%    44.25%    45.83%
 Preferred Stock (including amount due within one year)
                                                      0.00%     0.00%     0.00%
   Common Shareholders' Equity                       50.08%    55.75%    54.17%
Times Interest Earned - *
   Before Income Taxes                                2.51      3.25      3.49
   After Income Taxes                                 1.80      2.26      2.36
Times Interest and Preferred Dividends Earned - *
   After Income Taxes                                 1.80      2.26      2.36
Embedded Cost of Long-Term Debt (year-end)            9.36%     9.36%     9.14%
Embedded Cost of Preferred Stock (year-end)           0.00%     0.00%     0.00%
Common Shares Outstanding (year-end)             1,617,250 1,617,250 1,660,250
Basic Earnings Per Share of Common Stock (average shares)
   Income Before Cumulative Effect of Accounting
      Change and Extraordinary Items                  $.57     $2.99     $3.19
   Cumulative Effect of Accounting Change              -         -         -
   Extraordinary Items                               (3.86)      -         -
   Net Income (Loss)                                $(3.29)    $2.99     $3.19
Dividends Per Share of Common Stock
   Declared Basis                                    $1.84     $1.84     $1.78
   Paid Basis                                        $1.84     $1.84     $1.76
Common Stock Dividend Payout Ratio - **              98.40%    61.54%    55.80%
Book Value Per Share of Common Stock (year-end)     $24.09    $29.22    $28.02
Market Price Per Share of Common Stock
   High                                            $23 7/8   $27 3/8   $31 1/4
   Low                                             $19 7/8   $20 1/2   $25 5/8
   Close                                           $21 3/8   $20 3/4   $25 7/8
Price Earnings Ratio (year-end) +                      -        6.94      8.11
Number of Common Shareholders (year-end)             1,634     1,650     1,720

*Consolidated income before cumulative effect of accounting change and extraordinary items. Includes AFUDC and Deferred Return on Seabrook Investment. Excludes all regulatory write-offs in 1995.

**1997 net loss produces a ratio which is not meaningful. Before regulatory write-offs in 1995.

+1997 and 1995 net losses produce ratios which are not meaningful.

Consolidated Financial Statistics
                                                      1992      1991     1990
Capitalization Including Bank Borrowings (year-end)
   Debt (including amount due within one year)       50.16%    53.01%    49.40%
   Preferred Stock (including amount due within one year)
                                                      0.00%     0.00%     0.00%
   Common Shareholders' Equity                       49.84%    46.99%    50.60%
Times Interest Earned - *
  Before Income Taxes                                 3.01      2.81      3.24
  After Income Taxes                                  2.09      2.00      2.22
Times Interest and Preferred Dividends Earned - *
   After Income Taxes                                 2.09      2.00      2.18
Embedded Cost of Long-Term Debt (year-end)            9.14%     9.28%     9.92%
Embedded Cost of Preferred Stock (year-end)           0.00%     0.00%     0.00%
Common Shares Outstanding (year-end)             1,660,250 1,660,250 1,761,050
Basic Earnings Per Share of Common Stock (average shares)
  Income Before Cumulative Effect of Accounting
    Change and Extraordinary Items                   $2.93     $2.62     $2.58
  Cumulative Effect of Accounting Change               -         -         -
  Extraordinary Items                                  -         -         -
  Net Income (Loss)                                  $2.93     $2.62     $2.58
Dividends Per Share of Common Stock
   Declared Basis                                    $1.76     $1.68     $1.68
   Paid Basis                                        $1.74     $1.68     $1.66
Common Stock Dividend Payout Ratio - **              60.07%    64.12%    65.12%
Book Value Per Share of Common Stock (year-end)     $26.61    $25.44    $24.38
Market Price Per Share of Common Stock
   High                                             $26 7/8   $26 3/8   $23 3/8
   Low                                              $24 1/4   $20 3/4   $19 1/2
   Close                                            $25 7/8   $26 3/8   $22 1/4
Price Earnings Ratio (year-end) +                      8.83     10.07      8.62
Number of Common Shareholders (year-end)              1,768     1,823     2,061

*Consolidated income before cumulative effect of accounting change and extraordinary items. Includes AFUDC and Deferred Return on Seabrook Investment. Excludes all regulatory write-offs in 1995.

**1997 net loss produces a ratio which is not meaningful. Before regulatory write-offs in 1995.

+1997 and 1995 net losses produce ratios which are not meaningful.


Consolidated Financial Statistics
                                                                1989     1988
Capitalization Including Bank Borrowings (year-end)
   Debt (including amount due within one year)                 43.12%    47.76%
   Preferred Stock (including amount due within one year)       4.02%     4.41%
   Common Shareholders' Equity                                 52.86%    47.83%
Times Interest Earned - *
   Before Income Taxes                                          3.21      3.07
   After Income Taxes                                           2.26      2.29
Times Interest and Preferred Dividends Earned - *
   After Income Taxes                                           2.09      2.05
Embedded Cost of Long-Term Debt (year-end)                      9.71%    10.80%
Embedded Cost of Preferred Stock (year-end)                     9.74%     9.74%
Common Shares Outstanding (year-end)                       1,849,550 1,865,666
Basic Earnings Per Share of Common Stock (average shares)
  Income Before Cumulative Effect of Accounting
    Change and Extraordinary Items                             $2.71     $3.12
  Cumulative Effect of Accounting Change                         -         -
  Extraordinary Items                                            -         -
  Net Income (Loss)                                            $2.71     $3.12
Dividends Per Share of Common Stock
   Declared Basis                                              $1.575    $1.175
   Paid Basis                                                  $1.55     $1.025
Common Stock Dividend Payout Ratio - **                        58.12%    37.66%
Book Value Per Share of Common Stock (year-end)               $23.39    $22.26
Market Price Per Share of Common Stock
   High                                                      $24 7/8 $20 13/16
   Low                                                      $20 5/16   $11 7/8
   Close                                                     $22 3/8   $20 1/2
Price Earnings Ratio (year-end) +                               8.26      6.57
Number of Common Shareholders (year-end)                       1,919     1,933

*Consolidated income before cumulative effect of accounting change and extraordinary items. Includes AFUDC and Deferred Return on Seabrook Investment. Excludes all regulatory write-offs in 1995.

**1997 net loss produces a ratio which is not meaningful. Before regulatory Write-offs in 1995.

+1997 and 1995 net losses produce ratios which are not meaningful.


1998 Sources of Income
Millions of Dollars (Total $57.1)
and Percent of Total

Residential
$20.6 Million [36.1%]

Commercial
$18.4 Million [32.2%]

Industrial
$10.2 Million [17.9%]

Other Electric Sales
$5.6 Million [9.8%]

Other Income
$2.3 Million [4.0%]


1998 Distribution of Income
Millions of Dollars (Total $57.1)
and Percent of Total

Fuel & Purchased Power
$30.4 Million [53.3%]

Other Operating Expenses
$9.5 Million [16.6%]

Wages and Employee Benefits
$6.8 Million [11.9%]

Interest
$4.3 Million [7.5%]

Taxes
$3.7 Million [6.5%]

Common Dividends
$1.6 Million [2.8%]

Retained Earnings
$0.8 Million [1.4%]


YEAR-END CAPITALIZATION
(Percent)

          Total Debt         Common Equity
1994      44.25              55.75
1995      49.92              50.08
1996      52.75              47.25
1997      57.82              42.18
1998      61.28              38.72

(Pages 34 -35)
MAINE PUBLIC SERVICE COMPANY
and Subsidiary  (Unaudited)
                                             Consolidated Operating Statistics
                                               1998        1997         1996
Operating Revenues
   Residential                            $20,592,662  $20,391,688  $19,961,192
   Commercial and Industrial - Small       18,363,186   17,418,761   16,420,167
   Commercial and Industrial - Large       10,249,381    9,452,158   10,111,758
   Municipal Street Lighting                  585,053      546,071      538,890
   Area Lighting                              276,029      268,208      273,985
   Other Municipal and Other
      Public Authorities                      478,694      653,563      710,106
   Other Electric Utilities                 4,229,874    4,307,528    6,893,598
   Other Operating Revenues                 1,852,027    2,034,219    2,354,469
         Total Operating Revenues         $56,626,906  $55,072,196  $57,264,165

Number of Customers (average)
   Residential                                 28,635       28,561       28,515
   Commercial and Industrial  Small             5,630        5,586        5,541
   Commercial and Industrial - Large               16           15           15
   Municipal Street Lighting                       39           39           38
   Area Lighting                                1,049        1,063        1,059
   Other Municipal and Other
      Public Authorities                            4            5           5
   Other Electric Utilities                         8           11           10
         Total Customers                       35,381       35,280       35,183

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
    Steam                                      35,764       26,758      10,201
    Hydro                                     123,288      107,734     168,993
    Diesel                                       (800)        (429)       (674)
   Purchases:
     Nuclear Generated                            -              -     249,083
     Fossil Fuel Generated                    501,007      496,888     372,431
   Inadvertent Received (Delivered)            (4,049)        (494)        741
       Total                                  655,210      630,457     800,775
   Losses, Unaccounted for and Unbilled        39,903       34,128      33,303
   Company Use                                  1,414        1,695       1,517
     Electricity Sold                         613,893      594,634     765,955

  Sales:
   Residential                                163,073      167,368     169,298
   Commercial and Industrial-Small            173,168      168,976     163,804
   Commercial and Industrial-Large            144,228      134,741     134,588
   Municipal Street Lighting                    1,762        1,676       1,658
   Area Lighting                                1,416        1,443       1,418
   Other Municipal and Other Public Authorities 6,827       10,204      10,090
   Other Electric Utilities                   123,419       110,226    285,099
     Total Sales                              613,893       594,634    765,955

Average Use and Revenue Per
   Residential Customer
      Kilowatt-hours                            5,695        5,860       5,937
      Revenue                             $    719.14  $    713.97 $    700.02
      Revenue per Kilowatt-hour                 12.63c       12.18c     11.79c







(Pages 34 -35)
MAINE PUBLIC SERVICE COMPANY
and Subsidiary  (Unaudited)
                                             Consolidated Operating Statistics
                                               1995        1994         1993
Operating Revenues
   Residential                            $19,080,662  $19,646,681  $19,669,749
   Commercial and Industrial - Small       15,723,439   15,614,453   15,177,992
   Commercial and Industrial - Large        9,437,409    9,225,131    9,554,566
   Municipal Street Lighting                  524,616      517,793      512,439
   Area Lighting                              272,896      271,115      269,925
   Other Municipal and Other
      Public Authorities                      903,370    2,105,933    3,597,514
   Other Electric Utilities                 7,573,360    8,481,483    9,188,561
   Other Operating Revenues                 1,762,974    2,505,496    2,505,466
         Total Operating Revenues         $55,278,726  $58,368,085  $60,476,212
Number of Customers (average)
   Residential                                 28,385       28,300       28,220
   Commercial and Industrial - Small            5,465        5,418        5,364
   Commercial and Industrial - Large               15           16           16
   Municipal Street Lighting                       38           38           38
   Area Lighting                                1,048        1,048        1,061
   Other Municipal and Other
     Public Authorities                             5            8           8
   Other Electric Utilities                         9            9           8
         Total Customers                       34,965       34,837      34,715

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
     Steam                                     22,867       18,559      26,456
     Hydro                                    121,252      118,759     148,719
     Diesel                                     1,046         (153)        169
   Purchases:
     Nuclear Generated                          9,718      326,334     282,199
     Fossil Fuel Generated                    508,266      290,172     288,487
   Inadvertent Received (Delivered)            (1,449)         651      (1,053)
       Total                                  661,700      754,322     744,977
   Losses, Unaccounted for and Unbilled        36,411       42,880      43,944
   Company Use                                  1,490        1,518       1,542
     Electricity Sold                         623,799      709,924     699,491

  Sales:
   Residential                                168,640      175,685     176,732
   Commercial and Industrial-Small            165,914      167,485     162,949
   Commercial and Industrial-Large            128,478      127,327     135,029
   Municipal Street Lighting                    1,655        1,642       1,630
   Area Lighting                                1,457        1,472       1,482
   Other Municipal & Other Public Authorities  11,747       28,621      53,021
   Other Electric Utilities                   145,908      207,692     168,648
       Total Sales                            623,799      709,924     699,491
Average Use and Revenue Per
   Residential Customer
     Kilowatt-hours                             5,941        6,208       6,263
     Revenue                              $    672.21  $    694.23 $    697.01
     Revenue per Kilowatt-hour                  11.31c       11.18c      11.13c

(Pages 34 -35)
MAINE PUBLIC SERVICE COMPANY
and Subsidiary  (Unaudited)
                                             Consolidated Operating Statistics
                                               1992        1991         1990
Operating Revenues
   Residential                            $18,704,900  $19,194,469  $18,189,325
   Commercial and Industrial - Small       13,787,720   13,991,693   12,708,677
   Commercial and Industrial - Large        8,891,123   10,105,693   10,115,772
   Municipal Street Lighting                  499,814      512,640      505,063
   Area Lighting                              261,984      267,518      262,845
   Other Municipal and Other
     Public Authorities                     3,761,815    3,977,098    3,611,220
   Other Electric Utilities                 8,150,094    7,328,914    9,649,398
   Other Operating Revenues                 2,626,190    2,460,062    1,701,167
         Total Operating Revenues         $56,683,640  $57,838,087  $56,743,467

Number of Customers (average)
   Residential                                 28,102       28,052      27,983
   Commercial and Industrial - Small            5,261        5,205       5,108
   Commercial and Industrial - Large               15           15         15
   Municipal Street Lighting                       38           38         38
   Area Lighting                                1,075        1,091       1,114
   Other Municipal and Other
      Public Authorities                            8            8           8
   Other Electric Utilities                         7            7           7
         Total Customers                       34,506       34,416      34,273

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
     Steam                                     33,509       28,868      59,252
     Hydro                                    130,407      135,619     176,832
     Diesel                                      (636)        (178)       (186)
   Purchases:
     Nuclear Generated                        263,313      307,769     253,321
     Fossil Fuel Generated                    300,930      246,172     289,177
   Inadvertent Received (Delivered)            (2,232)       1,861        (151)
       Total                                  725,291      720,111     778,245
   Losses, Unaccounted for and Unbilled        43,686       42,114      40,613
   Company Use                                  1,462        1,499       1,559
     Electricity Sold                         680,143      676,498     736,073

 Sales:
  Residential                                 176,814      176,028     178,011
  Commercial and Industrial-Small             155,267      149,709     146,881
  Commercial and Industrial-Large             129,981      139,931     155,782
  Municipal Street Lighting                     1,864        2,336       2,697
  Area Lighting                                 1,538        1,591       1,643
  Other Municipal and Other Public Authorities 58,388       57,687      57,034
    Other Electric Utilities                  156,291      149,216     194,025
      Total Sales                             680,143      676,498     736,073

Average Use and Revenue Per
   Residential Customer
     Kilowatt-hours                             6,292        6,275       6,361
     Revenue                              $    665.61  $    684.25 $    650.01
     Revenue per Kilowatt-hour                  10.58c       10.90c      10.22c


(Pages 34 -35)
MAINE PUBLIC SERVICE COMPANY
and Subsidiary  (Unaudited)
                                             Consolidated Operating Statistics
                                                           1989         1988
Operating Revenues
   Residential                                         $18,537,902  $17,787,713
   Commercial and Industrial - Small                    13,379,207   12,374,719
   Commercial and Industrial - Large                     9,785,058    9,673,266
   Municipal Street Lighting                               573,351      559,478
   Area Lighting                                           288,378      285,979
   Other Municipal and Other
      Public Authorities                                 3,736,851    3,546,473
   Other Electric Utilities                             10,980,817    9,244,874
   Other Operating Revenues                                (62,314)     649,746
         Total Operating Revenues                      $57,219,250  $54,122,248

Number of Customers (average)
   Residential                                              27,737       27,358
   Commercial and Industrial - Small                         4,940        4,866
   Commercial and Industrial - Large                            17           18
   Municipal Street Lighting                                    38           37
   Area Lighting                                             1,155        1,166
   Other Municipal and Other
      Public Authorities                                         8           8
   Other Electric Utilities                                      8           7
         Total Customers                                    33,903       33,460

Net Generation, Purchases and Sales
   (thousands of kilowatt-hours)
   Net Generation:
     Steam                                                  91,361      81,583
     Hydro                                                 106,571     112,953
     Diesel                                                  2,664       1,933
   Purchases:
     Nuclear Generated                                     369,315     266,851
     Fossil Fuel Generated                                 217,166     299,838
   Inadvertent Received (Delivered)                          1,611        (677)
       Total                                               788,688     762,481
  Losses, Unaccounted for and Unbilled                      42,474      44,883
   Company Use                                               1,723       1,555
     Electricity Sold                                      744,491     716,043



   Sales:
     Residential                                           178,668     176,680
     Commercial and Industrial-Small                       145,364     139,220
     Commercial and Industrial-Large                       145,307     148,220
     Municipal Street Lighting                               2,722       2,695
     Area Lighting                                           1,580       1,585
     Other Municipal and Other Public Authorities           59,190      59,268
     Other Electric Utilities                              211,660     188,375
       Total Sales                                         744,491     716,043

Average Use and Revenue Per
   Residential Customer
     Kilowatt-hours                                          6,442       6,458
     Revenue                                           $    668.35  $   650.18
     Revenue per Kilowatt-hour                               10.38c      10.07c




Page 36

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

Robert E. Anderson
Chairman of the Board,
Chief Financial Officer and
Former President
F. A. Peabody Company
Houlton, Maine
Pension Investment Committee
Budget and Finance Committee

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

Annual Meeting
Tuesday, May 11, 1999

Form 10-K
The Company will provide shareholders
with copies of the Form 10-K upon request.

Maine Public Service Company
209 State Street
P. O. Box 1209
Presque Isle, Maine  04769-1209
Tel. No. (207) 768-5811
FAX No. (207) 764-6586

Home Page:  http://www.mainerec.com/mpsco.html
E-Mail:  mainepub@ mfx.net














































                                                                 Exhibit 4(t)

           THIS INSTRUMENT GRANTS A SECURITY INTEREST
                    BY A TRANSMITTING UTILITY


   THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS





                  MAINE PUBLIC SERVICE COMPANY

                               TO

                           FIRST TRUST
                      NATIONAL ASSOCIATION

                                             Trustee



               SEVENTEENTH SUPPLEMENTAL INDENTURE


                    Dated as of April 1, 1997


      Supplementing and Modifying Indenture of Mortgage and
            Deed of Trust dated as of October 1, 1945
                               and
              Relating to an Issue of Mortgage and
             Collateral Trust Bonds, Series due 2005


    This is a Security Agreement granting a Security Interest in Personal Property, Including Personal Property affixed to
                  Realty as well as a Mortgage
              upon Real Estate and other Property.















     THIS SEVENTEENTH SUPPLEMENTAL INDENTURE (hereinafter called the "Seventeenth Supplemental Indenture"), dated as of April 1, 1997, made by MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter called the "Company"), party of the first part, and FIRST TRUST NATIONAL ASSOCIATION (as successor to CONTINENTAL BANK, NATIONAL ASSOCIATION (formerly, Continental Illinois National Bank and Trust Company of Chicago)), a national banking association duly organized and existing under the laws of the United States of America, and having its principal place of business in the City of Chicago, State of Illinois (hereinafter called the "Trustee"), party of the second part.

     WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture of Mortgage and Deed of Trust, dated as of October 1, 1945 (hereinafter called the "Original Indenture"), to secure the payment of principal and interest on, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds") to be designated generally as its "First Mortgage and Collateral Trust Bonds", and to be issued in one or more series as provided in the Original Indenture, pursuant to which the Company provided for the creation of an initial series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 2 7/8% Series due 1975" (herein sometimes called "Bonds of the 1975 Series"); and

     WHEREAS, the Company has heretofore executed and delivered to the Trustee a First Supplemental Indenture, dated as of September
1, 1950, pursuant to which the Company provided for the creation of a second series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 3% Series due 1980" (herein sometimes called "Bonds of the 1980 Series"), a Second Supplemental
Indenture, dated as of February 1, 1955, pursuant to which the Company provided for the creation of a third series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 3.35%
Series due 1985" (herein sometimes called "Bonds of the 1985
Series"), a Third Supplemental Indenture, dated as of September 1,
1960, pursuant to which the Company provided for the creation of a fourth series of Bonds designated as "First Mortgage and Collateral
Trust Bonds, 5 1/2% Series due 1990" (herein sometimes called
"Bonds of the 1990 Series"), a Fourth Supplemental Indenture, dated as of January 1, 1965, pursuant to which the Company provided for the creation of a fifth series of Bonds designated as "First
Mortgage and Collateral Trust Bonds, 4 3/4% Series due 1995" (herein sometimes called "Bonds of the 1995 Series"), a Fifth Supplemental Indenture, dated as of May 1, 1968, pursuant to which the Company provided for the creation of a sixth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 7 1/8% Series due 1998" (herein sometimes called "Bonds of the 1998 Series"), a Sixth Supplemental Indenture, dated as of March 1, 1973, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of a seventh series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 7.95% Series due 2003" (herein sometimes called "Bonds of the 2003 Series"), a Seventh Supplemental Indenture, dated as of September 1, 1975, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of an eighth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 10 5/8% Series due 1995" (herein sometimes called "Bonds of the Second 1995 Series"), an Eighth Supplemental Indenture, dated as of January 1, 1977, pursuant to which the Company supplemented the Original Indenture, a Ninth Supplemental Indenture, dated as of March 1, 1978, pursuant to which the Company supplemented and modified the Original Indenture, a Tenth Supplemental Indenture, dated as of October 1, 1979, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a ninth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 10 1/4% Series due 2004" (herein sometimes called "Bonds of the 2004 Series"), an Eleventh Supplemental Indenture, dated as of January 15, 1983, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a tenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 13 7/8% Series due 1992" (herein sometimes called "Bonds of the 1992 Series"), a Twelfth Supplemental Indenture, dated as of July 1, 1984, pursuant to which the Company supplemented the Original Indenture and provided for the creation of an eleventh series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 16.30% Series due 1989" (herein sometimes called "Bonds of the 1989 Series"), a Thirteenth Supplemental Indenture, dated as of July 1, 1984, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a twelfth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Floating Rate Series A due 1985" (herein sometimes called "Bonds of the Series A due 1985"), a Fourteenth Supplemental Indenture, dated as of July 1, 1985, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a thirteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Floating Rate Series B due 1986" (herein sometimes called "Bonds of the Series B due 1986"), a Fifteenth Supplemental Indenture, dated as of March 1, 1986, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a fourteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 11% Series due 1996" (herein sometimes called "Bonds of the 1996 Series) and a Sixteenth Supplemental Indenture, dated as of September 1, 1991, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a fifteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 9.775% Series due 2011" (herein sometimes called "Bonds of the 2011 Series"); and

     WHEREAS, pursuant to the Original Indenture, as so supplemented and modified, there have been executed, authenticated and delivered and there are now outstanding First Mortgage and Collateral Trust Bonds of Series and in principal amounts as follows:
                                       Issued         Outstanding
Bonds of the 1998 Series           $4,000,000           2,920,000
Bonds of the 2003 Series            2,500,000           1,925,000
Bonds of the 2011 Series           15,000,000          15,000,000

which constitute the only Bonds outstanding under the Original Indenture, as so supplemented and modified; and

     WHEREAS, the Company now desires to create a new series of Bonds to be designated First Mortgage and Collateral Trust Bonds, Series due 2005 (herein sometimes called the "Bonds of the 2005 Series"), and the Original Indenture provides that each series of Bonds (except the Bonds of the 1975 Series) shall be created by an indenture supplemental to the Original Indenture; and

                                   -2-
     WHEREAS, the Original Indenture further provides that all property of the character specifically described in the Original Indenture, and all improvements, extensions, betterments or additions to the property specifically described in the Original Indenture, constructed or acquired after the date of the execution and delivery of the Original Indenture, shall be and become subject to the lien of the Original Indenture, and that the Company shall from time to time execute, acknowledge and deliver any and all such further assurances, conveyances, mortgages or assignments of such property as may be required by the terms and provisions of the Original Indenture, or as the Trustee under the Original Indenture may require, and the Company now desires to subject to the lien of the Original Indenture certain additional properties which it has constructed or acquired since the date of execution and delivery of the Sixteenth Supplemental Indenture; and

     WHEREAS, all acts and proceedings required by law and by the charter and by-laws of the Company necessary to make the Bonds of the 2005 Series to be initially issued when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the Company, and to constitute the Original Indenture, as heretofore supplemented and modified and as supplemented and modified by this Seventeenth Supplemental Indenture, a valid and binding mortgage and deed of trust for the security of the Bonds, in accordance with the terms of the Original Indenture, as so supplemented and modified, and the terms of the Bonds, have been done and taken; and the execution and delivery of this Seventeenth Supplemental Indenture and the issue of the Bonds of the 2005 Series to be initially issued have been in all respects duly authorized;

     NOW, THEREFORE, for the purposes aforesaid and in pursuance of the terms and provisions of the Original Indenture, the Company has executed and delivered this Seventeenth Supplemental Indenture (the Original Indenture, as supplemented by the First, Second, Third, Fourth, Fifth, Eighth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth Supplemental Indentures, as supplemented and modified by the Sixth, Seventh and Ninth Supplemental Indentures and as supplemented and modified by this Seventeenth Indenture and any and all supplemental indentures hereafter entered into between the Company and the Trustee in accordance with the provisions of the Original Indenture, as supplemented and modified, being herein sometimes called the "Indenture"), and in consideration of the sum of One Dollar ($1.00) to the Company duly paid by the Trustee at or before the ensealing and delivery hereof, and for other good and valuable considerations, the receipt whereof is hereby acknowledged, the Company hereby covenants to and with the Trustee and its successors in the trusts under the Original Indenture, as supplemented and modified, as follows:

                           ARTICLE ONE

                 Schedule of Mortgaged Property.

     SECTION 1.01. In order further to secure the payment of the principal of, premium, if any, and interest on, all Bonds at any time issued and outstanding under the Indenture,



                                   -3-
according to their tenor, purport and effect, and further to secure the performance and observance of all the covenants and conditions in said Bonds and in the Original Indenture, as supplemented and modified, and in this Seventeenth Supplemental Indenture contained, for the considerations above expressed, and for and in consideration of the mutual covenants herein contained and of the purchase and acceptance of the Bonds by holders thereof, the Company has executed and delivered this Seventeenth Supplemental Indenture and by these presents does grant, bargain, sell, alien, remise, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto First Trust National Association, as Trustee under the Indenture, and to its assigns forever, all property, real, personal or mixed, acquired since the execution and delivery of the Sixteenth Supplemental Indenture which by the terms of the Original Indenture, as supplemented and modified, is subject or is intended to be subject to the lien of the Indenture, including without limiting the generality of the foregoing, the following described property:

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

     Recorded in the Southern District of the Aroostook Registry of Deeds in Volume 2534, page 56 on January 21, 1993.

     (2) A certain piece or parcel of land situated in the Town of Ashland, in the County of Aroostook and State of Maine, being a one hundred (100) foot wide strip of land easterly of and contiguous to an existing right-of-way now or formerly owned by Maine Public Service Company as recorded in the Southern District of the Aroostook Registry of Deeds in Vol. 1126, Page 264, said one hundred (100) foot wide strip of land extends from the northerly line of a parcel of land now or formerly owned by Maine Public
Service Company as recorded in said Registry in Vol. 1124, Page 17, to the northerly line of Lot 14, said strip being a part of Lot No.
14, also being part of the land now or formerly owned by Carlton L.
and Catherine E. Jimmo, as recorded in Vol. 1036, Page 374, in said
Registry, bounded and described more particularly as follows, to wit:
                                   -4-
     Beginning at a 1/2" diameter metal pipe found at the northeasterly corner of a parcel of land now or formerly owned by Maine Public Service Company as recorded in Vol. 1124, Page 17; thence along the northerly line of Vol. 1124, Page 17 a magnetic bearing of North seventy-one degrees thirty-five minutes zero zero seconds west (N 71 degrees 35' 00" W) a distance of fifty-eight and fifty-two hundredths (58.52) feet to the southeasterly corner of a parcel of land now or formerly owned by Maine Public Service Company as recorded in said Registry in Vol. 1126, Page 264; thence along the easterly line of Vol. 1126, Page 264 north eighteen degrees zero five minutes fifteen seconds east (N 18 degrees 05' 15" E) a distance of one thousand seventy-eight and eight-one hundredths (1078.81) feet to the northerly line of Lot 14; thence along the northerly line of Lot 14 and remains of a cedar rail fence south seventy-one degrees fifty-four minutes forty-five seconds east (S 71 degrees 54' 45" E) a distance of one hundred (100) feet to a rebar set in a cedar rail; thence parallel with the easterly line of Vol. 1126, Page 264 south eighteen degrees zero five minutes fifteen seconds west (S 18 degrees 05' 15" W) a distance of one thousand seventy-nine and thirty-eight hundredths (1079.38) feet to a rebar set; thence north seventy-one degrees thirty-five minutes zero zero seconds west (N 71 degrees 35' 00" W) a distance of forty-one and forty-eight hundredths (41.48) feet to the point of beginning, the last two courses being across the source parcel, the above described parcel of land containing two and forty-eight hundredths acres (2.48).

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

     Commencing at a point on the easterly right-of-way of the Parkhurst Siding Road, so-called, at the northwest corner of a parcel of land conveyed to Maine Public Service Company by Warranty Deed recorded at the Southern Aroostook Registry of Deeds in Volume 630, Page 286; thence along the easterly right-of-way of said Parkhurst Siding road, along a 1,000 foot radius curve to the right with a delta of 20-36-48, an arc distance of three hundred fifty-nine and seventy-seven thousandths (359.77) feet to a point; thence north seventeen degrees thirty-three minutes ten seconds east (N 17 degrees 33' 10"
E) a distance of one hundred fifty-four and sixty-two thousandths (154.62) feet to a 5/8" rebar set which rebar marks the point of beginning of the real estate conveyed herein; thence south sixty-eight degrees thirty minutes eighteen seconds east (S 68 degrees 30' 18" E) a distance of one hundred thirteen and nine tenths (113.9) feet to a 5/8" iron rebar set; thence north twenty-one degrees twenty-nine minutes twenty-two seconds east (N 21 degrees 29' 22" E) a distance of two hundred (200) feet to a 5/8" iron rebar set; thence north sixty-eight
                                   -5-

degrees thirty minutes thirty-eight seconds west (N 68 degrees 30' 38" W) a distance of one hundred fifteen and fifty-five thousandths (115.55) feet to a 5/8" iron rebar set on the easterly line of the right-of-way of said Parkhurst Siding Road; thence in a parallel southerly direction along the easterly margin of said Parkhurst Siding Road a distance of two hundred (200) feet, more or less, to the iron rebar set marking the point of beginning of the real estate conveyed herein.

     Recorded in the Southern District of the Aroostook Registry of Deeds in Volume 2412, Page 144 on November 20, 1991.

     (4) A certain piece or parcel of land situated in the Westerly part of Original Lot No. One Hundred Thirty (#130) in Township 18, Range 5, W.E.L.S., now Madawaska, in the County of Aroostock and State of Maine, being more particularly bound and described as follows:

     Commencing at the East corner of the parcel conveyed to Maine Public Service Company by deed recorded in the Northern Aroostook Registry of Deeds in Volume 330, Page 566, said point being also the North corner of Lot No. Thirty-One (#31) on Madawaska town map sheet number Seven (7) as prepared by J.W. Sewall Co.; thence Northwesterly along the Northeast property line of the said Maine Public Service Company parcel to the North corner of said MPS parcel, a distance of One Hundred Forty-nine and Seven Tenths (149.7) feet; thence Northeasterly on a continuation of the Northwest property line of said MPS parcel, to the Southwest property line of the parcel conveyed to the Inhabitants of the Town of Madawaska by Fraser Paper, Ltd, a distance of Fifty (50) feet, more or less, said property line being also the boundary between the parcel owned by Eldon J. Cyr and the parcel owned by the Inhabitants of Madawaska, thence Southeasterly along the Southwest property line of the parcel conveyed to the Inhabitants of the Town of Madawaska to the South corner of the parcel conveyed to the Inhabitants of Madawaska, said corner being also the West corner of Lot Six (6) on Madawaska town map sheet Seven (7) as prepared by J.
W. Sewall Co., a distance of One Hundred Fifty (150) feet, more or less, thence Southwesterly, a distance of Fifty (50) feet to the point of beginning.

     Being part of the premises conveyed to Eldon J. Cyr by Warranty Deed of Fraser Paper, Limited, dated May 6, 1994, recorded in the Northern Aroostock Registry of Deeds in Volume 948, Page 98.

                     PENOBSCOT COUNTY, MAINE

     (1) Beginning on the westerly Right of Way limit of State Highway "320" (Rte. 11) Federal Aid Project No. S-0320 (2), Patten, Penobscot County, Maine, at a monument located at Station 130 + 00; thence N28 degrees 13'E along said westerly Right of Way limit to the Eastern Maine Electric property line distant
89.2 feet; thence N61 degrees 47'W distant 172'; thence, N28 degrees 13'E distant 100 feet; thence, S61 degrees 47'E distant 160 feet; thence N28 degrees 13'E distant 10 feet; thence N61 degrees 47'W distant 170 feet; thence S28 degrees 13'W distant 120': thence S61 degrees 47'E distant
                                   -6-
10 feet; thence, S28 degrees 13'W distant 115 feet; thence S61 degrees 47'E distant 172 feet; thence N 28 degrees 13'E distant 35.8 feet and point of beginning. All bearings are magnetic 1963.

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

RIGHT-OF-WAY, AEI TRANSMISSION LINE, SO CALLED

     A 69,000 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from AEI generating plant in Ashland to Maine Public Service substation in Ashland, a distance of approximately 2.69 miles, said Maine Public Service Company line being constructed for the most part on rights- of-way conveyed to Maine Public Service Company by the following deeds:

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

RIGHT-OF-WAY, GNP CHIPPER, SO CALLED

     A 34,500 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from GNP Plant in Portage to Maine Public Service substation in Portage, a distance of approximately .744 miles, said Maine Public Service Company line being constructed for the most part on rights-of-way conveyed to Maine Public Service Company by the following deeds:

                                               Recorded
          Grantor                  Date      Vol.   Page         Registry at:

Great Northern Paper Company       5/25/94   2686   302          Houlton

RIGHT-OF-WAY, PRESQUE ISLE MALL, SO CALLED

     A 69,000 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from Maysville
Ave, Presque Isle to corner of Carmichael Street and Maysville
Ave., a distance of approximately .289 miles, said Maine Public
Service Company line being constructed for the most part on rights-
of-way conveyed to Maine Public Service Company by the following deeds:
                                               Recorded
          Grantor                   Date      Vol.   Page         Registry at:

Maine Potato Growers               7/29/91   2381    108         Houlton
New England Telephone Co.          3/05/92   2434    166         Houlton
Widewater Aroostook Centre Co.     3/16/94   2669   20-24        Houlton

RIGHT-OF-WAY, ROUTE 11 REBUILD, SO CALLED

     A 34,500 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from junction of Rt. 163 & Rt. 11 in Ashland, Maine and southerly along Rt. 11, a distance of approximately 2.05 miles, said Maine Public Service

Company line being constructed for the most part on rights-of-way conveyed to Maine Public Service Company by the following deeds:

                                          Recorded
        Grantor                    Date    Vol.    Page     Registry at:

     Matt Walton                   2/4/97  2985     322     Houlton
     Mark D. Rafford, Sr.          2/4/97  2985     320     Houlton
     Laura & Bernard Howes, Jr.    2/4/97  2985     317     Houlton
     Kevin & Barbara Robinson      2/4/97  2985     315     Houlton
     Melvin P. Graham              2/4/97  2985     313     Houlton
     Milton & Dawn Clark           2/4/97  2985     311     Houlton
     Chester B. & Katherine
       B. Rafford                  2/4/97  2985     309     Houlton
     Sherman L. & Charlotte
       O. Weaver                   2/4/97  2985     297     Houlton
     Beatrice Weaver               2/4/97  2985     299     Houlton
     Dwight & Candace D. Junkins   2/4/97  2985     301     Houlton
     John Beaulier                 2/4/97  2985     303     Houlton
     Clifford G. & Thelma A. White 2/4/97  2985     305     Houlton
     Julie Belanger & Althea
       Holmes                      2/4/97  2985     307     Houlton
     Glori Coty & Barry Baranowski 2/4/97  2985     291     Houlton
     Artimas & Rosemary M. Coffin  2/4/97  2985     295     Houlton
     Robert & Bonnie Bowring       2/4/97  2985     293     Houlton

RIGHT-OF-WAY, FORT KENT WASTE WATER TREATMENT PLANT, SO CALLED

     A 34,500 volt transmission line in Aroostock County, Maine owned and operated by Maine Public Service Company from Route 161 in Ashland, Maine south .28 miles to the Fort Kent Waste Water Treatment Plant, said Maine Public Service Company line being constructed for the most part on a right-of-way conveyed to Maine Public Service Company by the following deed:

                                         Recorded
        Grantor             Date        Vol.    Page   Registry at:

Fort Kent Utility District  10/17/96    1048      276  Fort Kent

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


                           CLAUSE III

     All corporate, Federal, State, municipal and other permits, consents, licenses, bridge licenses, bridge rights, river permits, franchises, grants, privileges and immunities of every kind and description, now belonging to or which may hereafter be owned, held, possessed or enjoyed by the Company (other than excepted property as hereinafter defined) and all renewals, extensions, enlargements and modifications of any of them.

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

                            CLAUSE V

     Together with (other than excepted property as hereinafter defined) all and singular the plants, buildings, improvements, additions, tenements, hereditaments, easements, rights, privileges, licenses and franchises and all other appurtenances whatsoever belonging or in any wise appertaining to any of the property hereby mortgaged or pledged, or intended so to be, or any part thereof, and the reversion and reversion, remainder and remainders, and the rents,
                                   -10-
revenues, issues, earnings, income, products and profits thereof, and every part and parcel thereof, and all the estate, rights, title, interest, property, claim and demand of every nature whatsoever of the Company at law, in equity or otherwise howsoever, in, of and to such property and every part and parcel thereof.

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

                           CLAUSE VII

     There is however, expressly excepted and excluded from the lien and operation of the Indenture the following described property of the Company, herein sometimes referred to as "excepted property":

          (a) Any and all property expressly excepted and excluded from the Original Indenture and from the lien and operation thereof by Paragraph A of Clause VII of the Granting Clauses thereof and all property of the character expressly excepted or intended to be excepted and excluded by Paragraphs B through I of said Clause VII; and

          (b) All property which prior to the execution and delivery of this Seventeenth Supplemental Indenture has been released by the Trustee or otherwise disposed of by the Company free from the lien of the Indenture, in accordance with the provisions thereof.

     The Company may, however, pursuant to the provisions of Granting Clause VI above, subject to the lien and operation of the Indenture all or any part of the excepted property.
                                   -11-
     TO HAVE AND TO HOLD the trust estate and all and singular the lands, properties, estates, rights, franchises, privileges and appurtenances hereby mortgaged, conveyed, pledged or assigned, or intended so to be, together with all the appurtenances thereto appertaining and the rents, issues and profits thereof, unto the Trustee and its successors in trust and to its assigns, forever:

     SUBJECT, HOWEVER, to the exceptions, reservations, restrictions, conditions, limitations, covenants and matters recited in Schedule A to the Original Indenture or otherwise recited in the Original Indenture, as modified and supplemented, and contained in all deeds and other instruments whereunder the Company has acquired any of the property now owned by it, and to permitted encumbrances as defined in Subsection B of Section 1.11 of the Original Indenture, as modified by the provisions of the Sixth Supplemental Indenture, the Seventh Supplemental Indenture and the Ninth Supplemental Indenture and, with respect to any property which the Company may hereafter acquire, to all terms, conditions, agreements, covenants, exceptions and reservations expressed or provided in the deeds or other instruments, respectively, under any by virtue of which the Company shall hereafter acquire the same and to any liens thereon existing, and to any liens for unpaid portions of the purchase money placed thereon, at the time of acquisition;

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

                           ARTICLE TWO

              Bonds of the 2005 Series and Certain
                   Provisions Relating Thereto

     Section 2.01. Terms of the Bonds of the 2005 Series. There shall be a series of Bonds, known as and entitled "First Mortgage and Collateral Trust Bonds, Series due 2005" (herein


                                   -12-
referred to as the "Bonds of the 2005 Series"), and the form thereof shall be substantially as hereinafter set forth in Section 2.02.

     The Bonds of the 2005 Series are issued to secure the obligations of the Company under the Revolving Credit Agreement, dated as of October 8, 1987, by and among the Company, the signatory Banks thereto and The Bank of New York, as agent (in such capacity, "BNY Agent"), as amended by Amendment No. 1, dated as of October 8, 1989, Amendment No. 2, dated as of May 11, 1992, Amendment No. 3, dated as of October 8, 1995, and Amendment No. 4, dated as of March 28, 1997, together with any amendments, modifications or supplements thereto, extensions, renewals, deferrals, refunding or refinancing thereof or replacements or successors therefor which may hereafter exist (the "Revolving Credit Agreement"), pursuant to which the signatory Banks thereto have each, severally, agreed, subject to the terms and conditions thereof, to make Loans (as defined therein) evidenced by a series of promissory notes, collectively the Notes (as defined therein), with the obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements, or other expenses and indemnification) of the Company due and to become due under the Notes or otherwise in respect of the Revolving Credit Agreement, in each case, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended, renewed, deferred, refunded, refinanced or restructured, and whether or not from time to time decreased or extinguished and later increased, created or incurred, and including all indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, all being hereinafter called the "Revolving Credit Obligations".

     The aggregate principal amount of the Bonds of the 2005 Series which may be authenticated and delivered and outstanding under this Seventeenth Supplemental Indenture shall be limited to $11,000,000 except for duplicate Bonds, authenticated and delivered pursuant to Section 2.12 of the Original Indenture. The definitive Bonds of the 2005 Series shall be issued only as registered Bonds without coupons of the denomination of $1.00 and of any multiple thereof and shall be registered in the name of BNY Agent.

     The date of authentication on the original issuance of the Bonds of the 2005 Series shall be the date of commencement of the first interest period for such Bonds. All Bonds of the 2005 Series shall mature April 1, 2005, and shall bear interest at the applicable rate of interest as set forth in, and in accordance with, the Revolving Credit Agreement until the payment of the principal thereof. Both principal of and interest on the Bonds of the 2005 Series will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts, at the principal office in the City of Chicago, Illinois, of the Trustee or, at the office of its successor as Trustee, except that, in case of the redemption as a whole at any time of Bonds of the 2005 Series then outstanding, the Company may designate in the redemption notice other offices or agencies at which, at the option of the registered holders, Bonds of the 2005 Series may be surrendered for redemption and payment; and in the case of interest on Bonds of the 2005 Series, at the option of the registered holder, at the agency of the Company in the Borough of Manhattan, City and State of New York, in each case to the holder of record on the record date as hereinbelow defined. Interest on the
                                   -13-

Bonds of the 2005 Series shall, unless otherwise directed by the respective registered holders thereof, be paid by checks payable to the order of the respective holders entitled thereto, and mailed by the Trustee by first class mail, postage prepaid, to such holders at their respective registered addresses as shown on the Bond register for the Bonds of the 2005 Series.

     The definitive Bonds of the 2005 Series may be issued in the form of Bonds engraved, printed or lithographed on steel engraved borders and the signature of the President, or a Vice President and of the Secretary or an Assistant Secretary of the Company may be facsimile. Bonds of the 2005 Series may also be issued as temporary printed, lithographed or typewritten Bonds, and, so long as the registered holder of such Bonds does not request their exchange for Bonds in definitive form, the Company shall not be deemed to have unreasonably delayed the preparation, execution and delivery of definitive Bonds as called for by
Section 2.08 of the Original Indenture.

     Notwithstanding any provision in the Original Indenture to the contrary, the person in whose name any Bond of the 2005 Series is registered at the close of business on any record date (as hereinbelow defined) with respect to any interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding the cancellation of such Bond of the 2005 Series upon any transfer or exchange thereof (including any exchange effected as an incident to a partial redemption thereof) subsequent to the record date and prior to such interest payment date, except that, if and to the extent that the Company shall default in the payment of the interest due on such interest payment date, then the registered holders of Bonds of the 2005 Series on such record date shall have no further right to or claim in respect of such defaulted interest as such registered holders on such record date, and the persons entitled to receive payment of any defaulted interest thereafter payable or paid on any Bonds of the 2005 Series shall be the registered holders of such Bonds of the 2005 Series on the record date for payment of such defaulted interest. The term "record date" as used in this Section 2.01, and in the form of the Bonds of the 2005 Series, with respect to any interest payment date applicable to the Bonds of the 2005 Series, shall mean the August 15 next preceding a September 1 interest payment date or the February 15 next preceding a March 1 interest payment date, as the case may be, or a special record date established for defaulted interest as hereinafter provided.

     In the case of failure by the Company to pay any interest when due, the claim for such interest shall be deemed to have been transferred by transfer of any Bond of the 2005 Series registered on the Bond register, and the Company by not less than 10 days written notice to bondholders may fix a subsequent record date, not more than 15 days prior to the date fixed for the payment of such interest, for determination of holders entitled to payment of such interest. Such provision for establishment of a subsequent record date, however, shall in no way affect the rights of bondholders or of the Trustee consequent on any default.

     Except as provided in this Section 2.01, every Bond of the 2005 Series shall be dated as provided in Section 2.05 of the Original Indenture except that upon original issuance of the Bonds of the 2005 Series, the Bonds of the 2005 Series shall be dated the date of authentication. Notwithstanding any provision in the Original Indenture to the contrary, so long as there is no
                                   -14-

existing default in the payment of interest on the Bonds of the 2005 Series, all Bonds of the 2005 Series authenticated by the Trustee between the record date for any interest payment date and such interest payment date shall be dated such interest payment date and shall bear interest from such interest payment date.

     As permitted by the provisions of Section 2.10 of the Original Indenture and upon payment at the option of the Company of a sum sufficient to reimburse it for any stamp tax or other governmental charge as provided in Section 2.11 of the Original Indenture, Bonds of the 2005 Series may be exchanged for other Bonds of the 2005 Series of different authorized denominations of like aggregate principal amount. Notwithstanding the provisions of Section 2.11 or the last sentence of the first paragraph of Section 2.12 of the Original Indenture, no further sum, other than the sum sufficient to reimburse the Company for any stamp taxes or other governmental charges, shall be required to be paid upon any exchange or replacement of Bonds of the 2005 Series or upon any transfer thereof.

     The Bonds of the 2005 Series shall be nontransferable prior to maturity except upon the prior written consent of the Company or to effect transfer to any successor of BNY Agent if BNY Agent shall have resigned as agent under the Revolving Credit Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in the City of Chicago, Illinois, upon surrender and cancellation of such Bonds of the 2005 Series, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of such Bonds of the 2005 Series or by his duly authorized attorney, and thereupon a new Bond of the 2005 Series, for a like principal amount, will be issued to the successor of BNY Agent, in exchange therefor.

     The Trustee hereunder shall, by virtue of its office as such Trustee, be the registrar and transfer agent of the Company for the purpose of registering and transferring Bonds of the 2005 Series. Notwithstanding any provision in the Original Indenture to the contrary, neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 2005 Series for a period of ten days next preceding any designation of the Bonds of the 2005 Series to be redeemed and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption.

     The Bonds of the 2005 Series, limited as provided in Section 2.01 hereof to $11,000,000 in aggregate principal amount, shall be issued to BNY Agent to secure the Revolving Credit Obligations, including, without limitation, any future advances or protective advances made under the Revolving Credit Agreement (with the terms "future advances" and "protective advances" having the meanings ascribed to such terms in 33 Maine Revised Statutes Section 505.1), to the same extent as if such future advances were made on the date hereof and with the understanding that the Revolving Credit Obligations may decrease or increase from time to time. The Bonds of the 2005 Series securing said Revolving Credit Obligations (including such future advances and such protective advances) shall have the same right, lien and privilege under the Indenture and shall be equally secured by said Indenture and shall have the same proportionate


                                   -15-

interest and share in the trust estate under the Indenture as is available to and with all Bonds issued under the Indenture.

     Section 2.02. Form of Bonds of the 2005 Series. The text of the Bonds of the 2005 Series and the Trustee's authentication certificate to be executed on the Bonds of said series, shall be in substantially the following forms, respectively.

            [FORM OF FACE OF BOND OF THE 2005 SERIES]

No. [     ]                                        $_____________

                  MAINE PUBLIC SERVICE COMPANY
            First Mortgage and Collateral Trust Bond,
                         Series due 2005

                        Due April 1, 2005

     MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter sometimes called the "Company"), for value received, hereby
promises to pay to                                            or
registered assigns,  on April 1, 2005 the sum of
               Dollars (the "Stated Principal Amount") or, if less, the Effective Principal Amount (as hereinafter defined) on such date, and to pay to the registered owner hereof interest on the Stated Principal Amount or, if less, on the Effective Principal Amount from the date hereof at the applicable rate of interest as set forth in, and in accordance with, the Revolving Credit Agreement until the payment of the principal thereof.

     The Bonds of the 2005 Series, including this bond, are issued to secure the obligations of the Company under the Revolving Credit
Agreement, dated as of October 8, 1987, by and among the Company, the signatory Banks thereto and The Bank of New York, as agent (in such capacity, "BNY Agent"), as amended by Amendment No. 1, dated as of October 8, 1989, Amendment No. 2, dated as of May 11, 1992,
Amendment No. 3, dated as of October 8, 1995, and Amendment No. 4, dated as of March 28, 1997, together with any amendments, modifications or supplements thereto, extensions, renewals, deferrals, refunding or refinancing thereof or replacements or successors therefor which may hereafter exist (the "Revolving
Credit Agreement"), pursuant to which the signatory Banks thereto have each, severally, agreed, subject to the terms and conditions thereof, to make Loans (as defined therein) evidenced by a series of promissory notes, collectively the Notes (as defined therein), with the obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements, or other expenses and indemnification) of the Company due and to become due under the Notes or otherwise in respect of the Revolving Credit Agreement, in each case, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended, renewed, deferred, refunded, refinanced or restructured, and whether or not from time to time decreased or extinguished and later increased, created or incurred, and including all
                                   -16-

indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, all being hereinafter called the "Revolving Credit Obligations". The "Effective Principal Amount" of this bond as of the time of any determination is an amount equal to the Revolving Credit Obligations outstanding and unpaid at such time multiplied by a fraction, the numerator of which is the Stated Principal Amount and the denominator of which is $11,000,000.

     The obligation of the Company to make any payment of interest on the Bonds of the 2005 Series, when such interest shall be due and payable, shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Revolving Credit Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of Bond of the 2005 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that such payment of principal shall be due, the Company shall have paid all amounts then due with respect to Revolving Credit Obligations.

     The principal of and interest on this bond will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts at the principal office in the City of Chicago, Illinois, of the Trustee under the Indenture mentioned on the reverse hereof except that in case of the redemption as a whole at any time of the bonds of this series then outstanding, the Company may designate in the redemption notice other offices or agencies at which, at the option of the registered holder, this bond may be surrendered for redemption and payment. Interest on this bond will be payable at the Corporate Trust Division office in the City of Chicago, Illinois, of the Trustee, or, at the option of the holder hereof, at the agency of the Company in the Borough of Manhattan, City and State of New York; provided, however, that interest on this bond shall, unless otherwise directed by the registered holder hereof, be paid by check payable to the order of the registered holder entitled thereto and mailed by the Trustee by first class mail, postage prepaid, to such holder at his address as shown on the bond register for the bonds in this series.

     This bond shall not become or be valid or obligatory for any purpose until the authentication certificate hereon shall have been signed by the Trustee.

     The provisions of this bond are continued on the reverse hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.







                                   -17-

     IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused these presents to be executed in its name and behalf by its President or one of its Vice Presidents and its corporate seal or a facsimile thereof to be affixed hereto and attested by its Secretary or one of its Assistant Secretaries, all as of __________, 19__.

                                   MAINE PUBLIC SERVICE COMPANY

                                   By:
                                       Vice President
Attest:

     Secretary

          [FORM OF REVERSE OF BOND OF THE 2005 SERIES]

     This bond constitutes the entire series designated as Bonds of the 2005 Series, of an authorized issue of bonds of the Company, known as First Mortgage and Collateral Trust Bonds, issued under and equally secured (except in so far as any sinking fund, replacement fund or other fund established in accordance with the provisions of the Indenture hereinafter mentioned may afford additional security for the bonds of any specific series) by an Indenture of Mortgage and Deed of Trust dated as of October 1, 1945, duly executed and delivered by the Company to First Trust National Association, (as successor to Continental Bank, National Association (formerly, Continental Illinois National Bank and Trust Company of Chicago)), as Trustee, to which Indenture of Mortgage and Deed of Trust as supplemented and modified by indentures supplemental thereto, including a Seventeenth Supplemental Indenture dated as of April 1, 1997, duly executed by the Company to said Trustee and all further indentures supplemental thereto (herein sometimes collectively called the "Indenture") reference is hereby made for a description of the property mortgaged and pledged as security for said bonds, the nature and extent of the security, and the rights, duties and immunities thereunder of the Trustee, the rights of the holders of said bonds and of the Trustee and of the Company in respect of such security, and the terms upon which said bonds may be issued thereunder.

     This bond shall be subject to redemption as a whole, but not in part, at any time, at the option of the Company prior to maturity upon payment of the Stated Principal Amount hereof or, if less, the Effective Principal Amount thereof on the date fixed for redemption in the manner provided for the Indenture. In the event that the Loans outstanding under the Revolving Credit Agreement shall become immediately due and payable pursuant to paragraph 9 of the Revolving Credit Agreement, this bond shall be redeemed by the Company, on the date such Loans shall have become immediately due and payable, at the Stated Principal Amount hereof or, if less, the Effective Principal Amount hereof on the date fixed for redemption.

                                   -18-
     If this bond (or any portion thereof (One Dollar or a multiple thereof)) is duly called for redemption and payment duly provided for as specified in the Indenture, this bond shall cease to be entitled to the lien of the Indenture from and after the date payment is so provided for and shall cease to bear interest from and after the redemption date.

     Except as may be otherwise provided in any agreement entered into pursuant to the provisions of said Seventeenth Supplemental Indenture, in the event of the selection for redemption of a portion only of the principal of this bond, payment of the redemption price will be made only (a) upon presentation of this bond for notation hereon of such payment of the portion of the principal of this bond so called for redemption, or (b) upon surrender of this bond in exchange for a bond or bonds of authorized denominations of the same series, for the unredeemed balance of the principal amount of this bond.

     The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of the not less than seventy-five percent in principal amount of the bonds (exclusive of bonds disqualified by reason of the Company's interest therein) at the time outstanding, including, if more than one series of bonds shall be at the time outstanding, not less than sixty percent in principal amount of each series affected, to effect, by an indenture supplemental to the Indenture, modifications or alterations of the Indenture and of the rights and obligations of the Company and of the holders of the bonds; provided, however, that no such modification or alteration shall be made without the written approval or consent of the registered holder hereof which will (a) extend the maturity of this bond or reduce the rate or extend the time of payment of interest hereon or reduce the amount of the principal hereof or (b) permit the creation of any lien, not otherwise permitted, prior to or on a parity with the lien of the Indenture, or (c) reduce the percentage of the principal amount of the bonds upon the approval or consent of the holders of which modifications or alterations may be made as aforesaid.

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

     This bond is nontransferable prior to its maturity except upon the prior written consent of the Company or to effect transfer to any successor of BNY Agent if and to the extent that BNY Agent shall have resigned as agent under the Revolving Credit Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in the City of Chicago, Illinois, or, at the option of such registered holder hereof, at the agency of the Company in the Borough of Manhattan, City and State of New York, upon surrender of this bond for cancellation and upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Seventeenth Supplemental Indenture, accompanied

                                   -19-
by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of this bond or by his duly authorized attorney, and thereupon a new bond of this series, for a like principal amount, will be issued to the successor or assignee of BNY Agent in exchange therefor, as provided in the Indenture.

     The registered holder of this bond at his option may surrender the same for cancellation at said office of the Trustee and receive in exchange therefor the same aggregate principal amount of registered bonds of the same series but of other authorized denominations upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Seventeenth Supplemental Indenture and subject to the terms and conditions therein set forth.

     Neither the Company nor the Trustee shall be required to make transfers or exchanges of bonds of this series for a period of ten days next preceding any designation of bonds of said series to be redeemed, and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption. Subject to the provisions of said Seventeenth Supplemental Indenture, if this bond is surrendered for any transfer or exchange between the record date for any interest payment date and such interest payment date, the new bond will be dated such interest payment date.

     The Indenture provides that in the event of any default in payment of the interest due on any interest payment date, such interest shall not be payable to the holder of the bond on the original record date but shall be paid to the registered holder of such bond on the subsequent record date established for payment of such defaulted interest.

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

                                   -20-

       [FORM OF TRUSTEE'S AUTHENTICATION CERTIFICATE FOR
                    BONDS OF THE 2005 SERIES]

     This is one of the bonds, of the series designated therein, described in the within mentioned Indenture.

                                        FIRST TRUST NATIONAL
                                          ASSOCIATION
                                                  As Trustee,

                                   By:
                                      Authorized Officer

     Section 2.03. Discharge of Company's Obligation for Payment. The obligation of the Company to make any payment of interest on Bonds of the 2005 Series, when such interest shall be due and payable, shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Revolving Credit Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of Bonds of the 2005 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that any such payment of principal shall be due, the Company shall have paid BNY Agent all amounts then due with respect to the Revolving Credit Obligations. The Trustee may conclusively presume that at any particular time, the obligations of the Company to make payments with respect to the principal of and interest on the Bonds of the 2005 Series shall have been satisfied and discharged up until such time unless and until the Trustee shall have received a notice as described in
Section 12.01(i) of the Indenture. Upon the later of (a) the satisfaction of all of the Revolving Credit Obligations of the Company to BNY Agent pursuant to the Revolving Credit Agreement or
(b) the termination of the Commitments under the Revolving Credit Agreement (as defined therein), all of the Bonds of the 2005 Series shall be surrendered by BNY Agent to the Trustee for cancellation, and upon such surrender shall be deemed fully paid.

     Section 2.04.  Redemption Provisions for the Bonds of the 2005
Series.   The Bonds of the 2005 Series shall be subject to
redemption as a whole, but not in part, at any time, at the option of the Company prior to maturity upon payment of an amount equal to the aggregate outstanding amount of the Bonds of the 2005 Series (the "Stated Principal Amount") or, if less, the Revolving Credit Obligations outstanding and unpaid on the date fixed for redemption.

     In the event that the Loans outstanding under the Revolving
Credit Agreement shall become immediately due and payable pursuant to paragraph 9 thereof, all Bonds of the 2005 Series then outstanding shall be redeemed by the Company, on the date such Loans shall have become immediately due and payable, at a redemption price equal to the Stated Principal

                                   -21-
Amount thereof or, if less, the Revolving Credit Obligations outstanding and unpaid on the date fixed for redemption.

     The Trustee may conclusively presume that no redemption of Bonds of the 2005 Series is required pursuant to this Section 2.04 unless and until the Trustee shall have received a written notice from BNY Agent as described in Section 12.01(i) of the Indenture. Said notice shall also contain a waiver of notice of such redemption by BNY Agent as holder of all of the Bonds of the 2005 Series then outstanding.

     No notice of redemption pursuant to Section 10.02 of the Indenture need be given if the holders of all Bonds of the 2005
Series called for redemption waive notice thereof in writing and such waiver is filed with the Trustee.

     SECTION 2.05.  Bondholders' List.  Notwithstanding the provisions of
Section 11.02(B) of the Original Indenture, any one of the holders of the Bonds of the 2005 Series shall be entitled to make application to the Trustee for a Bondholders' list as provided for in Section 11.02.

     SECTION 2.06. Mutilated, Lost or Destroyed Bonds. Notwithstanding the provisions of Section 2.12 of the Original Indenture, for so long as any holder of Bonds of the 2005 Series shall be an institutional holder, an unsecured indemnity provided by such holder shall be deemed acceptable for purposes of requesting a replacement bond for a mutilated, lost or destroyed Bond of the 2005 Series.

     Section 2.07 Duration of Effectiveness of Article Two. This Article shall be of force and effect only so long as any Bonds of the 2005 Series are outstanding.

                          ARTICLE THREE

                  Modification of the Indenture

     Section 3.01. Section 15.09 of the Indenture is hereby amended by adding a new paragraph at the end of said Section which reads as follows:

          "The Trustee shall, as promptly as practicable but in no event later than the third (3rd) business day following delivery to the Trustee of a notice described in clause A. or B. of 33 Maine Revised Statutes ("M.R.S.") Section 505 5. (i.e. from (a) the Company to the effect that the Company is limiting the amount of future advances to be secured by the Bonds of the 2005 Series to not less than the amount actually advanced as of the end of the third (3rd) business day following delivery of such notice to the Trustee or (b) a person described in clause B of said Section of M.R.S. stating that future advances made after the end of the third
     (3rd) business day following receipt of such notice by the Trustee are junior to
                                   -22-

     such person's rights in or liens upon the trust estate under the Indenture), give to the holder of the Bonds of the 2005 Series, in the manner and to the extent provided in Subsection C of Section
     11.04 of the Indenture (except that if the holder of the Bonds of the 2005 Series shall have provided the Trustee with information to provide such notice by facsimile, such notice shall be sent by facsimile), notice of the receipt of such notice."

     Section 3.02. Section 12.01 of the Indenture is hereby amended by adding new clause (i) thereto which reads as follows:

     "(i) so long as any of the Bonds of the 2005 Series are outstanding, upon receipt by the Trustees of a notice from the holder of the Bonds of the 2005 Series that an event of default under the Revolving Credit Agreement has occurred and is continuing;"

     Section 3.03. Duration of Effectiveness of Article Three. This Article shall be of force and effect only so long as any Bonds of the 2005 Series are outstanding.

                          ARTICLE FOUR

     Authentication and Delivery of Bonds of the 2005 Series

     Section 4.01. Upon the execution and delivery of this Seventeenth Supplemental Indenture, Bonds of the 2005 Series in the aggregate amount of Eleven Million Dollars ($11,000,000) may forthwith, or from time to time thereafter, and upon compliance by the Company with the provisions of Article Five of the Indenture, be executed by the Company and delivered to the Trustee and shall thereupon be authenticated and delivered by the Trustee to or upon the written order of the Company. Additional Bonds of the 2005 Series may be executed, authenticated and delivered from time to time as permitted by the provisions of Article Five of the Original Indenture.


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

                                   -23-
     Section 5.02. This Seventeenth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, as amended and supplemented, and shall form a part thereof, and, except as hereby supplemented, the Original Indenture, as amended and supplemented, is hereby ratified, approved and confirmed.

     Section 5.03. The recitals contained in this Seventeenth Supplemental Indenture are made by the Company and not by the Trustee and all of the provisions contained in the Original Indenture, as amended and supplemented, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall, except as hereinabove modified, be applicable in respect hereof as fully and with like effect as if set forth herein in full.

     Section 5.04. Nothing in this Seventeenth Supplemental Indenture contained shall be deemed to abrogate, modify or contravene any provisions of the Original Indenture, as amended and supplemented, required to be included therein by any of the provisions of Section 310 to 318, inclusive, of the Trust Indenture Act of 1939, it being the intention hereof that said provisions of the Original Indenture, as amended and supplemented, shall continue in full force and effect.

Unless otherwise indicated, the terms used in this Seventeenth Supplemental Indenture are intended to have the meanings given to such terms in the Original Indenture, as amended and supplemented.

     Section 5.05. Nothing in this Seventeenth Supplemental Indenture expressed or implied is intended or shall be construed to give to any person other than the Company, the Trustee, and the holders of the Bonds issued and to be issued under the Indenture, any legal or equitable right, remedy or claim under or in respect of the Original Indenture, as amended and supplemented, or this Seventeenth Supplemental Indenture, or under any covenant, condition or provisions therein or herein or in the Bonds contained; and all such covenants, conditions and provisions are and shall be held to be for the sole and exclusive benefit of the Company, the Trustee and the holders of the Bonds issued and to be issued under the Indenture.

     Section 5.06. The titles of Articles and any wording on the cover of this Seventeenth Supplemental Indenture are inserted for convenience only.

     Section 5.07. All the covenants, stipulations, promises and agreements in this Seventeenth Supplemental Indenture contained made by or on behalf of the Company or of the Trustee shall inure to and bind their respective successors and assigns.

     Section 5.08.  Although this Seventeenth Supplemental
Indenture is dated for convenience and for the purpose of reference as of April 1, 1997, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgments hereto annexed.

     Section 5.09. In order to facilitate the recording or filing of this Seventeenth Supplemental Indenture, the same may be simultaneously executed in several counterparts, each
                                   -24-
of which shall be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

     IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused this Seventeenth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents and its corporate seal to be hereunto affixed and attested by its Secretary, or one of its Assistant Secretaries; and FIRST TRUST NATIONAL ASSOCIATION in token of its acceptance of the trust hereby created has caused this Seventeenth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents or one of its Second Vice Presidents and its corporate seal to be hereunto affixed and attested by its Assistant Secretary, all as of the day and year first above written.

                                   MAINE PUBLIC SERVICE COMPANY

                                   /s/

                                   Name:Larry LaPlante
                                   Title:Vice President

CORPORATE SEAL


Attest:

/s/

Name: Kurt A. Tornquist
Title: Assistant Secretary

Signed, sealed and delivered
by MAINE PUBLIC SERVICE COMPANY
in the presence of:

/s/

Marilyn L. Bouchard

/s/

Richard C. Hatch

                                   FIRST TRUST NATIONAL
                                   ASSOCIATION

                                   /s/

                                   Name:Patricia M. Trlak
                                   Title:Vice President

CORPORATE SEAL


Attest:

/s/

Name: Larry Kusch
Title: Assistant Secretary

Signed, sealed and delivered
by FIRST TRUST NATIONAL
ASSOCIATION in the presence of:

/s/

Name: Harry H. Hall
Title: Vice President

STATE OF MAINE           )
                         : ss.:
COUNTY OF AROOSTOOK )

                                                   April 28, 1997

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

                                        Notary Public


                                        Alice E. Shepard
                                        Notary Public, Maine
                                   My Commission Expires October 29, 2000


                                        NOTARIAL SEAL

STATE OF NEW YORK        )
                         : ss.:
COUNTY OF RICHMOND  )


                                                   April 30, 1997

     Then personally appeared the above-named Patricia Trlak, a Vice President of First Trust National Association and acknowledged the foregoing instrument to be his free act and deed in his said capacity and the free act and deed of said corporation.

     Before me,

                                   /s/

                                        Notary Public

                                        P. Johnson
                                        Notary Public, Cook County, Illinois
                                        My Commission expires June 28, 1997



                                        NOTARIAL SEAL

                                                                 Exhibit 4(u)


           THIS INSTRUMENT GRANTS A SECURITY INTEREST
                    BY A TRANSMITTING UTILITY


   THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS





                  MAINE PUBLIC SERVICE COMPANY

                               TO

                         U.S. BANK TRUST
                      NATIONAL ASSOCIATION

                                             Trustee



                EIGHTEENTH SUPPLEMENTAL INDENTURE


                    Dated as of April 1, 1998


      Supplementing and Modifying Indenture of Mortgage and
            Deed of Trust dated as of October 1, 1945
                               and
              Relating to an Issue of Mortgage and
             Collateral Trust Bonds, Series due 1999


    This is a Security Agreement granting a Security Interest in Personal Property, Including Personal Property affixed to
                  Realty as well as a Mortgage
              upon Real Estate and other Property.














     THIS EIGHTEENTH SUPPLEMENTAL INDENTURE (hereinafter called the "Eighteenth Supplemental Indenture"), dated as of April 1, 1998, made by MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter called the "Company"), party of the first part, and U.S. BANK TRUST NATIONAL ASSOCIATION (formerly known as First Trust National Association, as successor to CONTINENTAL BANK, NATIONAL ASSOCIATION (formerly, Continental Illinois National Bank and Trust Company of Chicago)), a national banking association duly organized and existing under the laws of the United States of America, and having its principal place of business in the City of Chicago, State of Illinois (hereinafter called the "Trustee"), party of the second part.

     WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture of Mortgage and Deed of Trust, dated as of October 1, 1945 (hereinafter called the "Original Indenture"), to secure the payment of principal and interest on, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds") to be designated generally as its "First Mortgage and Collateral Trust Bonds", and to be issued in one or more series as provided in the Original Indenture, pursuant to which the Company provided for the creation of an initial series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 2 7/8% Series due 1975" (herein sometimes called "Bonds of the 1975 Series"); and

     WHEREAS, the Company has heretofore executed and delivered to the Trustee a First Supplemental Indenture, dated as of September 1, 1950, pursuant to which the Company provided for the creation of a second series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 3% Series due 1980" (herein sometimes called "Bonds of the 1980 Series"), a Second Supplemental Indenture, dated as of February 1, 1955, pursuant to which the Company provided for the creation of a third series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 3.35% Series due 1985" (herein sometimes called "Bonds of the 1985 Series"), a Third Supplemental Indenture, dated as of September 1, 1960, pursuant to which the Company provided for the creation of a fourth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 5 1/2% Series due 1990" (herein sometimes called "Bonds of the 1990 Series"), a Fourth Supplemental Indenture, dated as of January 1, 1965, pursuant to which the Company provided for the creation of a fifth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 4 3/4% Series due 1995" (herein sometimes called "Bonds of the 1995 Series"), a Fifth Supplemental Indenture, dated as of May 1, 1968, pursuant to which the Company provided for the creation of a sixth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 7 1/8% Series due 1998" (herein sometimes called "Bonds of the 1998 Series"), a Sixth Supplemental Indenture, dated as of March 1, 1973, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of a seventh series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 7.95% Series due 2003" (herein sometimes called "Bonds of the 2003 Series"), a Seventh Supplemental Indenture, dated as of September 1, 1975, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of an eighth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 10 5/8% Series due 1995" (herein sometimes called "Bonds of the Second 1995 Series"), an Eighth Supplemental Indenture, dated as of January 1, 1977, pursuant to which the Company supplemented the Original Indenture, a Ninth Supplemental Indenture, dated as of March 1, 1978, pursuant to which the Company supplemented and modified the Original Indenture, a Tenth Supplemental Indenture, dated as of October 1, 1979, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a ninth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 10 1/4% Series due 2004" (herein sometimes called "Bonds of the 2004 Series"), an Eleventh Supplemental Indenture, dated as of January 15, 1983, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a tenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 13 7/8% Series due 1992" (herein sometimes called "Bonds of the 1992 Series"), a Twelfth Supplemental Indenture, dated as of July 1, 1984, pursuant to which the Company supplemented the Original Indenture and provided for the creation of an eleventh series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 16.30% Series due 1989" (herein sometimes called "Bonds of the 1989 Series"), a Thirteenth Supplemental Indenture, dated as of July 1, 1984, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a twelfth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Floating Rate Series A due 1985" (herein sometimes called "Bonds of the Series A due 1985"), a Fourteenth Supplemental Indenture, dated as of July 1, 1985, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a thirteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Floating Rate Series B due 1986" (herein sometimes called "Bonds of the Series B due 1986"), a Fifteenth Supplemental Indenture, dated as of March 1, 1986, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a fourteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 11% Series due 1996" (herein sometimes called "Bonds of the 1996 Series"), a Sixteenth Supplemental Indenture, dated as of September 1, 1991, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a fifteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 9.775% Series due 2011" (herein sometimes called "Bonds of the 2011 Series"), and a Seventeenth Supplemental Indenture, dated as of April 1, 1997, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a sixteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Series due 2005" (herein sometimes called "Bonds of the 2005 Series"); and

     WHEREAS, pursuant to the Original Indenture, as so supplemented and modified, there have been executed, authenticated and delivered and there are now outstanding First Mortgage and Collateral Trust Bonds of series and in principal amounts as follows:

                                       Issued         Outstanding
Bonds of the 1998 Series           $4,000,000          $2,920,000
Bonds of the 2003 Series            2,500,000           1,900,000
Bonds of the 2005 Series           11,000,000          11,000,000
Bonds of the 2011 Series           15,000,000          15,000,000

which constitute the only Bonds outstanding under the Original
Indenture, as so supplemented and modified; and

     WHEREAS, the Company now desires to create a new series of Bonds to be designated First Mortgage and Collateral Trust Bonds, Series due 1999 (herein sometimes called the "Bonds of the 1999 Series"), and the Original Indenture provides that each series of Bonds (except the Bonds of the 1975 Series) shall be created by an indenture supplemental to the Original Indenture; and

     WHEREAS, the Original Indenture further provides that all property of the character specifically described in the Original Indenture, and all improvements, extensions, betterments or additions to the property specifically described in the Original Indenture, constructed or acquired after the date of the execution and delivery of the Original Indenture, shall be and become subject to the lien of the Original Indenture, and that the Company shall from time to time execute, acknowledge and deliver any and all such further assurances, conveyances, mortgages or assignments of such property as may be required by the terms and provisions of the Original Indenture, or as the Trustee under the Original Indenture may require, and the Company now desires to subject to the lien of the Original Indenture certain additional properties which it has constructed or acquired since the date of execution and delivery of the Seventeenth Supplemental Indenture; and

     WHEREAS, all acts and proceedings required by law and by the charter and by-laws of the Company necessary to make the Bonds of the 1999 Series to be initially issued when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the Company, and to constitute the Original Indenture, as heretofore supplemented and modified and as supplemented and modified by this Eighteenth Supplemental Indenture, a valid and binding mortgage and deed of trust for the security of the Bonds, in accordance with the terms of the Original Indenture, as so supplemented and modified, and the terms of the Bonds, have been done and taken; and the execution and delivery of this Eighteenth Supplemental Indenture and the issue of the Bonds of the 1999 Series to be initially issued have been in all respects duly authorized;

     NOW, THEREFORE, for the purposes aforesaid and in pursuance of the terms and provisions of the Original Indenture, the Company has executed and delivered this Eighteenth Supplemental Indenture (the Original Indenture, as supplemented by the First, Second, Third, Fourth, Fifth, Eighth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth Supplemental Indentures, as supplemented and modified by the Sixth, Seventh, Ninth and Seventeenth Supplemental Indentures and as supplemented and modified by this Eighteenth Supplemental Indenture and any and all supplemental indentures hereafter entered into between the Company and the Trustee in accordance with the provisions of the Original Indenture, as supplemented and modified, being herein sometimes called the "Indenture"), and in consideration of the sum of One Dollar ($1.00) to the Company duly paid by the Trustee at or before the ensealing and delivery hereof, and for other good and valuable considerations, the receipt whereof is hereby acknowledged, the Company hereby covenants to and with the Trustee and its successors in the trust under the Original Indenture, as supplemented and modified, as follows:

                           ARTICLE ONE

                 Schedule of Mortgaged Property.

     SECTION 1.01. In order to further secure the payment of the principal of, premium, if any, and interest on, all Bonds at any time issued and outstanding under the Indenture, according to their tenor, purport and effect, and further to secure the performance and observance of all the covenants and conditions in said Bonds and in the Original Indenture, as supplemented and modified, and in this Eighteenth Supplemental Indenture contained, for the considerations above expressed, and for and in consideration of the mutual covenants herein contained and of the purchase and acceptance of the Bonds by holders thereof, the Company has executed and delivered this Eighteenth Supplemental Indenture and by these presents does grant, bargain, sell, alien, remise, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto U.S. Bank Trust National Association, as Trustee under the Indenture, and to its assigns forever, all property, real, personal or mixed, acquired since the execution and delivery of the Seventeenth Supplemental Indenture which by the terms of the Original Indenture, as supplemented and modified, is subject or is intended to be subject to the lien of the Indenture, including without limiting the generality of the foregoing, the following described property:


                            CLAUSE I

                             PART II

                       TRANSMISSION LINES


RIGHT-OF-WAY, THE HOULTON TO ISLAND FALLS LINE, SO CALLED

     A 44,000 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from Houlton to Island Falls, a distance of approximately 27.85 miles, said Maine Public Service Company line being constructed for the most part on rights-of-way conveyed to Maine Public Service Company by the following deeds:

                                        Recorded
          Grantor             Date      Vol.   Page     Registry at:

Harold & Theodore Sherman     8/8/97     3021  044      Houlton
Edith A. Dwyer                8/8/97     3021  040      Houlton
Norman Grant III              9/15/97    3060  152      Houlton
Dale Hosford                  10/28/97   3075  330      Houlton
Edith A. Dwyer                12/18/97   3090  319      Houlton

ADDITIONAL RIGHT-OF-WAY, ROUTE 11 REBUILD, SO CALLED

     A 34,500 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from junction of Rt. 163 & Rt. 11 in Ashland, Maine and southerly along Rt. 11, a distance of approximately 2.05 miles, said Maine Public Service Company line being constructed for the most part on rights-of-way conveyed to Maine Public Service Company by the following deeds:

                                     Recorded
        Grantor             Date    Vol.    Page Registry at:

     Hazen Stevens          4/3/97  2998     109    Houlton
     Hazen Stevens          5/22/97 3016     154    Houlton


                            CLAUSE II

     All and singular the lands, real estate, chattels real, interests in land, leaseholds, ways, rights-of-way, easements, servitudes, permits and licenses, lands under water, riparian rights, franchises, privileges, rights and interests, electric generating plants, power houses, dams, stations, electric transmission and distribution systems, substations, conduits, poles, wires, cables, office buildings, warehouses, garages, machine shops, and other buildings and structures, implements, meters, tools, and other apparatuses, appurtenances and facilities materials and supplies and all other property of any nature appertaining to any of the plants, systems, business or operations of the Company, whether or not affixed to the realty, used in the operation of any of the premises or plants or systems or otherwise, which are now owned, or which may hereafter be owned or acquired by the Company, other than excepted property as hereinafter defined.


                           CLAUSE III

     All corporate, Federal, State, municipal and other permits, consents, licenses, bridge licenses, bridge rights, river permits, franchises, grants, privileges and immunities of every kind and description, now belonging to or which may hereafter be owned, held, possessed or enjoyed by the Company (other than excepted property as hereinafter defined) and all renewals, extensions, enlargements and modifications of any of them.


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


                            CLAUSE V

     Together with (other than excepted property as hereinafter defined) all and singular the plants, buildings, improvements, additions, tenements, hereditaments, easements, rights, privileges, licenses and franchises and all other appurtenances whatsoever belonging or in any wise appertaining to any of the property hereby mortgaged or pledged, or intended so to be, or any part thereof, and the reversion and reversions, remainder and remainders, and the rents, revenues, issues, earnings, income, products and profits thereof, and every part and parcel thereof, and all the estate, rights, title, interest, property, claim and demand of every nature whatsoever of the Company at law, in equity or otherwise howsoever, in, of and to such property and every part and parcel thereof.


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


                           CLAUSE VII

     There is however, expressly excepted and excluded from the lien and operation of the Indenture the following described property of the Company, herein sometimes referred to as "excepted property":

          (a) Any and all property expressly excepted and excluded from the Original Indenture and from the lien and operation thereof by Paragraph A of Clause VII of the Granting Clauses thereof and all property of the character expressly excepted or intended to be excepted and excluded by Paragraphs B through I of said Clause VII; and

          (b) All property which prior to the execution and delivery of this Eighteenth Supplemental Indenture has been released by the Trustee or otherwise disposed of by the Company free from the lien of the Indenture, in accordance with the provisions thereof.

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

     SUBJECT, HOWEVER, to the exceptions, reservations, restrictions, conditions, limitations, covenants and matters recited in Schedule A to the Original Indenture or otherwise recited in the Original Indenture, as modified and supplemented, and contained in all deeds and other instruments whereunder the Company has acquired any of the property now owned by it, and to permitted encumbrances as defined in Subsection B of Section 1.11 of the Original Indenture, as modified by the provisions of the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Ninth Supplemental Indenture and the Seventeenth Supplemental Indenture and, with respect to any property which the Company may hereafter acquire, to all terms, conditions, agreements, covenants, exceptions and reservations expressed or provided in the deeds or other instruments, respectively, under any by virtue of which the Company shall hereafter acquire the same and to any liens thereon existing, and to any liens for unpaid portions of the purchase money placed thereon, at the time of acquisition;

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

                           ARTICLE TWO

              Bonds of the 1999 Series and Certain
                   Provisions Relating Thereto

     Section 2.01. Terms of the Bonds of the 1999 Series. There shall be a series of Bonds, known as and entitled "First Mortgage and Collateral Trust Bonds, Series due 1999" (herein referred to as the "Bonds of the 1999 Series"), and the form thereof shall be substantially as hereinafter set forth in Section 2.02.

     The Bonds of the 1999 Series are issued to secure the obligations of the Company under the Revolving Credit Agreement, dated as of October 8, 1987, by and among the Company, the signatory Banks thereto and The Bank of New York, as agent (in such capacity, "BNY Agent"), as amended by Amendment No. 1, dated as of October 8, 1989, Amendment No. 2, dated as of May 11, 1992, Amendment No. 3, dated as of October 8, 1995, Amendment No. 4, dated as of March 28, 1997, and Amendment No. 5, dated as of March 31, 1998, together with any amendments, modifications or supplements thereto, extensions, renewals, deferrals, refunding or refinancing thereof or replacements or successors therefor which may hereafter exist (the "Revolving Credit Agreement"), pursuant to which the signatory Banks thereto have each, severally, agreed, subject to the terms and conditions thereof, to make Loans (as defined therein) evidenced by a series of promissory notes, collectively the Notes (as defined therein), with the obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements, or other expenses and indemnification) of the Company due and to become due under the Notes or otherwise in respect of the Revolving Credit Agreement, in each case, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended, renewed, deferred, refunded, refinanced or restructured, and whether or not from time to time decreased or extinguished and later increased, created or incurred, and including all indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, all being hereinafter called the "Revolving Credit Obligations".

     The aggregate principal amount of the Bonds of the 1999 Series which may be authenticated and delivered and outstanding under this Eighteenth Supplemental Indenture shall be limited to $2,000,000 except for duplicate Bonds, authenticated and delivered pursuant to
Section 2.12 of the Original Indenture. The definitive Bonds of the 1999 Series shall be issued only as registered Bonds without coupons of the denomination of $1.00 and of any multiple thereof and shall be registered in the name of BNY Agent.

     The date of authentication on the original issuance of the Bonds of the 1999 Series shall be the date of commencement of the first interest period for such Bonds. All Bonds of the 1999 Series shall mature June 30, 1999, and shall bear interest at the applicable rate of interest as set forth in, and in accordance with, the Revolving Credit Agreement until the payment of the principal thereof. Both principal of and interest on the Bonds of the 1999 Series will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts, at the principal office in the City of Chicago, Illinois, of the Trustee or, at the office of its successor as Trustee, except that, in case of the redemption as a whole at any time of Bonds of the 1999 Series then outstanding, the Company may designate in the redemption notice other offices or agencies at which, at the option of the registered holders, Bonds of the 1999 Series may be surrendered for redemption and payment; and in the case of interest on Bonds of the 1999 Series, at the option of the registered holder, at the agency of the Company in the Borough of Manhattan, City and State of New York, in each case to the holder of record on the record date as hereinbelow defined. Interest on the Bonds of the 1999 Series shall, unless otherwise directed by the respective registered holders thereof, be paid by checks payable to the order of the respective holders entitled thereto, and mailed by the Trustee by first class mail, postage prepaid, to such holders at their respective registered addresses as shown on the Bond register for the Bonds of the 1999 Series.

     The definitive Bonds of the 1999 Series may be issued in the form of Bonds engraved, printed or lithographed on steel engraved borders and the signature of the President, or a Vice President and of the Secretary or an Assistant Secretary of the Company may be facsimile. Bonds of the 1999 Series may also be issued as temporary printed, lithographed or typewritten Bonds, and, so long as the registered holder of such Bonds does not request their exchange for Bonds in definitive form, the Company shall not be deemed to have unreasonably delayed the preparation, execution and delivery of definitive Bonds as called for by Section 2.08 of the Original Indenture.

     Notwithstanding any provision in the Original Indenture to the contrary, the person in whose name any Bond of the 1999 Series is registered at the close of business on any record date (as hereinbelow defined) with respect to any interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding the cancellation of such Bond of the 1999 Series upon any transfer or exchange thereof (including any exchange effected as an incident to a partial redemption thereof) subsequent to the record date and prior to such interest payment date, except that, if and to the extent that the Company shall default in the payment of the interest due on such interest payment date, then the registered holders of Bonds of the 1999 Series on such record date shall have no further right to or claim in respect of such defaulted interest as such registered holders on such record date, and the persons entitled to receive payment of any defaulted interest thereafter payable or paid on any Bonds of the 1999 Series shall be the registered holders of such Bonds of the 1999 Series on the record date for payment of such defaulted interest. The term "record date" as used in this Section 2.01, and in the form of the Bonds of the 1999 Series, with respect to any interest payment date applicable to the Bonds of the 1999 Series, shall mean the June 15 next preceding a June 30 interest payment date or the December 15 next preceding a December 30 interest payment date, as the case may be, or a special record date established for defaulted interest as hereinafter provided.

     In the case of failure by the Company to pay any interest when due, the claim for such interest shall be deemed to have been transferred by transfer of any Bond of the 1999 Series registered on the Bond register, and the Company by not less than 10 days written notice to bondholders may fix a subsequent record date, not more than 15 days prior to the date fixed for the payment of such interest, for determination of holders entitled to payment of such interest. Such provision for establishment of a subsequent record date, however, shall in no way affect the rights of bondholders or of the Trustee consequent on any default.

     Except as provided in this Section 2.01, every Bond of the 1999 Series shall be dated as provided in Section 2.05 of the Original Indenture except that upon original issuance of the Bonds of the 1999 Series, the Bonds of the 1999 Series shall be dated the date of authentication. Notwithstanding any provision in the Original Indenture to the contrary, so long as there is no existing default in the payment of interest on the Bonds of the 1999 Series, all Bonds of the 1999 Series authenticated by the Trustee between the record date for any interest payment date and such interest payment date shall be dated such interest payment date and shall bear interest from such interest payment date.

     As permitted by the provisions of Section 2.10 of the Original Indenture and upon payment at the option of the Company of a sum sufficient to reimburse it for any stamp tax or other governmental charge as provided in Section 2.11 of the Original Indenture, Bonds of the 1999 Series may be exchanged for other Bonds of the 1999 Series of different authorized denominations of like aggregate principal amount. Notwithstanding the provisions of Section 2.11 or the last sentence of the first paragraph of Section 2.12 of the Original Indenture, no further sum, other than the sum sufficient to reimburse the Company for any stamp taxes or other governmental charges, shall be required to be paid upon any exchange or replacement of Bonds of the 1999 Series or upon any transfer thereof.

     The Bonds of the 1999 Series shall be nontransferable prior to maturity except upon the prior written consent of the Company or to effect transfer to any successor of BNY Agent if BNY Agent shall have resigned as agent under the Revolving Credit Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in the City of Chicago, Illinois, upon surrender and cancellation of such Bonds of the 1999 Series, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of such Bonds of the 1999 Series or by his duly authorized attorney, and thereupon a new Bond of the 1999 Series, for a like principal amount, will be issued to the successor of BNY Agent, in exchange therefor.

     The Trustee hereunder shall, by virtue of its office as such Trustee, be the registrar and transfer agent of the Company for the purpose of registering and transferring Bonds of the 1999 Series. Notwithstanding any provision in the Original Indenture to the contrary, neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 1999

                                   -10-
Series for a period of ten days next preceding any designation of the Bonds of the 1999 Series to be redeemed and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption.

     The Bonds of the 1999 Series, limited as provided in
Section 2.01 hereof to $2,000,000 in aggregate principal amount, shall be issued to BNY Agent for the purpose, together with the Bonds of the 2005 Series, of securing the Revolving Credit Obligations, including, without limitation, any future advances or protective advances made under the Revolving Credit Agreement (with the terms "future advances" and "protective advances" having the meanings ascribed to such terms in 33 Maine Revised Statutes
Section 505.1), to the same extent as if such future advances were made on the date hereof and with the understanding that the Revolving Credit Obligations may decrease or increase from time to time. The Bonds of the 1999 Series securing said Revolving Credit Obligations (including such future advances and such protective advances) shall have the same right, lien and privilege under the Indenture and shall be equally secured by said Indenture and shall have the same proportionate interest and share in the trust estate under the Indenture as is available to and with all Bonds issued under the Indenture.

     Section 2.02. Form of Bonds of the 1999 Series. The text of the Bonds of the 1999 Series and the Trustee's authentication certificate to be executed on the Bonds of said series, shall be in substantially the following forms, respectively.

            [FORM OF FACE OF BOND OF THE 1999 SERIES]

No. [     ]                                        $_____________

                  MAINE PUBLIC SERVICE COMPANY
            First Mortgage and Collateral Trust Bond,
                         Series due 1999

                        Due June 30, 1999

     MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter sometimes called the "Company"), for value received, hereby promises to pay to or registered assigns, on June 30, 1999 the sum of
              Dollars (the "Stated Principal Amount") or, if less, the Effective Principal Amount (as hereinafter defined) on such date, and to pay to the registered owner hereof interest on the Stated Principal Amount or, if less, on the Effective Principal Amount from the date hereof at the applicable rate of interest as set forth in, and in accordance with, the Revolving Credit Agreement (as hereinafter defined) until the payment of the principal thereof.

     The Bonds of the 1999 Series, including this bond, are issued to secure the obligations of the Company under the Revolving Credit Agreement, dated as of October 8, 1987, by and
                                   -11-
among the Company, the signatory Banks thereto and The Bank of New York, as agent (in such capacity, "BNY Agent"), as amended by Amendment No. 1, dated as of October 8, 1989, Amendment No. 2, dated as of May 11, 1992,
Amendment No. 3, dated as of October 8, 1995, Amendment No. 4, dated as of March 28, 1997, and Amendment No. 5, dated as of March
31, 1998, together with any amendments, modifications or supplements thereto, extensions, renewals, deferrals, refunding or refinancing thereof or replacements or successors therefor which may hereafter exist (the "Revolving Credit Agreement"), pursuant to which the signatory Banks thereto have each, severally, agreed, subject to the terms and conditions thereof, to make Loans (as defined therein) evidenced by a series of promissory notes, collectively the Notes (as defined therein), with the obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements, or other expenses and indemnification) of the Company due and to become due under the Notes or otherwise in respect of the Revolving Credit Agreement, in each case, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended, renewed, deferred, refunded, refinanced or restructured, and whether or not from time to time decreased or extinguished and later increased, created or incurred, and including all indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, all being hereinafter called the "Revolving Credit Obligations". The "Effective
Principal Amount" of this bond as of the time of any determination is an amount equal to the excess, if any, of (i) the Revolving
Credit Obligations outstanding and unpaid at such time over (ii)
$11,000,000 multiplied by a fraction, the numerator of which is the Stated Principal Amount and the denominator of which is $2,000,000.

     The obligation of the Company to make any payment of interest on the Bonds of the 1999 Series, when such interest shall be due and payable (including, but not limited to, on June 30, 1999), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Revolving Credit Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of the Bonds of the 1999 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that such payment of principal shall be due (including, but not limited to, on June 30, 1999), the Company shall have paid all amounts then due with respect to Revolving Credit Obligations.

     The principal of and interest on this bond will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts at the principal office in the City of Chicago, Illinois, of the Trustee under the Indenture mentioned on the reverse hereof except that in case of the redemption as a whole at any time of the bonds of this series then outstanding, the Company may designate in the redemption notice other offices or agencies at which, at the option of the registered holder, this bond may be surrendered for redemption and payment. Interest on this bond will be payable at the Corporate Trust Division office in the City of Chicago, Illinois, of the Trustee, or, at the option of the holder hereof, at the agency of the Company in the Borough of Manhattan, City and State of New York; provided, however, that interest on this bond shall, unless otherwise directed by the registered holder hereof, be paid by check payable to the order of the registered holder entitled thereto and mailed by the Trustee by first class mail, postage prepaid, to such holder at his address as shown on the bond register for the bonds in this series.

     This bond shall not become or be valid or obligatory for any purpose until the authentication certificate hereon shall have been signed by the Trustee.

     The provisions of this bond are continued on the reverse hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.

     IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused these presents to be executed in its name and behalf by its President or one of its Vice Presidents and its corporate seal or a facsimile thereof to be affixed hereto and attested by its Secretary or one of its Assistant Secretaries, all as of __________, 19__.

                                   MAINE PUBLIC SERVICE COMPANY

                                   By:

                                             Vice President
Attest:

     Secretary

          [FORM OF REVERSE OF BOND OF THE 1999 SERIES]

     This bond constitutes the entire series designated as Bonds of the 1999 Series, of an authorized issue of bonds of the Company, known as First Mortgage and Collateral Trust Bonds, issued under and equally secured (except in so far as any sinking fund, replacement fund or other fund established in accordance with the provisions of the Indenture hereinafter mentioned may afford additional security for the bonds of any specific series) by an Indenture of Mortgage and Deed of Trust dated as of October 1, 1945, duly executed and delivered by the Company to U.S. Bank Trust National Association (formerly known as First Trust National Association, as successor to Continental Bank, National Association (formerly, Continental Illinois National Bank and Trust Company of Chicago)), as Trustee, to which Indenture of Mortgage and Deed of Trust as supplemented and modified by indentures supplemental thereto, including an Eighteenth Supplemental Indenture dated as of April 1, 1998, duly executed by the Company to said Trustee and all further indentures supplemental thereto (herein sometimes collectively called the "Indenture"). Reference is hereby made for a description of the property mortgaged and pledged as security for said bonds, the nature and extent of the security, and the rights, duties and immunities thereunder of the Trustee, the rights of the holders of said bonds and of the Trustee and of the Company in respect of such security, and the terms upon which said bonds may be issued thereunder.

     This bond shall be subject to redemption as a whole, but not in part, at any time, at the option of the Company prior to maturity upon payment of the Stated Principal Amount hereof or, if less, the Effective Principal Amount thereof on the date fixed for redemption in the manner provided for in the Indenture. In the event that the Loans outstanding under the Revolving Credit Agreement shall become immediately due and payable pursuant to paragraph 9 of the Revolving Credit Agreement, this bond shall be redeemed by the Company, on the date such Loans shall have become immediately due and payable, at the Stated Principal Amount hereof or, if less, the Effective Principal Amount hereof on the date fixed for redemption.

     If this bond (or any portion thereof (One Dollar or a multiple thereof)) is duly called for redemption and payment duly provided for as specified in the Indenture, this bond shall cease to be entitled to the lien of the Indenture from and after the date payment is so provided for and shall cease to bear interest from and after the redemption date.

     Except as may be otherwise provided in any agreement entered into pursuant to the provisions of said Eighteenth Supplemental Indenture, in the event of the selection for redemption of a portion only of the principal of this bond, payment of the redemption price will be made only (a) upon presentation of this bond for notation hereon of such payment of the portion of the principal of this bond so called for redemption, or (b) upon surrender of this bond in exchange for a bond or bonds of authorized denominations of the same series, for the unredeemed balance of the principal amount of this bond.

     The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of the not less than seventy-five percent in principal amount of the bonds (exclusive of bonds disqualified by reason of the Company's interest therein) at the time outstanding, including, if more than one series of bonds shall be at the time outstanding, not less than sixty percent in principal amount of each series affected, to effect, by an indenture supplemental to the Indenture, modifications or alterations of the Indenture and of the rights and obligations of the Company and of the holders of the bonds; provided, however, that no such modification or alteration shall be made without the written approval or consent of the registered holder hereof which will (a) extend the maturity of this bond or reduce the rate or extend the time of payment of interest hereon or reduce the amount of the principal hereof or (b) permit the creation of any lien, not otherwise permitted, prior to or on a parity with the lien of the Indenture, or (c) reduce the percentage of the principal amount of the bonds upon the approval or consent of the holders of which modifications or alterations may be made as aforesaid.

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

     This bond is nontransferable prior to its maturity except upon the prior written consent of the Company or to effect transfer to any successor of BNY Agent if and to the extent that BNY Agent shall have resigned as agent under the Revolving Credit Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in the City of Chicago, Illinois, or, at the option of such registered holder hereof, at the agency of the Company in the Borough of Manhattan, City and State of New York, upon surrender of this bond for cancellation and upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Eighteenth Supplemental Indenture, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of this bond or by his duly authorized attorney, and thereupon a new bond of this series, for a like principal amount, will be issued to the successor or assignee of BNY Agent in exchange therefor, as provided in the Indenture.

     The registered holder of this bond at his option may surrender the same for cancellation at said office of the Trustee and receive in exchange therefor the same aggregate principal amount of registered bonds of the same series but of other authorized denominations upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Eighteenth Supplemental Indenture and subject to the terms and conditions therein set forth.

     Neither the Company nor the Trustee shall be required to make transfers or exchanges of bonds of this series for a period of ten days next preceding any designation of bonds of said series to be redeemed, and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption. Subject to the provisions of said Eighteenth Supplemental Indenture, if this bond is surrendered for any transfer or exchange between the record date for any interest payment date and such interest payment date, the new bond will be dated such interest payment date.

     The Indenture provides that in the event of any default in payment of the interest due on any interest payment date, such interest shall not be payable to the holder of the bond on the original record date but shall be paid to the registered holder of such bond on the subsequent record date established for payment of such defaulted interest.

     If a default as defined in the Indenture shall occur, the principal of this bond may become or be declared due and payable before maturity in the manner and with the effect provided in the Indenture. The holders, however, of certain specified percentages of the bonds at the time outstanding, including in certain cases specific percentages of bonds of particular series, may in these cases, to the extent and under the conditions provided in the Indenture, waive past defaults thereunder and the consequences of such defaults.

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



       [FORM OF TRUSTEE'S AUTHENTICATION CERTIFICATE FOR
                    BONDS OF THE 1999 SERIES]

     This is one of the bonds, of the series designated therein, described in the within mentioned Indenture.

                                        U.S. BANK TRUST NATIONAL
                                          ASSOCIATION
                                                  As Trustee,

                                   By:

                                                  Authorized Officer


     Section 2.03. Discharge of Company's Obligation for Payment. The obligation of the Company to make any payment of interest on Bonds of the 1999 Series, when such interest shall be due and payable (including, but not limited to, June 30, 1999), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Revolving Credit Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of Bonds of the 1999 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that any such payment of principal shall be due (including, but not limited to, June 30, 1999), the Company shall have paid BNY Agent all amounts then due with respect to the Revolving Credit Obligations. The Trustee may conclusively presume that at any particular time, the obligations of the Company to make payments with respect to the principal of and interest on the Bonds of the 1999 Series shall have been satisfied and discharged up until such time unless and until the Trustee shall have received a notice as described in Section 12.01(i) of the Indenture. Upon the later of (a) the satisfaction of all of the Revolving Credit Obligations of the Company to BNY Agent pursuant to the Revolving Credit Agreement or (b) the termination of the Commitments under the Revolving Credit Agreement (as defined therein), all of the Bonds of the 1999 Series shall be surrendered by BNY Agent to the Trustee for cancellation, and upon such surrender shall be deemed fully paid.

     Section 2.04.  Redemption Provisions for the Bonds of the 1999
Series.   The Bonds of the 1999 Series shall be subject to
redemption as a whole, but not in part, at any time, at the option of the Company prior to maturity upon payment of the Stated Principal Amount thereof or, if less, the Effective Principal Amount thereof including interest accrued thereon to the redemption date.

     In the event that the Loans outstanding under the Revolving Credit Agreement shall become immediately due and payable pursuant to paragraph 9 thereof, all Bonds of the 1999 Series then outstanding shall be redeemed by the Company, on the date such Loans shall have become immediately due and payable, at a redemption price equal to the Stated Principal Amount thereof or, if less, the Effective Principal Amount thereof including interest accrued thereon to the redemption date.

     The Trustee may conclusively presume that no redemption of Bonds of the 1999 Series is required pursuant to this Section 2.04 unless and until the Trustee shall have received a written notice from BNY Agent as described in Section 12.01(j) of the Indenture. Said notice shall also contain a waiver of notice of such redemption by BNY Agent as holder of all of the Bonds of the 1999 Series then outstanding.

     No notice of redemption pursuant to Section 10.02 of the Indenture need be given if the holders of all Bonds of the 1999
Series called for redemption waive notice thereof in writing and such waiver is filed with the Trustee.

     SECTION 2.05.  Bondholders' List.  Notwithstanding the
provisions of Section 11.02(B) of the Original Indenture, any one of the holders of the Bonds of the 1999 Series shall be entitled to make application to the Trustee for a Bondholders' list as provided for in Section 11.02.

     SECTION 2.06. Mutilated, Lost or Destroyed Bonds. Notwithstanding the provisions of Section 2.12 of the Original Indenture, for so long as any holder of Bonds of the 1999 Series shall be an institutional holder, an unsecured indemnity provided by such holder shall be deemed acceptable for purposes of requesting a replacement bond for a mutilated, lost or destroyed Bond of the 1999 Series.

     Section 2.07 Duration of Effectiveness of Article Two. This Article shall be of force and effect only so long as any Bonds of the 1999 Series are outstanding.


                          ARTICLE THREE

                  Modification of the Indenture

     Section 3.01. Section 15.09 of the Indenture is hereby amended by adding a new paragraph at the end of said Section which reads as follows:

          "The Trustee shall, as promptly as practicable but in no event later than the third (3rd) business day following delivery to the Trustee of a notice described in clause A. or B. of 33 Maine Revised Statutes ("M.R.S.") Section 505 5. (i.e. from (a) the Company to the effect that the Company is limiting the amount of future advances to be secured by the Bonds of the 1999 Series to not less than the amount actually advanced as of the end of the third (3rd) business day following delivery of such notice to the Trustee or (b) a person described in clause B of said Section of M.R.S. stating that future advances made after the end of the third
     (3rd) business day following receipt of such notice by the Trustee are junior to such person's rights in or liens upon the trust estate under the Indenture), give to the holder of the Bonds of the 1999 Series, in the manner and to the extent provided in Subsection C of Section
     11.04 of the Indenture (except that if the holder of the Bonds of the 1999 Series shall have provided the Trustee with information to provide such notice by facsimile, such notice shall be sent by facsimile), notice of the receipt of such notice."

     Section 3.02. Section 12.01 of the Indenture is hereby amended by adding new clause (j) thereto which reads as follows:

     "(j) so long as any of the Bonds of the 1999 Series are outstanding, upon receipt by the Trustees of a notice from the holder of the Bonds of the 1999 Series that an event of default under the Revolving Credit Agreement has occurred and is continuing;"

     Section 3.03.  Duration of Effectiveness of Article Three.
This Article shall be of force and effect only so long as any Bonds of the 1999 Series are outstanding.


                          ARTICLE FOUR

     Authentication and Delivery of Bonds of the 1999 Series

     Section 4.01. Upon the execution and delivery of this Eighteenth Supplemental Indenture, Bonds of the 1999 Series in the aggregate amount of Two Million Dollars ($2,000,000) may forthwith, or from time to time thereafter, and upon compliance by the Company with the provisions of Article Five of the Indenture, be executed by the Company and delivered to the Trustee and shall thereupon be authenticated and delivered by the Trustee to or upon the written order of the Company. Additional Bonds of the 1999 Series may be executed, authenticated and delivered from time to time as permitted by the provisions of Article Five of the Original Indenture.


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

     Section 5.02. This Eighteenth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, as amended and supplemented, and shall form a part thereof, and, except as hereby supplemented, the Original Indenture, as amended and supplemented, is hereby ratified, approved and confirmed.

     Section 5.03. The recitals contained in this Eighteenth Supplemental Indenture are made by the Company and not by the Trustee and all of the provisions contained in the Original Indenture, as amended and supplemented, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall, except as hereinabove modified, be applicable in respect hereof as fully and with like effect as if set forth herein in full.

     Section 5.04. Nothing in this Eighteenth Supplemental Indenture contained shall be deemed to abrogate, modify or contravene any provisions of the Original Indenture, as amended and supplemented, required to be included therein by any of the provisions of Section 310 to 318, inclusive, of the Trust Indenture Act of 1939, it being the intention hereof that said provisions of the Original Indenture, as amended and supplemented, shall continue in full force and effect. Unless otherwise indicated, the terms used in this Eighteenth Supplemental Indenture are intended to have the meanings given to such terms in the Original Indenture, as amended and supplemented.

     Section 5.05. Nothing in this Eighteenth Supplemental Indenture expressed or implied is intended or shall be construed to give to any person other than the Company, the Trustee, and the holders of the Bonds issued and to be issued under the Indenture, any legal or equitable right, remedy or claim under or in respect of the Original Indenture, as amended and supplemented, or this Eighteenth Supplemental Indenture, or under any covenant, condition or provisions therein or herein or in the Bonds contained; and all such covenants, conditions and provisions are and shall be held to be for the sole and exclusive benefit of the Company, the Trustee and the holders of the Bonds issued and to be issued under the Indenture.

     Section 5.06. The titles of Articles and any wording on the cover of this Eighteenth Supplemental Indenture are inserted for convenience only.

     Section 5.07. All the covenants, stipulations, promises and agreements in this Eighteenth Supplemental Indenture contained made by or on behalf of the Company or of the Trustee shall inure to and bind their respective successors and assigns.


                                   -19-
     Section 5.08. Although this Eighteenth Supplemental Indenture is dated for convenience and for the purpose of reference as of April 1, 1998, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgments hereto annexed.

     Section 5.09. In order to facilitate the recording or filing of this Eighteenth Supplemental Indenture, the same may be simultaneously executed in several counterparts, each of which shall be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.










































                                   -20-
     IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused this Eighteenth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents and its corporate seal to be hereunto affixed and attested by its Secretary, or one of its Assistant Secretaries; and U.S. BANK TRUST NATIONAL ASSOCIATION in token of its acceptance of the trust hereby created has caused this Eighteenth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents or one of its Second Vice Presidents and its corporate seal to be hereunto affixed and attested by its Assistant Secretary, all as of the day and year first above written.

                                   MAINE PUBLIC SERVICE COMPANY


                                   /s/ Larry LaPlante

                                   Name:Larry LaPlante
                                   Title:Vice President

CORPORATE SEAL


Attest:


/s/ Kurt A. Tornquist
Name: Kurt A. Tornquist
Title: Assistant Secretary

Signed, sealed and delivered
by MAINE PUBLIC SERVICE COMPANY
in the presence of:


/s/ Marilyn L. Bouchard
Marilyn L. Bouchard


/s/ Alice E. Shepard
Alice E. Shepard

                                   U.S. BANK TRUST NATIONAL
                                   ASSOCIATION


                                   /s/ Patricia M. Trlak

                                   Name:Patricia M. Trlak
                                   Title:Vice President

CORPORATE SEAL


Attest:


/s/ Larry Kusch
Name: Larry Kusch
Title: Assistant Secretary

Signed, sealed and delivered
by U.S. BANK TRUST NATIONAL
ASSOCIATION in the presence of:


/s/ Harry H. Hall
Name: Harry H. Hall
Title: Vice President

STATE OF MAINE           )
                         : ss.:
COUNTY OF AROOSTOOK )

                                                    May 26, 1998

     Then personally appeared the above-named Larry LaPlante Vice
President of Maine Public Service Company and acknowledged the foregoing instrument to be his free act and deed in his said capacity and the free act and deed of said corporation.

     Before me,


                                        /s/ Alice E. Shepard

                                        Notary Public

STATE OF ILLINOIS        )
                         : ss.:
COUNTY OF COOK      )


                                                     May 27, 1998

     Then personally appeared the above-named Patricia Trlak, a Vice President of U.S. Bank Trust National Association and acknowledged the foregoing instrument to be her free act and deed in her said capacity and the free act and deed of said corporation.

     Before me,


                                        /s/ P. Burrows

                                        Notary Public

                                                                 Exhibit 4(v)

           THIS INSTRUMENT GRANTS A SECURITY INTEREST
                    BY A TRANSMITTING UTILITY


   THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS





                  MAINE PUBLIC SERVICE COMPANY

                               TO

                         U.S. BANK TRUST
                      NATIONAL ASSOCIATION

                                             Trustee



                NINETEENTH SUPPLEMENTAL INDENTURE


                     Dated as of May 1, 1998


      Supplementing and Modifying Indenture of Mortgage and
            Deed of Trust dated as of October 1, 1945
                               and
              Relating to an Issue of Mortgage and
             Collateral Trust Bonds, Series due 2008


    This is a Security Agreement granting a Security Interest in Personal Property, Including Personal Property affixed to
                  Realty as well as a Mortgage
              upon Real Estate and other Property.















     THIS NINETEENTH SUPPLEMENTAL INDENTURE (hereinafter called the "Nineteenth Supplemental Indenture"), dated as of May 1, 1998, made by MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter called the "Company"), party of the first part, and U.S. BANK TRUST NATIONAL ASSOCIATION (formerly known as First Trust National Association, as successor to Continental Bank, National Association (formerly, Continental Illinois National Bank and Trust Company of Chicago)), a national banking association duly organized and existing under the laws of the United States of America, and having its principal place of business in the City of Chicago, State of Illinois (hereinafter called the "Trustee"), party of the second part.

     WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture of Mortgage and Deed of Trust, dated as of October 1, 1945 (hereinafter called the "Original Indenture"), to secure the payment of principal and interest on, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds") to be designated generally as its "First Mortgage and Collateral Trust Bonds", and to be issued in one or more series as provided in the Original Indenture, pursuant to which the Company provided for the creation of an initial series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 2 7/8% Series due 1975" (herein sometimes called "Bonds of the 1975 Series"); and

     WHEREAS, the Company has heretofore executed and delivered to the Trustee a First Supplemental Indenture, dated as of September 1, 1950, pursuant to which the Company provided for the creation of a second series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 3% Series due 1980" (herein sometimes called "Bonds of the 1980 Series"), a Second Supplemental Indenture, dated as of February 1, 1955, pursuant to which the Company provided for the creation of a third series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 3.35% Series due 1985" (herein sometimes called "Bonds of the 1985 Series"), a Third Supplemental Indenture, dated as of September 1, 1960, pursuant to which the Company provided for the creation of a fourth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 5 1/2% Series due 1990" (herein sometimes called "Bonds of the 1990 Series"), a Fourth Supplemental Indenture, dated as of January 1, 1965, pursuant to which the Company provided for the creation of a fifth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 4 3/4% Series due 1995" (herein sometimes called "Bonds of the 1995 Series"), a Fifth Supplemental Indenture, dated as of May 1, 1968, pursuant to which the Company provided for the creation of a sixth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 7 1/8% Series due 1998" (herein sometimes called "Bonds of the 1998 Series"), a Sixth Supplemental Indenture, dated as of March 1, 1973, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of a seventh series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 7.95% Series due 2003" (herein sometimes called "Bonds of the 2003 Series"), a Seventh Supplemental Indenture, dated as of September 1, 1975, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of an eighth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 10 5/8% Series due 1995" (herein sometimes called "Bonds of the Second 1995 Series"), an Eighth Supplemental Indenture, dated as of January 1, 1977, pursuant to which the Company supplemented the Original Indenture, a Ninth Supplemental Indenture, dated as of March 1, 1978, pursuant to which the Company supplemented and modified the Original Indenture, a Tenth Supplemental Indenture, dated as of October 1, 1979, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a ninth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 10 1/4% Series due 2004" (herein sometimes called "Bonds of the 2004 Series"), an Eleventh Supplemental Indenture, dated as of January 15, 1983, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a tenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 13 7/8% Series due 1992" (herein sometimes called "Bonds of the 1992 Series"), a Twelfth Supplemental Indenture, dated as of July 1, 1984, pursuant to which the Company supplemented the Original Indenture and provided for the creation of an eleventh series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 16.30% Series due 1989" (herein sometimes called "Bonds of the 1989 Series"), a Thirteenth Supplemental Indenture, dated as of July 1, 1984, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a twelfth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Floating Rate Series A due 1985" (herein sometimes called "Bonds of the Series A due 1985"), a Fourteenth Supplemental Indenture, dated as of July 1, 1985, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a thirteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Floating Rate Series B due 1986" (herein sometimes called "Bonds of the Series B due 1986"), a Fifteenth Supplemental Indenture, dated as of March 1, 1986, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a fourteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 11% Series due 1996" (herein sometimes called "Bonds of the 1996 Series"), a Sixteenth Supplemental Indenture, dated as of September 1, 1991, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a fifteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 9.775% Series due 2011" (herein sometimes called "Bonds of the 2011 Series"), a Seventeenth Supplemental Indenture, dated as of April 1, 1997, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a sixteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Series due 2005" (herein sometimes called "Bonds of the 2005 Series"), and an Eighteenth Supplemental Indenture, dated as of April 1, 1998, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a seventeenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Series due 1999" (herein sometimes called "Bonds of the 1999 Series"); and

     WHEREAS, pursuant to the Original Indenture, as so supplemented and modified, there have been executed, authenticated and delivered and there are now outstanding First Mortgage and Collateral Trust Bonds of series and in principal amounts as follows:

                                       Issued         Outstanding
Bonds of the 1999 Series           $2,000,000          $2,000,000
Bonds of the 2003 Series            2,500,000           1,900,000
Bonds of the 2005 Series           11,000,000          11,000,000
Bonds of the 2011 Series           15,000,000          15,000,000
which constitute the only Bonds outstanding under the Original Indenture, as so supplemented and modified; and

     WHEREAS, the Company now desires to create a new series of Bonds to be designated First Mortgage and Collateral Trust Bonds, Series due 2008 (herein sometimes called the "Bonds of the 2008 Series"), and the Original Indenture provides that each series of Bonds (except the Bonds of the 1975 Series) shall be created by an indenture supplemental to the Original Indenture; and

     WHEREAS, the Original Indenture further provides that all property of the character specifically described in the Original Indenture, and all improvements, extensions, betterments or additions to the property specifically described in the Original Indenture, constructed or acquired after the date of the execution and delivery of the Original Indenture, shall be and become subject to the lien of the Original Indenture, and that the Company shall from time to time execute, acknowledge and deliver any and all such further assurances, conveyances, mortgages or assignments of such property as may be required by the terms and provisions of the Original Indenture, or as the Trustee under the Original Indenture may require, and the Company now desires to subject to the lien of the Original Indenture certain additional properties which it has constructed or acquired since the date of execution and delivery of the Eighteenth Supplemental Indenture; and

     WHEREAS, all acts and proceedings required by law and by the charter and by-laws of the Company necessary to make the Bonds of the 2008 Series to be initially issued when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the Company, and to constitute the Original Indenture, as heretofore supplemented and modified and as supplemented and modified by this Nineteenth Supplemental Indenture, a valid and binding mortgage and deed of trust for the security of the Bonds, in accordance with the terms of the Original Indenture, as so supplemented and modified, and the terms of the Bonds, have been done and taken; and the execution and delivery of this Nineteenth Supplemental Indenture and the issue of the Bonds of the 2008 Series to be initially issued have been in all respects duly authorized;

     NOW, THEREFORE, for the purposes aforesaid and in pursuance of the terms and provisions of the Original Indenture, the Company has executed and delivered this Nineteenth Supplemental Indenture (the
Original Indenture, as supplemented by the First, Second, Third,
Fourth, Fifth, Eighth, Tenth, Eleventh, Twelfth, Thirteenth,
Fourteenth, Fifteenth and Sixteenth Supplemental Indentures, as supplemented and modified by the Sixth, Seventh, Ninth, Seventeenth and Eighteenth Supplemental Indentures and as supplemented and modified by this Nineteenth Supplemental Indenture and any and all supplemental indentures hereafter entered into between the Company and the Trustee in accordance with the provisions of the Original Indenture, as supplemented and modified, being herein sometimes called the "Indenture"), and in consideration of the sum of One Dollar ($1.00) to the Company duly paid by the Trustee at or before the ensealing and delivery hereof, and for other good and valuable considerations, the receipt whereof is hereby acknowledged, the Company hereby covenants to and with the Trustee and its successors in the trust under the Original Indenture, as supplemented and modified, as follows:


                           ARTICLE ONE

                 Schedule of Mortgaged Property.

     SECTION 1.01. In order to further secure the payment of the principal of, premium, if any, and interest on, all Bonds at any time issued and outstanding under the Indenture, according to their tenor, purport and effect, and further to secure the performance and observance of all the covenants and conditions in said Bonds and in the Original Indenture, as supplemented and modified, and in this Nineteenth Supplemental Indenture contained, for the considerations above expressed, and for and in consideration of the mutual covenants herein contained and of the purchase and acceptance of the Bonds by holders thereof, the Company has executed and delivered this Nineteenth Supplemental Indenture and by these presents does grant, bargain, sell, alien, remise, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto U.S. Bank Trust National Association, as Trustee under the Indenture, and to its assigns forever, all property, real, personal or mixed, acquired since the execution and delivery of the Eighteenth Supplemental Indenture which by the terms of the Original Indenture, as supplemented and modified, is subject or is intended to be subject to the lien of the Indenture, including, without limiting the generality of the foregoing, the following described property:


                            CLAUSE I
No additional property.


                            CLAUSE II

     All and singular the lands, real estate, chattels real, interests in land, leaseholds, ways, rights-of-way, easements, servitudes, permits and licenses, lands under water, riparian rights, franchises, privileges, rights and interests, electric generating plants, power houses, dams, stations, electric transmission and distribution systems, substations, conduits, poles, wires, cables, office buildings, warehouses, garages, machine shops, and other buildings and structures, implements, meters, tools, and other apparatuses, appurtenances and facilities materials and supplies and all other property of any nature appertaining to any of the plants, systems, business or operations of the Company, whether or not affixed to the realty, used in the operation of any of the premises or plants or systems or otherwise, which are now owned, or which may hereafter be owned or acquired by the Company, other than excepted property as hereinafter defined.

                           CLAUSE III

     All corporate, Federal, State, municipal and other permits, consents, licenses, bridge licenses, bridge rights, river permits, franchises, grants, privileges and immunities of every kind and description, now belonging to or which may hereafter be owned, held, possessed or enjoyed by the Company (other than excepted property as hereinafter defined) and all renewals, extensions, enlargements and modifications of any of them.


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


                            CLAUSE V

     Together with (other than excepted property as hereinafter defined) all and singular the plants, buildings, improvements, additions, tenements, hereditaments, easements, rights, privileges, licenses and franchises and all other appurtenances whatsoever belonging or in any wise appertaining to any of the property hereby mortgaged or pledged, or intended so to be, or any part thereof, and the reversion and reversions, remainder and remainders, and the rents, revenues, issues, earnings, income, products and profits thereof, and every part and parcel thereof, and all the estate, rights, title, interest, property, claim and demand of every nature whatsoever of the Company at law, in equity or otherwise howsoever, in, of and to such property and every part and parcel thereof.


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


                           CLAUSE VII

     There is however, expressly excepted and excluded from the lien and operation of the Indenture the following described property of the Company, herein sometimes referred to as "excepted property":

          (a) Any and all property expressly excepted and excluded from the Original Indenture and from the lien and operation thereof by Paragraph A of Clause VII of the Granting Clauses thereof and all property of the character expressly excepted or intended to be excepted and excluded by Paragraphs B through I of said Clause VII; and

          (b) All property which prior to the execution and delivery of this Nineteenth Supplemental Indenture has been released by the Trustee or otherwise disposed of by the Company free from the lien of the Indenture, in accordance with the provisions thereof.

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

     SUBJECT, HOWEVER, to the exceptions, reservations, restrictions, conditions, limitations, covenants and matters recited in Schedule A to the Original Indenture or otherwise recited in the Original Indenture, as modified and supplemented, and contained in all deeds and other instruments whereunder the Company has acquired any of the property now owned by it, and to permitted encumbrances as defined in Subsection B of Section 1.11 of the Original Indenture, as modified by the provisions of the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Ninth Supplemental Indenture, the Seventeenth Supplemental Indenture and the Eighteenth Supplemental Indenture and, with respect to any property which the Company may hereafter acquire, to all terms, conditions, agreements, covenants, exceptions and reservations expressed or provided in the deeds or other instruments, respectively, under any by virtue of which the Company shall hereafter acquire the same and to any liens thereon existing, and to any liens for unpaid portions of the purchase money placed thereon, at the time of acquisition;

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


                           ARTICLE TWO

              Bonds of the 2008 Series and Certain
                   Provisions Relating Thereto

     Section 2.01. Terms of the Bonds of the 2008 Series. There shall be a series of Bonds, known as and entitled "First Mortgage and Collateral Trust Bonds, Series due 2008" (herein referred to as the "Bonds of the 2008 Series"), and the form thereof shall be substantially as hereinafter set forth in Section 2.02.

     The Bonds of the 2008 Series are issued to the Finance
Authority of Maine ("FAME") to secure the obligations of the Company under the Loan Agreement by and between FAME and the Company dated as of May 1, 1998 (together with any amendments, modifications or supplements thereto, extensions, renewals, deferrals, refunding or refinancing thereof or replacements or successors therefor which may hereafter exist, the "Loan
Agreement"), with FAME's right, title and interest under said Loan Agreement, the Bonds of the 2008 Series and certain other collateral of the Company (except Shared Rights, as defined in said
Loan Agreement, which with respect to rights of enforcement may be exercised by FAME and the FAME Trustee, as hereinafter defined, jointly or severally, and with respect to rights of consent to the modification of or waiver of compliance may be exercised by FAME and the FAME Trustee, jointly but not severally, and Unassigned
Issuer's Rights, as defined in said Loan Agreement) being concurrently with the execution and delivery of the Bonds of the 2008 Series assigned without recourse to Peoples Heritage Bank, as Trustee (the "FAME Trustee"), as security for $11,540,000 principal amount of Taxable Electric Rate Stabilization Revenue Notes Series
1998A (Maine Public Service Company) (the "FAME Notes") as provided for and issued under the Trust Indenture (the "FAME Indenture") between FAME and the FAME Trustee, dated as of May 1, 1998. Under and subject to the terms and conditions of the Loan Agreement, FAME has agreed to make a Loan (as defined therein) to the Company evidenced by a promissory note, the Loan Note (as defined therein), with the obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements or other expenses and indemnification) of the Company due and to become due under the Loan Note or otherwise in respect of the Loan Agreement, in each case, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended or renewed, deferred, refunded, refinanced or restructured, and including all indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, all being hereinafter called the "Loan Agreement
Obligations".

     The aggregate principal amount of the Bonds of the 2008 Series which may be authenticated and delivered and outstanding under this Nineteenth Supplemental Indenture shall be limited to $4,000,000 except for duplicate Bonds, authenticated and delivered pursuant to
Section 2.12 of the Original Indenture. The definitive Bonds of the 2008 Series shall be issued only as registered Bonds without coupons of the denomination of $1.00 and of any multiple thereof and shall be registered in the name of the FAME Trustee.

     The date of authentication on the original issuance of the Bonds of the 2008 Series shall be the date of commencement of the first interest period for such Bonds. All Bonds of the 2008 Series shall mature June 1, 2008, and shall bear interest at the applicable rate of interest as set forth in, and in accordance with, the Loan Agreement until the payment of the principal thereof. Both principal of and interest on the Bonds of the 2008 Series will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts, at the principal office in the City of Chicago, Illinois, of the Trustee or, at the office of its successor as Trustee, except that, in case of the redemption as a whole at any time of Bonds of the 2008 Series then outstanding, the Company may designate in the redemption notice other offices or agencies at which, at the option of the registered holders, Bonds of the 2008 Series may be surrendered for redemption and payment; and in the case of interest on Bonds of the 2008 Series, at the option of the registered holder, at the agency of the Company in the Borough of Manhattan, City and State of New York, in each case to the holder of record on the record date as hereinbelow defined. Interest on the Bonds of the 2008 Series shall, unless otherwise directed by the respective registered holders thereof, be paid by checks payable to the order of the respective holders entitled thereto, and mailed by the Trustee by first class mail, postage prepaid, to such holders at their respective registered addresses as shown on the Bond register for the Bonds of the 2008 Series.

     The definitive Bonds of the 2008 Series may be issued in the form of Bonds engraved, printed or lithographed on steel engraved borders and the signature of the President, or a Vice President and of the Secretary or an Assistant Secretary of the Company may be facsimile.

Bonds of the 2008 Series may also be issued as temporary printed, lithographed or typewritten Bonds, and, so long as the registered holder of such Bonds does not request their exchange for Bonds in definitive form, the Company shall not be deemed to have unreasonably delayed the preparation, execution and delivery of definitive Bonds as called for by Section 2.08 of the Original Indenture.

     Notwithstanding any provision in the Original Indenture to the contrary, the person in whose name any Bond of the 2008 Series is registered at the close of business on any record date (as hereinbelow defined) with respect to any interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding the cancellation of such Bond of the 2008 Series upon any transfer or exchange thereof (including any exchange effected as an incident to a partial redemption thereof) subsequent to the record date and prior to such interest payment date, except that, if and to the extent that the Company shall default in the payment of the interest due on such interest payment date, then the registered holders of Bonds of the 2008 Series on such record date shall have no further right to or claim in respect of such defaulted interest as such registered holders on such record date, and the persons entitled to receive payment of any defaulted interest thereafter payable or paid on any Bonds of the 2008 Series shall be the registered holders of such Bonds of the 2008 Series on the record date for payment of such defaulted interest. The term "record date" as used in this Section 2.01, and in the form of the Bonds of the 2008 Series, with respect to any interest payment date applicable to the Bonds of the 2008 Series, shall mean the May 15 next preceding a June 1 interest payment date or the November 15 next preceding a December 1 interest payment date, as the case may be, or a special record date established for defaulted interest as hereinafter provided.

     In the case of failure by the Company to pay any interest when due, the claim for such interest shall be deemed to have been transferred by transfer of any Bond of the 2008 Series registered on the Bond register, and the Company by not less than 10 days written notice to bondholders may fix a subsequent record date, not more than 15 days prior to the date fixed for the payment of such interest, for determination of holders entitled to payment of such interest. Such provision for establishment of a subsequent record date, however, shall in no way affect the rights of bondholders or of the Trustee consequent on any default.

     Except as provided in this Section 2.01, every Bond of the 2008 Series shall be dated as provided in Section 2.05 of the Original Indenture except that upon original issuance of the Bonds of the 2008 Series, the Bonds of the 2008 Series shall be dated the date of authentication. Notwithstanding any provision in the Original Indenture to the contrary, so long as there is no existing default in the payment of interest on the Bonds of the 2008 Series, all Bonds of the 2008 Series authenticated by the Trustee between the record date for any interest payment date and such interest payment date shall be dated such interest payment date and shall bear interest from such interest payment date.

     As permitted by the provisions of Section 2.10 of the Original Indenture and upon payment at the option of the Company of a sum sufficient to reimburse it for any stamp tax or other governmental charge as provided in Section 2.11 of the Original Indenture, Bonds of the
                                   -9-

2008 Series may be exchanged for other Bonds of the 2008 Series of different authorized denominations of like aggregate principal amount. Notwithstanding the provisions of Section 2.11 or the last sentence of the first paragraph of
Section 2.12 of the Original Indenture, no further sum, other than the sum sufficient to reimburse the Company for any stamp taxes or other governmental charges, shall be required to be paid upon any exchange or replacement of Bonds of the 2008 Series or upon any transfer thereof.

     The Bonds of the 2008 Series shall be nontransferable prior to maturity except upon the prior written consent of the Company or to effect transfer to any successor or assignee of the FAME Trustee if and to the extent that the FAME Trustee shall have assigned its rights under the Loan Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in the City of Chicago, Illinois, upon surrender and cancellation of such Bonds of the 2008 Series, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of such Bonds of the 2008 Series or by his duly authorized attorney, and thereupon a new Bond of the 2008 Series, for a like principal amount, will be issued to the successor of the FAME Trustee, in exchange therefor.

     The Trustee hereunder shall, by virtue of its office as such Trustee, be the registrar and transfer agent of the Company for the purpose of registering and transferring Bonds of the 2008 Series. Notwithstanding any provision in the Original Indenture to the contrary, neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 2008 Series for a period of ten days next preceding any designation of the Bonds of the 2008 Series to be redeemed and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption.


     Section 2.02. Form of Bonds of the 2008 Series. The text of the Bonds of the 2008 Series and the Trustee's authentication certificate to be executed on the Bonds of said series, shall be in substantially the following forms, respectively.

            [FORM OF FACE OF BOND OF THE 2008 SERIES]

No. [     ]                                        $_____________

                  MAINE PUBLIC SERVICE COMPANY
            First Mortgage and Collateral Trust Bond,
                         Series due 2008

                        Due June 1, 2008

     MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter sometimes called the "Company"), for value received, hereby promises to pay to
                                   -10-

            or registered assigns, on June 1, 2008, the sum of Dollars (the "Stated Principal Amount") or, if less, the Effective Principal Amount (as hereinafter defined) on such date, and to pay to the registered owner hereof interest on the Stated Principal Amount or, if less, on the Effective Principal Amount from the date hereof at the applicable rate of interest as set forth in, and in accordance with, the Loan Agreement (as hereinafter defined) until the payment of the principal thereof.

     The Bonds of the 2008 Series, including this bond, are issued to secure the obligations of the Company under the Loan Agreement by and between the Finance Authority of Maine ("FAME") and the Company dated as of May 1, 1998 (together with any amendments, modifications or supplements thereto, extensions, renewals, deferrals, refunding or refinancing thereof or replacements or successors therefor which may hereafter exist, the "Loan Agreement"), with FAME's right, title and interest under said Loan Agreement, the Bonds of the 2008 Series and certain other collateral of the Company (except Shared Rights, as defined in said Loan Agreement, which with respect to rights of enforcement may be exercised by FAME and the FAME Trustee, as hereinafter defined, jointly or severally, and with respect to rights of consent to the modification of or waiver of compliance may be exercised by FAME and the FAME Trustee, jointly but not severally, and Unassigned Issuer's Rights, as defined in said Loan Agreement) being concurrently with the execution and delivery of the Bonds of the 2008 Series assigned without recourse to Peoples Heritage Bank, as Trustee (the "FAME Trustee"), as security for $11,540,000 principal amount of Taxable Electric Rate Stabilization Revenue Notes Series 1998A (Maine Public Service Company) (the "FAME Notes") as provided for and issued under the Trust Indenture (the "FAME Indenture") between FAME and the FAME Trustee, dated as of May 1, 1998. Under and subject to the terms and conditions of the Loan Agreement, FAME has agreed to make a Loan (as defined therein) to the Company evidenced by a promissory note, the Loan Note (as defined therein), with the obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements or other expenses and indemnification) of the Company due and to become due under the Loan Note or otherwise in respect of the Loan Agreement, in each case, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended or renewed, deferred, refunded, refinanced or restructured, and including all indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, all being hereinafter called the "Loan Agreement Obligations". The "Effective Principal Amount" of this bond as of the time of any determination is an amount equal to the Loan Agreement Obligations outstanding and unpaid at such time multiplied by a fraction, the numerator of which is 4 and the denominator of which is 11.54, such product in turn to be multiplied by a fraction, the numerator of which is the Stated Principal Amount and the denominator of which is $4,000,000.

     The obligation of the Company to make any payment of interest on the Bonds of the 2008 Series, when such interest shall be due and payable (including, but not limited to, June 1, 2008), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Loan Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of the Bonds of the 2008 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that such payment of principal shall be due (including, but not limited to, June 1, 2008), the Company shall have paid all amounts then due pursuant to Sections 4.2 and
4.3 of the Loan Agreement or otherwise due with respect to Loan Agreement Obligations.

     The principal of and interest on this bond will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts at the principal office in the City of Chicago, Illinois, of the Trustee under the Indenture mentioned on the reverse hereof except that in case of the redemption as a whole at any time of the bonds of this series then outstanding, the Company may designate in the redemption notice other offices or agencies at which, at the option of the registered holder, this bond may be surrendered for redemption and payment. Interest on this bond will be payable at the Corporate Trust Division office in the City of Chicago, Illinois, of the Trustee, or, at the option of the holder hereof, at the agency of the Company in the Borough of Manhattan, City and State of New York; provided, however, that interest on this bond shall, unless otherwise directed by the registered holder hereof, be paid by check payable to the order of the registered holder entitled thereto and mailed by the Trustee by first class mail, postage prepaid, to such holder at his address as shown on the bond register for the bonds in this series.

     This bond shall not become or be valid or obligatory for any purpose until the authentication certificate hereon shall have been signed by the Trustee.

     The provisions of this bond are continued on the reverse hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.

     IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused these presents to be executed in its name and behalf by its President or one of its Vice Presidents and its corporate seal or a facsimile thereof to be affixed hereto and attested by its Secretary or one of its Assistant Secretaries, all as of __________, 19__.

                                   MAINE PUBLIC SERVICE COMPANY

                                   By:

                                             Vice President
Attest:


     Secretary


          [FORM OF REVERSE OF BOND OF THE 2008 SERIES]

     This bond constitutes the entire series designated as Bonds of the 2008 Series, of an authorized issue of bonds of the Company, known as First Mortgage and Collateral Trust Bonds, issued under and equally secured (except in so far as any sinking fund, replacement fund or other fund established in accordance with the provisions of the Indenture hereinafter mentioned may afford additional security for the bonds of any specific series) by an Indenture of Mortgage and Deed of Trust dated as of October 1, 1945, duly executed and delivered by the Company to U.S. Bank Trust National Association, (formerly known as First Trust National Association, as successor to Continental Bank, National Association (formerly, Continental Illinois National Bank and Trust Company of Chicago)), as Trustee, to which Indenture of Mortgage and Deed of Trust as supplemented and modified by indentures supplemental thereto, including a Nineteenth Supplemental Indenture dated as of May 1, 1998, duly executed by the Company to said Trustee and all further indentures supplemental thereto (herein sometimes collectively called the "Indenture"). Reference is hereby made for a description of the property mortgaged and pledged as security for said bonds, the nature and extent of the security, and the rights, duties and immunities thereunder of the Trustee, the rights of the holders of said bonds and of the Trustee and of the Company in respect of such security, and the terms upon which said bonds may be issued thereunder.

     This bond shall be subject to redemption as a whole or in part, at any time, at the option of the Company prior to maturity upon payment of the principal amount hereof on the date fixed for redemption in the manner provided for in the Indenture. Upon the occurrence of certain Events of Default specified in Section 9.03 of the FAME Indenture (including, but not limited to the failure to pay when due the principal of, and interest on, any FAME Note), the Trustee may (and upon the written request of the Holders of not less than 25% in the aggregate amount of FAME Notes then outstanding, shall) declare the principal amount of all FAME Notes then outstanding, together with the interest accrued thereon, to be due and payable immediately. Upon any such declaration of acceleration under the FAME Indenture, the FAME Trustee may immediately exercise its rights (i) under the Loan Agreement to declare all payments thereunder to be immediately due and payable, and (ii) to demand redemption of this bond by the Company. In such event, this bond shall be redeemed by the Company at the Stated Principal Amount hereof or, if less, the Effective Principal Amount hereof on the date fixed for redemption.

     If this bond (or any portion thereof (One Dollar or a multiple thereof)) is duly called for redemption and payment duly provided for as specified in the Indenture, this bond shall cease to be entitled to the lien of the Indenture from and after the date payment is so provided for and shall cease to bear interest from and after the redemption date.

     Except as may be otherwise provided in any agreement entered into pursuant to the provisions of said Nineteenth Supplemental Indenture, in the event of the selection for redemption of a portion only of the principal of this bond, payment of the redemption price will be made only (a) upon presentation of this bond for notation hereon of such payment of the portion of the principal of this bond so called for redemption, or (b) upon surrender of this bond in exchange for a bond or bonds of authorized denominations of the same series, for the unredeemed balance of the principal amount of this bond.

     The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of the not less than seventy-five percent in principal amount of the bonds

(exclusive of bonds disqualified by reason of the Company's interest therein) at the time outstanding, including, if more than one series of bonds shall be at the time outstanding, not less than sixty percent in principal amount of each series affected, to effect, by an indenture supplemental to the Indenture, modifications or alterations of the Indenture and of the rights and obligations of the Company and of the holders of the bonds; provided, however, that no such modification or alteration shall be made without the written approval or consent of the registered holder hereof which will (a) extend the maturity of this bond or reduce the rate or extend the time of payment of interest hereon or reduce the amount of the principal hereof or (b) permit the creation of any lien, not otherwise permitted, prior to or on a parity with the lien of the Indenture, or (c) reduce the percentage of the principal amount of the bonds upon the approval or consent of the holders of which modifications or alterations may be made as aforesaid.

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

     This bond is nontransferable prior to its maturity except upon the prior written consent of the Company or to effect transfer to any successor or assignee of the FAME Trustee if and to the extent that the FAME Trustee shall have assigned its rights under the Loan Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in the City of Chicago, Illinois, or, at the option of such registered holder hereof, at the agency of the Company in the Borough of Manhattan, City and State of New York, upon surrender of this bond for cancellation and upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Nineteenth Supplemental Indenture, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of this bond or by his duly authorized attorney, and thereupon a new bond of this series, for a like principal amount, will be issued to the successor or assignee of the FAME Trustee in exchange therefor, as provided in the Indenture.

     The registered holder of this bond at his option may surrender the same for cancellation at said office of the Trustee and receive in exchange therefor the same aggregate principal amount of registered bonds of the same series but of other authorized denominations upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Nineteenth Supplemental Indenture and subject to the terms and conditions therein set forth.

     Neither the Company nor the Trustee shall be required to make transfers or exchanges of bonds of this series for a period of ten days next preceding any designation of bonds of said series to be redeemed, and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption. Subject to the provisions of said Nineteenth
Supplemental Indenture, if this bond is surrendered for any transfer or exchange between the record date for any interest payment date and such interest payment date, the new bond will be dated such interest payment date.

     The Indenture provides that in the event of any default in payment of the interest due on any interest payment date, such interest shall not be payable to the holder of the bond on the original record date but shall be paid to the registered holder of such bond on the subsequent record date established for payment of such defaulted interest.

     If a default as defined in the Indenture shall occur, the principal of this bond may become or be declared due and payable before maturity in the manner and with the effect provided in the Indenture. The holders, however, of certain specified percentages of the bonds at the time outstanding, including in certain cases specific percentages of bonds of particular series, may in these cases, to the extent and under the conditions provided in the Indenture, waive past defaults thereunder and the consequences of such defaults.

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



       [FORM OF TRUSTEE'S AUTHENTICATION CERTIFICATE FOR
                    BONDS OF THE 2008 SERIES]

     This is one of the bonds, of the series designated therein, described in the within mentioned Indenture.

                                        U.S. BANK TRUST NATIONAL
                                          ASSOCIATION,
                                                  As Trustee,

                                   By:

                                                  Authorized Officer

     Section 2.03. Discharge of Company's Obligation for Payment. The obligation of the Company to make any payment of interest on Bonds of the 2008 Series, when such interest shall be due and payable (including, but not limited to, June 1, 2008), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Loan Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of Bonds of the 2008 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that any such payment of principal shall be due (including, but not limited to, June 1, 2008), the Company shall have paid the FAME Trustee all amounts then due pursuant to Sections 4.2 and 4.3 of the Loan Agreement or otherwise due with respect to the Loan Agreement Obligations. The Trustee may conclusively presume that at any particular time, the obligations of the Company to make payments with respect to the principal of and interest on the Bonds of the 2008 Series shall have been satisfied and discharged up until such time unless and until the Trustee shall have received a notice as described in Section 12.01(k) of the Indenture. Whenever all of the Loan Agreement Obligations shall have been satisfied, all of the Bonds of the 2008 Series shall be surrendered by the FAME Trustee to the Trustee for cancellation, and upon such surrender shall be deemed fully paid.

     Section 2.04.  Redemption Provisions for the Bonds of the 2008
Series.   Subject to the terms of the Loan Agreement applicable to
prepayment of the Loan Note, the Bonds of the 2008 Series shall be subject to redemption as a whole or in part, at any time, at the option of the Company prior to maturity upon payment of an amount equal to the Stated Principal Amount thereof or, if less, the Effective Principal Amount thereof including interest accrued thereon to the redemption date.

     Upon the occurrence of certain Events of Default specified in
Section 9.03 of the FAME Indenture (including, but not limited to, the failure to pay when due the principal of, and interest on, any FAME Note), the Trustee may (and upon the written request of the Holders of not less than 25% in the aggregate amount of FAME Notes then outstanding, shall) declare the principal amount of all FAME Notes then outstanding, together with the interest accrued thereon, to be due and payable immediately. Upon any such declaration of acceleration under the FAME Indenture, the FAME Trustee may immediately exercise its rights (i) under the Loan Agreement to declare all payments thereunder to be immediately due and payable, and (ii) to demand redemption of the Bonds of the 2008 Series by the Company. In such event, all Bonds of the 2008 Series then outstanding shall be redeemed by the Company, on the date such FAME Notes shall have become immediately due and payable, at the Stated Principal Amount or, if less, the Effective Principal Amount thereof including interest accrued thereon to the redemption date.

     The Trustee may conclusively presume that no redemption of Bonds of the 2008 Series is required pursuant to this Section 2.04 unless and until the Trustee shall have received a written notice from the FAME Trustee as described in Section 12.01(k) of the Indenture.

     No notice of redemption pursuant to Section 10.02 of the Indenture need be given if the holders of all Bonds of the 2008
Series called for redemption waive notice thereof in writing and such waiver is filed with the Trustee.

     SECTION 2.05.  Bondholders' List.  Notwithstanding the
provisions of Section 11.02(B) of the Original Indenture, any one of the holders of the Bonds of the 2008 Series shall be entitled to make application to the Trustee for a Bondholders' list as provided for in Section 11.02.

     SECTION 2.06. Mutilated, Lost or Destroyed Bonds. Notwithstanding the provisions of Section 2.12 of the Original Indenture, for so long as any holder of Bonds of the 2008 Series shall be an institutional holder, an unsecured indemnity provided by such holder shall be deemed acceptable for purposes of requesting a replacement bond for a mutilated, lost or destroyed Bond of the 2008 Series.

     Section 2.07 Duration of Effectiveness of Article Two. This Article shall be of force and effect only so long as any Bonds of the 2008 Series are outstanding.


                          ARTICLE THREE

                  Modification of the Indenture


     Section 3.01. Section 12.01 of the Indenture is hereby amended by adding new clause (k) thereto which reads as follows:

     "(k) so long as any of the Bonds of the 2008 Series are outstanding, upon receipt by the Trustees of a notice from the holder of the Bonds of the 2008 Series that an event of default under the Loan Agreement has occurred and is continuing;"

     Section 3.02.  Duration of Effectiveness of Article Three.
This Article shall be of force and effect only so long as any Bonds of the 2008 Series are outstanding.


                          ARTICLE FOUR

     Authentication and Delivery of Bonds of the 2008 Series

     Section 4.01. Upon the execution and delivery of this Nineteenth Supplemental Indenture, Bonds of the 2008 Series in the aggregate amount of Four Million Dollars ($4,000,000) may forthwith, or from time to time thereafter, and upon compliance by the Company with the provisions of Article Five of the Indenture, be executed by the Company and delivered to the Trustee and shall thereupon be authenticated and delivered by the Trustee to or upon the written order of the Company. Additional Bonds of the 2008 Series may be executed, authenticated and delivered from time to time as permitted by the provisions of Article Five of the Original Indenture.


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

     Section 5.02. This Nineteenth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, as amended and supplemented, and shall form a part thereof, and, except as hereby supplemented, the Original Indenture, as amended and supplemented, is hereby ratified, approved and confirmed.

     Section 5.03. The recitals contained in this Nineteenth Supplemental Indenture are made by the Company and not by the Trustee and all of the provisions contained in the Original Indenture, as amended and supplemented, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall, except as hereinabove modified, be applicable in respect hereof as fully and with like effect as if set forth herein in full.

     Section 5.04. Nothing in this Nineteenth Supplemental Indenture contained shall be deemed to abrogate, modify or contravene any provisions of the Original Indenture, as amended and supplemented, required to be included therein by any of the provisions of Section 310 to 318, inclusive, of the Trust Indenture Act of 1939, it being the intention hereof that said provisions of the Original Indenture, as amended and supplemented, shall continue in full force and effect. Unless otherwise indicated, the terms used in this Nineteenth Supplemental Indenture are intended to have the meanings given to such terms in the Original Indenture, as amended and supplemented.

     Section 5.05.  Nothing in this Nineteenth Supplemental
Indenture expressed or implied is intended or shall be construed to give to any person other than the Company, the Trustee, and the holders of the Bonds issued and to be issued under the Indenture, any legal or equitable right, remedy or claim under or in respect of the Original Indenture, as amended and supplemented, or this Nineteenth Supplemental Indenture, or under any covenant, condition or provisions therein or herein or in the Bonds contained; and all such covenants, conditions and provisions are and shall be held to be for the sole and exclusive benefit of the Company, the Trustee and the holders of the Bonds issued and to be issued under the Indenture.

     Section 5.06. The titles of Articles and any wording on the cover of this Nineteenth Supplemental Indenture are inserted for convenience only.

     Section 5.07. All the covenants, stipulations, promises and agreements in this Nineteenth Supplemental Indenture contained made by or on behalf of the Company or of the Trustee shall inure to and bind their respective successors and assigns.

     Section 5.08. Although this Nineteenth Supplemental Indenture is dated for convenience and for the purpose of reference as of May 1, 1998, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgments hereto annexed.

     Section 5.09. In order to facilitate the recording or filing of this Nineteenth Supplemental Indenture, the same may be simultaneously executed in several counterparts, each of which shall be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

     IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused this Nineteenth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents and its corporate seal to be hereunto affixed and attested by its Secretary, or one of its Assistant Secretaries; and U.S. BANK TRUST NATIONAL ASSOCIATION in token of its acceptance of the trust hereby created has caused this Nineteenth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents or one of its Second Vice Presidents and its corporate seal to be hereunto affixed and attested by its Assistant Secretary, all as of the day and year first above written.

                                   MAINE PUBLIC SERVICE COMPANY

                                   /s/ Larry LaPlante

                                   Name:Larry LaPlante
                                   Title:Vice President

CORPORATE SEAL


Attest:


/s/ Kurt A. Tornquist
Name: Kurt A. Tornquist
Title:  Assistant Secretary

Signed, sealed and delivered
by MAINE PUBLIC SERVICE COMPANY
in the presence of:


/s/ Marilyn L. Bouchard
Marilyn L. Bouchard


/s/ Alice E. Shepard
Alice E. Shepard

                                   U.S. BANK TRUST NATIONAL
                                   ASSOCIATION


                                   /s/ Patricia M. Trlak

                                   Name:Patricia M. Trlak
                                   Title:Vice President

CORPORATE SEAL


Attest:


/s/ Larry Kusch
Name: Larry Kusch
Title: Assistant Secretary

Signed, sealed and delivered
by U.S. BANK TRUST NATIONAL
ASSOCIATION in the presence of:


/s/ Harry H. Hall
Name: Harry H. Hall
Title: Vice President

STATE OF MAINE           )
                         : ss.:
COUNTY OF AROOSTOOK )

                                                     May 26, 1998

     Then personally appeared the above-named Larry LaPlante Vice
President of Maine Public Service Company and acknowledged the foregoing instrument to be his free act and deed in his said capacity and the free act and deed of said corporation.

     Before me,


                                        /s/ Alice E. Shepard

                                        Notary Public

STATE OF ILLINOIS        )
                         : ss.:
COUNTY OF COOK      )


                                                     May 27, 1998

     Then personally appeared the above-named Patricia Trlak, a Vice President of U.S. Bank Trust National Association and acknowledged the foregoing instrument to be her free act and deed in her said capacity and the free act and deed of said corporation.

     Before me,


                                        /s/ P. Burrows

                                        Notary Public

                                                                 Exhibit 10(v)
           THIS INSTRUMENT GRANTS A SECURITY INTEREST
                    BY A TRANSMITTING UTILITY


   THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS





                  MAINE PUBLIC SERVICE COMPANY

                               TO

                        IBJ SCHRODER BANK
                         & TRUST COMPANY

                                             Trustee



                  FOURTH SUPPLEMENTAL INDENTURE


                     Dated as of May 1, 1998


    Supplementing and Modifying Indenture of Second Mortgage
          and Deed of Trust dated as of October 1, 1985
                               and
           Relating to an Issue of Second Mortgage and
             Collateral Trust Bonds, Series Due 2008


    This is a Security Agreement granting a Security Interest in Personal Property, Including Personal Property affixed to
                  Realty as well as a Mortgage
              upon Real Estate and other Property.
















     THIS FOURTH SUPPLEMENTAL INDENTURE (hereinafter called the "Fourth Supplemental Indenture"), dated as of May 1, 1998, made by MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter called the "Company"), party of the first part, and IBJ SCHRODER BANK & TRUST COMPANY (as successor to J. Henry Schroder Bank & Trust Company), a banking corporation duly organized and existing under the laws of the State of New York, and having its principal place of business in the City of New York, State of New York (hereinafter called the "Trustee"), party of the second part.

     WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985 (hereinafter called the "Original Indenture"), to secure the payment of principal and interest on, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds") to be designated generally as its "Second Mortgage and Collateral Trust Bonds", and to be issued in one or more series as provided in the Original Indenture, pursuant to which the Company provided for the creation of the Bonds of the initial series, known as Second Mortgage and Collateral Trust Bonds, Floating Rate Series A due 1987 (herein sometimes called "Bonds of the 1987 Series"), Second Mortgage and Collateral Trust Bonds, 14% Series due 1990 (herein sometimes called "Bond of the 1990 Series") and Second Mortgage and Collateral Trust Bonds,
9 7/8% Series due 1995 (herein sometimes called "Bonds of the 1995 Series" and together with the Bonds of the 1987 Series and the Bonds of the 1990 Series, called collectively the "Bonds of the Initial Series"); and

     WHEREAS, the Company has heretofore executed and delivered to the Trustee a First Supplemental Indenture, dated as of March 1, 1991, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of a fourth series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, Series due 1996" (herein sometimes called "Bonds of the 1996 Series"); and

     WHEREAS, the Company has heretofore executed and delivered to the Trustee a Second Supplemental Indenture, dated as of September 1, 1991, pursuant to which the Company supplemented the Original Indenture, as supplemented and modified, and provided for the creation of a fifth series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, 9.60% Series due 2001" (herein sometimes called "Bonds of the 2001 Series"); and

     WHEREAS, the Company has heretofore executed and delivered to the Trustee a Third Supplemental Indenture, dated as of June 1, 1996, pursuant to which the Company supplemented and modified the Original Indenture, as supplemented and modified, and provided for the creation of a sixth series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, Series due 2002" (herein sometimes called "Bonds of the 2002 Series"); and

     WHEREAS, pursuant to the Original Indenture, as so supplemented and modified, there have been executed, authenticated and delivered and there are now outstanding Second Mortgage and Collateral Trust Bonds of series and in principal amounts as follows:

                                       Issued         Outstanding
Bonds of the 2001 Series           $7,500,000          $5,000,000
Bonds of the 2002 Series           15,875,000          15,875,000

which constitute the only Bonds outstanding under the Original
Indenture, as so supplemented and modified; and

     WHEREAS, the Company now desires to create a new series of Bonds to be designated Second Mortgage and Collateral Trust Bonds, Series due 2008 (herein sometimes called the "Bonds of the 2008 Series"), and the Original Indenture provides that each series of Bonds (except the Bonds of the Initial Series) shall be created by an indenture supplemental to the Original Indenture; and

     WHEREAS, the Original Indenture further provides that all property of the character specifically described in the Original Indenture, and all improvements, extensions, betterments or additions to the property specifically described in the Original Indenture, constructed or acquired after the date of the execution and delivery of the Original Indenture, shall be and become subject to the lien of the Original Indenture, and that the Company shall from time to time execute, acknowledge and deliver any and all such further assurances, conveyances, mortgages or assignments of such property as may be required by the terms and provisions of the Original Indenture, or as the Trustee under the Original Indenture may require, and the Company now desires to subject to the lien of the Original Indenture certain additional properties which it has constructed or acquired since the date of execution and delivery of the Third Supplemental Indenture; and

     WHEREAS, all acts and proceedings required by law and by the charter and by-laws of the Company necessary to make the Bonds of the 2008 Series to be initially issued when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the Company, and to constitute the Original Indenture, as heretofore supplemented and modified and as supplemented and modified by this Fourth Supplemental Indenture, a valid and binding mortgage and deed of trust, subject to permitted encumbrances including the lien of the Indenture of First Mortgage (each as defined in the Original Indenture), for the security of the Bonds, in accordance with the terms of the Original Indenture, as so supplemented and modified, and the terms of the Bonds, have been done and taken; and the execution and delivery of this Fourth Supplemental Indenture and the issue of the Bonds of the 2008 Series to be initially issued have been in all respects duly authorized;

     NOW, THEREFORE, for the purposes aforesaid and in pursuance of the terms and provisions of the Original Indenture, the Company has executed and delivered this Fourth Supplemental Indenture (the
Original Indenture, as supplemented and modified by the First
Supplemental Indenture and the Third Supplemental Indenture, and supplemented by the Second Supplemental Indenture and as supplemented and modified by this Fourth Supplemental Indenture and any and all supplemental indentures hereafter entered into between the Company and the Trustee in accordance with the provisions of the Original Indenture, as supplemented and modified, being herein sometimes called the "Indenture"), and in consideration of the sum of One Dollar ($1.00) to the Company duly paid by the Trustee at or before the ensealing and delivery hereof, and for other good and valuable considerations, the receipt whereof is hereby acknowledged, the Company hereby covenants to and with the Trustee and its successors in the trusts under the Original Indenture, as supplemented and modified, as follows:


                           ARTICLE ONE

                 Schedule of Mortgaged Property.

     SECTION 1.01. In order to further secure the payment of the principal of, premium, if any, and interest on, all Bonds at any time issued and outstanding under the Indenture, according to their tenor, purport and effect, and further to secure the performance and observance of all the covenants and conditions in said Bonds and in the Original Indenture, as supplemented and modified, and in this Fourth Supplemental Indenture contained, for the considerations above expressed, and for and in consideration of the mutual covenants herein contained and of the purchase and acceptance of the Bonds by holders thereof, the Company has executed and delivered this Fourth Supplemental Indenture and by these presents does grant, bargain, sell, alien, remise, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto IBJ Schroder Bank & Trust Company, as Trustee under the Indenture, and to its assigns forever, all property, real, personal or mixed, acquired since the execution and delivery of the Third Supplemental Indenture which by the terms of the Original Indenture, as supplemented and modified, is subject or is intended to be subject to the lien of the Indenture, including, without limiting the generality of the foregoing, the following described property:


                            CLAUSE I

                             PART I


                     AROOSTOOK COUNTY, MAINE

     A certain piece or parcel of land situated in the Westerly part of Original Lot No. One Hundred Thirty (#130) in Township 18, Range 5, W.E.L.S., now Madawaska, in the County of Aroostook and State of Maine, being more particularly bound and described as follows:

          Commencing at the East corner of the parcel conveyed to Maine Public Service Company by deed recorded in the Northern Aroostook Registry of Deeds in Volume 330, Page 566, said point being also the North corner of Lot No. Thirty-One (#31) on Madawaska town map sheet number Seven (7) as prepared by J.W. Sewall Co.; thence Northwesterly along the Northeast property line of the said Maine Public Service Company parcel to the North corner of said MPS parcel, a distance of One Hundred Forty-nine and Seven Tenths (149.7) feet; thence

Northeasterly on a continuation of the Northwest property line of said MPS parcel, to the Southwest property line of the parcel conveyed to the Inhabitants of the Town of Madawaska by Fraser Paper, Ltd, a distance of Fifty (50) feet, more or less, said property line being also the boundary between the parcel owned by Eldon J. Cyr and the parcel owned by the Inhabitants of Madawaska, thence Southeasterly along the Southwest property line of the parcel conveyed to the Inhabitants of the Town of Madawaska to the South corner of the parcel conveyed to the Inhabitants of Madawaska, said corner being also the West corner of Lot Six (6) on Madawaska town map sheet Seven (7) as prepared by J.
W. Sewall Co., a distance of One Hundred Fifty (150) feet, more or less, thence Southwesterly, a distance of Fifty (50) feet to the point of beginning.

          Being part of the premises conveyed to Eldon J. Cyr by Warranty Deed of Fraser Paper, Limited, dated May 6, 1994, recorded in the Northern Aroostook Registry of Deeds in Volume 948, Page 98.


                             PART II

                       TRANSMISSION LINES


RIGHT-OF-WAY, THE HOULTON TO ISLAND FALLS LINE, SO CALLED

          A 44,000 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from Houlton to Island Falls, a distance of approximately 27.85 miles, said Maine Public Service Company line being constructed for the most part on rights-of-way conveyed to Maine Public Service Company by the following deeds:





                                          Recorded
          Grantor             Date      Vol.   Page         Registry at:

Harold & Theodore Sherman  8/08/97      3021    044         Houlton
Edith A. Dwyer             8/08/97      3021    040         Houlton
Norman Grant III           9/15/97      3060    152         Houlton
Dale Hosford              10/28/97      3075    330         Houlton
Edith A. Dwyer            12/18/97      3090    319         Houlton


RIGHT-OF-WAY, FORT KENT WASTE WATER TREATMENT PLANT, SO CALLED

     A 34,500 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from Route 161 in Ashland, Maine south .28 miles to the Fort Kent Waste Water
Treatment Plant, said Maine Public Service Company line being constructed for the most part on a right-of-way conveyed to Maine Public Service Company by the following deed:

          Grantor             Date      Vol.   Page         Registry at:

Fort Kent Utility District    10/17/96  1048    276          Fort Kent

RIGHT-OF-WAY, ROUTE 11 REBUILD, SO CALLED

     A 34,500 volt transmission line Aroostook County, Maine owned and operated by Maine Public Service Company from junction of Rt. 163 & Rt. 11 in Ashland, Maine and southerly along Rt. 11, a distance of approximately 2.05 miles, said Maine Public Service Company line being constructed for the most part on rights-of-way conveyed to Maine Public Service Company by the following deeds:

                                              Recorded
           Grantor                 Date      Vol. Page      Registry at:

Matt Walton                        2/04/97   2985 322       Houlton
Mark D. Rafford, Sr.               2/04/97   2985 320       Houlton
Laura & Bernard Howes, Jr.         2/04/97   2985 317       Houlton
Kevin & Barbara Robinson           2/04/97   2985 315       Houlton
Melvin P. Graham                   2/04/97   2985 313       Houlton
Milton & Dawn Clark                2/04/97   2985 311       Houlton
Chester B. & Katherine B. Rafford  2/04/97   2985 309       Houlton
Sherman L. & Charlotte O. Weaver   2/04/97   2985 297       Houlton
Beatrice Weaver                    2/04/97   2985 299       Houlton
Dwight & Candace D. Junkins        2/04/97   2985 301       Houlton
John Beaulier                      2/04/97   2985 303       Houlton
Clifford G. & Thelma A. White      2/04/97   2985 305       Houlton
Julie Belanger & Althea Holmes     2/04/97   2985 307       Houlton
Glori Coty & Barry Baranowski      2/04/97   2985 291       Houlton
Artimas & Rosemary M. Coffin       2/04/97   2985 295       Houlton
Robert & Bonnie Bowring            2/04/97   2985 293       Houlton
Hazen Stevens                      4/03/97   2998 109       Houlton
Hazen Stevens                      5/22/97   3016 154       Houlton

     The foregoing rights-of-way are conveyed subject to reservations, conditions, restrictions, limitations and exceptions referred to or mentioned in the deeds above listed.

                            CLAUSE II

     All and singular the lands, real estate, chattels real, interests in land, leaseholds, ways, rights-of-way, easements, servitudes, permits and licenses, lands under water, riparian rights, franchises, privileges, rights and interests, electric generating plants, power houses, dams, stations, electric transmission and distribution systems, substations, conduits, poles, wires, cables, office buildings, warehouses, garages, machine shops, and other buildings and structures, implements, meters, tools, and other apparatuses, appurtenances and facilities materials and supplies and all other property of any nature appertaining to any of the plants, systems, business or operations of the Company, whether or not affixed to the realty, used in the operation of any of the premises or plants or systems or otherwise, which are now owned, or which may hereafter be owned or acquired by the Company, other than excepted property as hereinafter defined.


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


                            CLAUSE V

     Together with (other than excepted property as hereinafter defined) all and singular the plants, buildings, improvements, additions, tenements, hereditaments, easements, rights, privileges, licenses and franchises and all other appurtenances whatsoever belonging or in any wise appertaining to any of the property hereby mortgaged or pledged, or intended so to be, or any part thereof, and the reversion and reversions, remainder and remainders, and the rents, revenues, issues, earnings, income, products and profits thereof, and every part and parcel thereof, and all the estate, rights, title, interest, property, claim and demand of every nature whatsoever of the Company at law, in equity or otherwise howsoever, in, of and to such property and every part and parcel thereof.

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


                           CLAUSE VII

     There is however, expressly excepted and excluded from the lien and operation of the Indenture the following described property of the Company, herein sometimes referred to as "excepted property":

          (a) Any and all property expressly excepted and excluded from the Original Indenture and from the lien and operation thereof by Paragraph A of Clause XI of the Granting Clauses thereof and all property of the character expressly excepted or intended to be excepted and excluded by Paragraphs B through I of said Clause XI; and

          (b) All property which prior to the execution and delivery of this Fourth Supplemental Indenture has been released by the Trustee or otherwise disposed of by the Company free from the lien of the Indenture, in accordance with the provisions thereof.

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

     SUBJECT, HOWEVER, to the exceptions, reservations, restrictions, conditions, limitations, covenants and matters recited in Schedule A to the Original Indenture or otherwise recited in the Original Indenture, as modified and supplemented, and contained in all deeds and other instruments whereunder the Company has acquired any of the property now owned by it, and to permitted encumbrances as defined in Subsection B of Section 1.11 of the Original Indenture, and, with respect to any property which the Company may hereafter acquire, to all terms, conditions, agreements, covenants, exceptions and reservations expressed or provided in the deeds or other instruments, respectively, under and by virtue of which the Company shall hereafter acquire the same and to any liens thereon existing, and to any liens for unpaid portions of the purchase money placed thereon, at the time of acquisition;

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

                           ARTICLE TWO

              Bonds of the 2008 Series and Certain
                   Provisions Relating Thereto

     Section 2.01. Terms of the Bonds of the 2008 Series. There shall be a series of Bonds, known as and entitled "Second Mortgage and Collateral Trust Bonds, Series Due 2008" (herein referred to as the "Bonds of the 2008 Series"), and the form thereof shall be substantially as hereinafter set forth in Section 2.02.

     The Bonds of the 2008 Series shall be issued to the Finance Authority of Maine ("FAME") to secure the obligations of the Company under the Loan Agreement by and between FAME and the Company dated as of May 1, 1998 (together with any amendments, modifications or supplements thereto, extensions, renewals, deferrals, refunding or refinancing thereof or replacements or successors therefor which may hereafter exist, the "Loan Agreement"), with FAME's right, title and interest under said Loan Agreement, the Bonds of the 2008 Series and certain other collateral of the Company (except Shared Rights, as defined in said Loan Agreement, which with respect to rights of enforcement may be exercised by FAME and the FAME Trustee, as hereinafter defined, jointly or severally, and with respect to rights of consent to the modification of or waiver of compliance may be exercised by FAME and the FAME Trustee, jointly but not severally, and Unassigned Issuer's Rights, as defined in said Loan Agreement) being concurrently with the execution and delivery of the Bonds of the 2008 Series assigned without recourse to Peoples Heritage Bank, as Trustee (the "FAME Trustee"), as security for $11,540,000 principal amount of Taxable Electric Rate Stabilization Revenue Notes Series 1998A (Maine Public Service Company) (the "FAME Notes") as provided for and issued under the Trust Indenture (the "FAME Indenture") between FAME and the FAME Trustee, dated as of May 1, 1998. Under and subject to the terms and conditions of the Loan Agreement, FAME has agreed to make a Loan (as defined therein) to the Company evidenced by a promissory note, the Loan Note (as defined therein), with the obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements or other expenses and indemnification) of the Company due and to become due under the Loan Note or otherwise in respect of the Loan Agreement, in each case, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended or renewed, deferred, refunded, refinanced or restructured, and including all indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, all being hereinafter called the "Loan Agreement Obligations".

     The aggregate principal amount of the Bonds of the 2008 Series which may be authenticated and delivered and outstanding under this Fourth Supplemental Indenture shall be limited to $7,540,000 except for duplicate Bonds, authenticated and delivered pursuant to
Section 2.12 of the Original Indenture. The definitive Bonds of the 2008 Series shall be issued only as registered Bonds without coupons of the denomination of $1.00 and of any multiple thereof and shall be registered in the name of the FAME Trustee.

     The date of authentication on the original issuance of the Bonds of the 2008 Series shall be the date of commencement of the first interest period for such Bonds. All Bonds of the 2008 Series shall mature June 1, 2008, and shall bear interest at the applicable rate of interest as set forth in, and in accordance with, the Loan Agreement until the payment of the principal thereof. Both principal of and interest on the Bonds of the 2008 Series will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts, at the principal office in the City of New York, New York, of the Trustee or, at the office of its successor as Trustee. Interest on the Bonds of the 2008 Series shall, unless otherwise directed by the respective registered holders thereof, be paid by checks payable to the order of the respective holders entitled thereto, and mailed by the Trustee by first class mail, postage prepaid, to such holders at their respective registered addresses as shown on the Bond register for the Bonds of the 2008 Series.

     The definitive Bonds of the 2008 Series may be issued in the form of Bonds engraved, printed or lithographed on steel engraved borders and the signature of the President, or a Vice President and of the Secretary or an Assistant Secretary of the Company may be facsimile. Bonds of the 2008 Series may also be issued as temporary printed, lithographed or typewritten Bonds, and, so long as the registered holder of such Bonds does not request their exchange for Bonds in definitive form, the Company shall not be deemed to have unreasonably delayed the preparation, execution and delivery of definitive Bonds as called for by Section 2.08 of the Original Indenture.

     Notwithstanding any provision in the Original Indenture to the contrary, the person in whose name any Bond of the 2008 Series is registered at the close of business on any record date (as hereinbelow defined) with respect to any interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding the cancellation of such Bond of the 2008 Series upon any transfer or exchange thereof (including any exchange effected as an incident to a partial redemption thereof) subsequent to the record date and prior to such interest payment date, except that, if and to the extent that the Company shall default in the payment of the interest due on such interest payment date, then the registered holders of Bonds of the 2008 Series on such record date shall have no further right to or claim in respect of such defaulted interest as such registered holders on such record date, and the persons entitled to receive payment of any defaulted interest thereafter payable or paid on any Bonds of the 2008 Series shall be the registered holders of such Bonds of the 2008 Series on the record date for payment of such defaulted interest. The term "record date" as used in this Section 2.01, and in the form of the Bonds of the 2008 Series, with respect to any interest payment date applicable to the Bonds of the 2008 Series, shall mean the May 15 next preceding a June 1 interest payment date or the November 15 next preceding a December 1 interest payment date, as the case may be, or a special record date established for defaulted interest as hereinafter provided.

     In the case of failure by the Company to pay any interest when due, the claim for such interest shall be deemed to have been transferred by transfer of any Bond of the 2008 Series registered on the Bond register, and the Company by not less than 10 days written notice to bondholders may fix a subsequent record date, not more than 15 days prior to the date fixed for the payment of such interest, for determination of holders entitled to payment of such interest. Such provision for establishment of a subsequent record date, however, shall in no way affect the rights of bondholders or of the Trustee consequent on any default.

     Except as provided in this Section 2.01, every Bond of the 2008 Series shall be dated as provided in Section 2.05 of the Original Indenture except that upon original issuance of the Bonds of the 2008 Series, the Bonds of the 2008 Series shall be dated the date of authentication. Notwithstanding any provision in the Original Indenture to the contrary, so long as there is no existing default in the payment of interest on the Bonds of the 2008 Series, all Bonds of the 2008 Series authenticated by the Trustee between the record date for any interest payment date and such interest payment date shall be dated such interest payment date and shall bear interest from such interest payment date.

     As permitted by the provisions of Section 2.10 of the Original Indenture and upon payment at the option of the Company of a sum sufficient to reimburse it for any stamp tax or other governmental charge as provided in Section 2.11 of the Original Indenture, Bonds of the 2008 Series may be exchanged for other Bonds of the 2008 Series of different authorized denominations of like aggregate principal amount. Notwithstanding the provisions of Section 2.11 or the last sentence of the first paragraph of Section 2.12 of the Original Indenture, no further sum, other than the sum sufficient to reimburse the Company for any stamp taxes or other governmental charges, shall be required to be paid upon any exchange or replacement of Bonds of the 2008 Series or upon any transfer thereof.

     The Bonds of the 2008 Series shall be nontransferable prior to maturity except upon the prior written consent of the Company or to effect transfer to any successor or assignee of the FAME Trustee if and to the extent that the FAME Trustee shall have assigned its rights under the Loan Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in the City of New York, New York, upon surrender and cancellation of such Bonds of the 2008 Series, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of such Bonds of the 2008 Series or by his duly authorized attorney, and thereupon a new Bond of the 2008 Series, for a like principal amount, will be issued to the successor or assignee of the FAME Trustee, in exchange therefor.

     The Trustee hereunder shall, by virtue of its office as such Trustee, be the registrar and transfer agent of the Company for the purpose of registering and transferring Bonds of the 2008 Series. Notwithstanding any provision in the Original Indenture to the contrary, neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 2008 Series for a period of ten days next preceding any designation of the Bonds of the 2008 Series to be redeemed and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption.

     Section 2.02. Form of Bonds of the 2008 Series. The text of the Bonds of the 2008 Series and the Trustee's authentication certificate to be executed on the Bonds of said series, shall be in substantially the following forms, respectively.

            [FORM OF FACE OF BOND OF THE 2008 SERIES]


No. [      ]                                       $_____________

                  MAINE PUBLIC SERVICE COMPANY
           Second Mortgage and Collateral Trust Bond,
                         Series due 2008

                        Due June 1, 2008

     MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter sometimes called the "Company"), for value received, hereby promises to pay to or registered assigns, on June 1, 2008, the sum of ________________ Dollars (the "Stated Principal Amount") or, if less, the Effective Principal Amount (as hereinafter defined) on such date, and to pay to the registered owner hereof interest on the Stated Principal Amount or, if less, on the Effective Principal Amount from the date hereof at the applicable rate of interest as set forth in, and in accordance with, the Loan Agreement (as hereinafter defined) until the payment of the principal thereof.

     The Bonds of the 2008 Series, including this bond, are issued to secure the obligations of the Company under the Loan Agreement by and between the Finance Authority of Maine ("FAME") and the Company dated as of May 1, 1998 (together with any amendments, modifications or supplements thereto, extensions, renewals, deferrals, refunding or refinancing thereof or replacements or successors therefor which may hereafter exist, the "Loan
Agreement"), with FAME's right, title and interest under said Loan Agreement, the Bonds of the 2008 Series and certain other collateral of the Company (except Shared Rights, as defined in said
Loan Agreement, which with respect to rights of enforcement may be exercised by FAME and the FAME Trustee, as hereinafter defined, jointly or severally, and with respect to rights of consent to the modification of or waiver of compliance may be exercised by FAME and the FAME Trustee, jointly but not severally, and Unassigned
Issuer's Rights, as defined in said Loan Agreement) being concurrently with the execution and delivery of the Bonds of the 2008 Series assigned without recourse to Peoples Heritage Bank, as Trustee (the "FAME Trustee"), as security for $11,540,000 principal amount of Taxable Electric Rate Stabilization Revenue Notes Series
1998A (Maine Public Service Company) (the "FAME Notes") as provided for and issued under the Trust Indenture (the "FAME Indenture") between FAME and the FAME Trustee, dated as of May 1, 1998. Under and subject to the terms and conditions of the Loan Agreement, FAME has agreed to make a Loan (as defined therein) to the Company evidenced by a promissory note, the Loan Note (as defined therein), with the obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements or other expenses and indemnification) of the Company due and to become due under the Loan Note or otherwise in respect of the Loan Agreement, in each case, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended
                                   -12-

or renewed, deferred, refunded, refinanced or restructured, and including all indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, all being hereinafter called the "Loan Agreement Obligations".

The "Effective Principal Amount" of this bond as of the time of any determination is an amount equal to the Loan Agreement Obligations outstanding and unpaid at such time multiplied by a fraction, the numerator of which is 7.54 and the denominator of which is 11.54, such product in turn to be multiplied by a fraction, the numerator of which is the Stated Principal Amount and the denominator of which is $7,540,000.

     The obligation of the Company to make any payment of interest on the Bonds of the 2008 Series, when such interest shall be due and payable (including, but not limited to, June 1, 2008), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Loan Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of the Bonds of the 2008 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that such payment of principal shall be due (including, but not limited to, June 1, 2008), the Company shall have paid for all amounts then due pursuant to Sections 4.2 and 4.3 of the Loan Agreement or otherwise due with respect to the Loan Agreement Obligations.

     The principal of and interest on this bond will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts at the principal office in the City of New York, New York, of the Trustee under the Indenture mentioned on the reverse hereof except that in case of the redemption as a whole at any time of the bonds of this series then outstanding, the Company may designate in the redemption notice other offices or agencies at which, at the option of the registered holder, this bond may be surrendered for redemption and payment. Interest on this bond will be payable at the Corporate Trust office in the City of New York, New York, of the Trustee provided, however, that interest on this bond shall, unless otherwise directed by the registered holder hereof, be paid by check payable to the order of the registered holder entitled thereto and mailed by the Trustee by first class mail, postage prepaid, to such holder at his address as shown on the bond register for the bonds in this series.

     This bond shall not become or be valid or obligatory for any purpose until the authentication certificate hereon shall have been signed by the Trustee.

     The provisions of this bond are continued on the reverse hereof and such continued provisions shall for all purposes have the same effect as though fully set forth at this place.

     IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused these presents to be executed in its name and behalf by its President or one of its Vice Presidents and
                                   -13-

its corporate seal or a facsimile thereof to be affixed hereto and attested by its Secretary or one of its Assistant Secretaries, all as of __________, 19__.

                                   MAINE PUBLIC SERVICE COMPANY

                                   By:
                                      Vice President
Attest:

     Secretary

          [FORM OF REVERSE OF BOND OF THE 2008 SERIES]

     This bond constitutes the entire series designated as Bonds of the 2008 Series, of an authorized issue of bonds of the Company, known as Second Mortgage and Collateral Trust Bonds, issued under and equally secured (except in so far as any sinking fund, replacement fund or other fund established in accordance with the provisions of the Indenture hereinafter mentioned may afford additional security for the bonds of any specific series) by an Indenture of Second Mortgage and Deed of Trust dated as of October 1, 1985, duly executed and delivered by the Company to IBJ Schroder Bank & Trust Company, as Trustee, to which Indenture of Second Mortgage and Deed of Trust as supplemented and modified by indentures supplemental thereto, including a Fourth Supplemental Indenture dated as of May 1, 1998, duly executed by the Company to said Trustee and all further indentures supplemental thereto (herein sometimes collectively called the "Indenture"). Reference is hereby made for a description of the property mortgaged and pledged as security for said bonds, the nature and extent of the security, and the rights, duties and immunities thereunder of the Trustee, the rights of the holders of said bonds and of the Trustee and of the Company in respect of such security, and the terms upon which said bonds may be issued thereunder.

     This bond shall be subject to redemption as a whole or in part, at any time, at the option of the Company prior to maturity upon payment of the principal amount hereof in the manner provided for in the Indenture. Upon the occurrence of certain Events of Default specified in Section 9.03 of the FAME Indenture (including, but not limited to, the failure to pay when due the principal of, and interest on, any FAME Note), the Trustee may (and upon the written request of the Holders of not less than 25% in the aggregate amount of FAME Notes then outstanding, shall) declare the principal amount of all FAME Notes then outstanding, together with the interest accrued thereon, to be due and payable immediately.
Upon any such declaration of acceleration under the FAME Indenture, the FAME Trustee may immediately exercise its rights (i) under the Loan Agreement to declare all payments thereunder to be immediately due and payable, and (ii) to demand redemption of this bond by the Company. In such event, this bond shall be redeemed by the Company at the Stated Principal Amount hereof plus unpaid interest accrued to the date of redemption.
                                   -14-
     If this bond (or any portion thereof (One Dollar or a multiple thereof)) is duly called for redemption and payment duly provided for as specified in the Indenture, this bond shall cease to be entitled to the lien of the Indenture from and after the date payment is so provided for and shall cease to bear interest from and after the redemption date.

     Except as may be otherwise provided in any agreement entered into pursuant to the provisions of said Fourth Supplemental Indenture, in the event of the selection for redemption of a portion only of the principal of this bond, payment of the redemption price will be made only (a) upon presentation of this bond for notation hereon of such payment of the portion of the principal of this bond so called for redemption, or (b) upon surrender of this bond in exchange for a bond or bonds of authorized denominations of the same series, for the unredeemed balance of the principal amount of this bond.

     The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of the not less than seventy-five percent in principal amount of the bonds (exclusive of bonds disqualified by reason of the Company's interest therein) at the time outstanding, including, if more than one series of bonds shall be at the time outstanding, not less than sixty percent in principal amount of each series affected, to effect, by an indenture supplemental to the Indenture, modifications or alterations of the Indenture and of the rights and obligations of the Company and of the holders of the bonds; provided, however, that no such modification or alteration shall be made without the written approval or consent of the registered holder hereof which will (a) extend the maturity of this bond or reduce the rate or extend the time of payment of interest hereon or reduce the amount of the principal hereof, or (b) permit the creation of any lien, not otherwise permitted, prior to or on a parity with the lien of the Indenture, or (c) reduce the percentage of the principal amount of the bonds upon the approval or consent of the holders of which modifications or alterations may be made as aforesaid.

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

     This bond is nontransferable prior to its maturity except upon the prior written consent of the Company or to effect transfer to any successor or assignee of the FAME Trustee if and to the extent that the FAME Trustee shall have assigned its rights under the Loan Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in the City of New York, New York, upon surrender of this bond for cancellation and upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Fourth Supplemental Indenture, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of this bond or by his duly

                                   -15-

authorized attorney, and thereupon a new bond of this series, for a like principal amount, will be issued to the successor or assignee of the FAME Trustee in exchange therefor, as provided in the Indenture.

     The registered holder of this bond at his option may surrender the same for cancellation at said office of the Trustee and to receive in exchange therefor the same aggregate principal amount of registered bonds of the same series but of other authorized denominations upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Fourth Supplemental Indenture and subject to the terms and conditions therein set forth.

     Neither the Company nor the Trustee shall be required to make transfers or exchanges of bonds of this series for a period of ten days next preceding any designation of bonds of said series to be redeemed, and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption. Subject to the provisions of said Fourth Supplemental Indenture, if this bond is surrendered for any transfer or exchange between the record date for any interest payment date and such interest payment date, the new bond will be dated such interest payment date.

     The Indenture provides that in the event of any default in payment of the interest due on any interest payment date, such interest shall not be payable to the holder of the bond on the original record date but shall be paid to the registered holder of such bond on the subsequent record date established for payment of such defaulted interest.

     If a default as defined in the Indenture shall occur, the principal of this bond may become or be declared due and payable before maturity in the manner and with the effect provided in the Indenture. The holders, however, of certain specified percentages of the bonds at the time outstanding, including in certain cases specific percentages of bonds of particular series, may in these cases, to the extent and under the conditions provided in the Indenture, waive past defaults thereunder and the consequences of such defaults.

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



                                   -16-

       [FORM OF TRUSTEE'S AUTHENTICATION CERTIFICATE FOR
                    BONDS OF THE 2008 SERIES]

     This is one of the bonds, of the series designated therein, described in the within mentioned Indenture.

                                        IBJ SCHRODER BANK & TRUST
                                           COMPANY,
                                                  As Trustee,
                                   By:
                                       Authorized Officer


     Section 2.03. Discharge of Company's Obligation for Payment. The obligation of the Company to make any payment of interest on Bonds of the 2008 Series, when such interest shall be due and payable (including, but not limited to, June 1, 2008), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Loan Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of Bonds of the 2008 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that any such payment of principal shall be due (including, but not limited to, June 1, 2008), the Company shall have paid the FAME Trustee for all amounts then due pursuant to Sections 4.2 and 4.3 of the Loan Agreement. The Trustee may conclusively presume that at any particular time, the obligations of the Company to make payments with respect to the principal of and interest on the Bonds of the 2008 Series shall have been satisfied and discharged up until such time unless and until the Trustee shall have received a notice as described in Section 12.01(l) of the Indenture. Whenever all of the Loan Agreement Obligations shall have been satisfied, the aggregate principal amount of all of the Bonds of the 2008 Series shall be surrendered by the FAME Trustee to the Trustee for cancellation, and upon such surrender shall be deemed fully paid.

     Section 2.04.  Redemption Provisions for the Bonds of the 2008
Series.   Subject to the terms of the Loan Agreement applicable to
prepayment of the Loan Note, the Bonds of the 2008 Series shall be subject to redemption as a whole or in part, at any time, at the option of the Company prior to maturity upon payment of an amount equal to the Stated Principal Amount thereof or, if less, the Effective Principal Amount thereof including interest accrued thereon to the redemption date.

     Upon the occurrence of certain Events of Default specified in
Section 9.03 of the FAME Indenture (including, but not limited to, the failure to pay when due the principal of, and interest on, any FAME Note), the Trustee may (and upon the written request of the Holders of not less than 25% in the aggregate amount of FAME Notes then outstanding, shall) declare the principal amount of all FAME
Notes then outstanding, together with the interest accrued thereon, to be
                                   -17-

due and payable immediately. Upon any such declaration of acceleration under the FAME Indenture, the FAME Trustee may immediately exercise its rights (i) under the Loan Agreement to declare all payments thereunder to be immediately due and payable, and (ii) to demand redemption of the Bonds of the 2008 Series by the Company. In such event, all Bonds of the 2008 Series then outstanding shall be redeemed by the Company, on the date such FAME Notes shall have become immediately due and payable, at the Stated Principal Amount or, if less, the Effective Principal Amount thereof including interest accrued thereon to the redemption date.

     The Trustee may conclusively presume that no redemption of Bonds of the 2008 Series is required pursuant to this Section 2.04 unless and until the Trustee shall have received a written notice from the FAME Trustee as described in Section 12.01(l) of the Indenture.

     Any redemption pursuant to this Section 2.04 shall be made, together in any case with interest accrued thereon to the redemption date, upon not less than 30 days' nor more than 90 days' notice given by first class mail, postage prepaid, to the holder of record at the date of such notice of each Bond of the 2008 Series at his address as shown on the Bond register for Bonds of the 2008 Series. Such notice shall be sufficiently given if deposited in the United States mail within such period. Neither the failure to mail such notice, nor any defect in any notice so mailed to any such holder, shall affect the sufficiency of such notice with respect to other holders. No notice of redemption need be given if the holders of all Bonds of the 2008 Series called for redemption waive notice thereof in writing and such waiver is filed with the Trustee.

     Section 2.05   Bondholders' List.  Notwithstanding the provisions of
Section 11.02(B) of the Original Indenture, any one of the holders of the Bonds of the 2008 Series shall be entitled to make application to the Trustee for a Bondholders' list as provided for in Section 11.02.

     Section 2.06 Mutilated, Lost or Destroyed Bonds. Notwithstanding the provisions of Section 2.12 of the Original Indenture, for so long as any holder of Bonds of the 2008 Series shall be an institutional holder, an unsecured indemnity provided by such holder shall be deemed acceptable for purposes of requesting a replacement bond for a mutilated, lost or destroyed Bond of the 2008 Series.

     Section 2.07 Duration of Effectiveness of Article Two. This Article shall be of force and effect only so long as any Bonds of the 2008 Series are outstanding.

                          ARTICLE THREE

                  Modification of the Indenture

     Section 3.01. Section 12.01 of the Indenture is hereby amended by adding a new clause (l) to said Section which reads as follows:
                                   -18-
     "(l) so long as any of the Bonds of the 2008 Series are outstanding, upon receipt by the Trustee of a notice from the holder of the Bonds of the 2008 Series that an event of default has occurred under the Loan Agreement has occurred and is continuing;"

     Section 3.02. Duration of Effectiveness of Article Three. This Article shall be of force and effect only so long as any Bonds of the 2008 Series are outstanding.

                          ARTICLE FOUR

     Authentication and Delivery of Bonds of the 2008 Series

     Section 4.01. Upon the execution and delivery of this Fourth Supplemental Indenture, Bonds of the 2008 Series in the aggregate amount of Seven Million Five Hundred Forty Thousand Dollars ($7,540,000) may forthwith, or from time to time thereafter, and upon compliance by the Company with the provisions of Article Five of the Indenture, be executed by the Company and delivered to the Trustee and shall thereupon be authenticated and delivered by the Trustee to or upon the written order of the Company. Additional Bonds of the 2008 Series may be executed, authenticated and delivered from time to time as permitted by the provisions of Article Five of the Original Indenture.


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

     Section 5.02. This Fourth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, as amended and supplemented, and shall form a part thereof, and, except as hereby supplemented, the Original Indenture, as amended and supplemented, is hereby ratified, approved and confirmed.

     Section 5.03. The recitals contained in this Fourth Supplemental Indenture are made by the Company and not by the Trustee and all of the provisions contained in the Original Indenture, as amended and supplemented, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall, except as hereinabove modified, be applicable in respect hereof as fully and with like effect as if set forth herein in full.
                                   -19-
     Section 5.04. Nothing in this Fourth Supplemental Indenture contained shall be deemed to abrogate, modify or contravene any provisions of the Original Indenture, as amended and supplemented, required to be included therein by any of the provisions of Section
310 to 318, inclusive, of the Trust Indenture Act of 1939, it being the intention hereof that said provisions of the Original
Indenture, as amended and supplemented, shall continue in full force and effect. Unless otherwise indicated, the terms used in this Fourth Supplemental Indenture are intended to have the meanings given to such terms in the Original Indenture, as amended and supplemented.

     Section 5.05. Nothing in this Fourth Supplemental Indenture expressed or implied is intended or shall be construed to give to any person other than the Company, the Trustee, and the holders of the Bonds issued and to be issued under the Indenture, any legal or equitable right, remedy or claim under or in respect of the Original Indenture, as amended and supplemented, or this Fourth Supplemental Indenture, or under any covenant, condition or provisions therein or herein or in the Bonds contained; and all such covenants, conditions and provisions are and shall be held to be for the sole and exclusive benefit of the Company, the Trustee and the holders of the Bonds issued and to be issued under the Indenture.

     Section 5.06. The titles of Articles and any wording on the cover of this Fourth Supplemental Indenture are inserted for convenience only.

     Section 5.07. All the covenants, stipulations, promises and agreements in this Fourth Supplemental Indenture contained made by or on behalf of the Company or of the Trustee shall inure to and bind their respective successors and assigns.

     Section 5.08. Although this Fourth Supplemental Indenture is dated for convenience and for the purpose of reference as of May 1, 1998, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgments hereto annexed.

     Section 5.09. In order to facilitate the recording or filing of this Fourth Supplemental Indenture, the same may be simultaneously executed in several counterparts, each of which shall be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

     IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused this Fourth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents and its corporate seal to be hereunto affixed and attested by its Secretary, or one of its Assistant Secretaries; and IBJ SCHRODER BANK & TRUST COMPANY in token of its acceptance of the trust hereby created has caused this Fourth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents or one of its Second Vice Presidents and its corporate seal to be hereunto affixed and attested by its Assistant Secretary, all as of the day and year first above written.

                                   MAINE PUBLIC SERVICE COMPANY


                                   /s/ Larry E. LaPlante
                                   Name:Larry LaPlante
                                   Title:Vice President

CORPORATE SEAL


Attest:


/s/ Kurt A. Tornquist
Name: Kurt A. Tornquist
Title:  Assistant Secretary

Signed, sealed and delivered
by MAINE PUBLIC SERVICE COMPANY
in the presence of:


/s/ Marilyn L. Bouchard
Marilyn L. Bouchard

/s/ Alice E. Shepard
Alice E. Shepard

                                   IBJ SCHRODER BANK & TRUST
                                   COMPANY

                                   /s/ Luis Perez

                                   Name:Luis Perez
                                   Title:Vice President

CORPORATE SEAL


Attest:



/s/ Max Volmar
Name: Max Volmar
Title: Assistant Secretary

Signed, sealed and delivered
by IBJ SCHRODER BANK & TRUST
COMPANY in the presence of:


/s/ Terence Rawlins
Name:  Terence Rawlins
Title:  Assistant Vice President



Name:
Title:

STATE OF MAINE           )
                         : ss.:
COUNTY OF AROOSTOOK )

                                                     May 26, 1998

     Then personally appeared the above-named Larry LaPlante Vice
President of Maine Public Service Company and acknowledged the foregoing instrument to be his free act and deed in his said capacity and the free act and deed of said corporation.

     Before me,

                                        /s/ Alice E. Shepard

                                        Notary Public

STATE OF NEW YORK        )
                         : ss.:
COUNTY OF NEW YORK  )


                                                     May 27, 1998

     Then personally appeared the above-named Luis Perez, a Vice
President of IBJ Schroder Bank & Trust Company and acknowledged the foregoing instrument to be his free act and deed in his said capacity and the free act and deed of said corporation.

     Before me,

                                        /s/ Michael W. Lofton
                                        Notary Public

                                   My Commission expires: Dec. 29, 1999

                                                                 Exhibit 10(w)








                         ASSET PURCHASE AGREEMENT

                                   AMONG

                       MAINE PUBLIC SERVICE COMPANY,

                         MAINE AND NEW BRUNSWICK
                    ELECTRICAL POWER COMPANY, LIMITED

                                   AND

                         WPS POWER DEVELOPMENT, INC.





                         Dated As Of: July 7, 1998




























                              TABLE OF CONTENTS

                                                             Page

ARTICLE I  DEFINITIONS . . . . . . . . . . . . . . . . . . . . .1
     1.1  Definitions. . . . . . . . . . . . . . . . . . . . . .1

ARTICLE II  PURCHASE AND SALE. . . . . . . . . . . . . . . . . 12
     2.1  The Purchase and Sale. . . . . . . . . . . . . . . . 12
     2.2  Excluded Assets. . . . . . . . . . . . . . . . . . . 12
     2.3  Assumed Obligations. . . . . . . . . . . . . . . . . 13
     2.4  Excluded Liabilities . . . . . . . . . . . . . . . . 15

ARTICLE III  PURCHASE PRICE. . . . . . . . . . . . . . . . . . 18
     3.1  Purchase Price . . . . . . . . . . . . . . . . . . . 18
     3.2  Purchase Price Adjustment. . . . . . . . . . . . . . 18
     3.3  Allocation of Purchase Price and Assumed
          Obligations. . . . . . . . . . . . . . . . . . . . . 18
     3.4  HST Election . . . . . . . . . . . . . . . . . . . . 19
     3.5  Proration. . . . . . . . . . . . . . . . . . . . . . 19

ARTICLE IV  THE CLOSING. . . . . . . . . . . . . . . . . . . . 20
     4.1  Time and Place of Closing. . . . . . . . . . . . . . 20
     4.2  Payment of Purchase Price. . . . . . . . . . . . . . 20
     4.3  Deliveries by the Sellers. . . . . . . . . . . . . . 20
     4.4  Deliveries by the Buyer.   . . . . . . . . . . . . . 22

ARTICLE V  REPRESENTATIONS AND WARRANTIES OF THE SELLERS . . . 23
     5.1  Organization; Qualification. . . . . . . . . . . . . 23
     5.2  Authority Relative to this Agreement . . . . . . . . 23
     5.3  Consents and Approvals; No Violation . . . . . . . . 24
     5.4  Reports. . . . . . . . . . . . . . . . . . . . . . . 25
     5.5  Financial Statements . . . . . . . . . . . . . . . . 25
     5.6  Undisclosed Liabilities. . . . . . . . . . . . . . . 25
     5.7  Absence of Certain Changes or Events . . . . . . . . 25
     5.8  Title to and Condition of Properties . . . . . . . . 26




















     5.9  Leases . . . . . . . . . . . . . . . . . . . . . . . 27
     5.10 Insurance. . . . . . . . . . . . . . . . . . . . . . 28
     5.11 Environmental Matters. . . . . . . . . . . . . . . . 28
     5.12 Labor Matters. . . . . . . . . . . . . . . . . . . . 29
     5.13 ERISA; Benefit Plans.. . . . . . . . . . . . . . . . 29
     5.14 Condemnation . . . . . . . . . . . . . . . . . . . . 31
     5.15 Certain Contracts and Arrangements . . . . . . . . . 32
     5.16 Legal Proceedings, etc . . . . . . . . . . . . . . . 32
     5.17 Permits. . . . . . . . . . . . . . . . . . . . . . . 33
     5.18 Regulation as a Utility. . . . . . . . . . . . . . . 33
     5.19 Taxes. . . . . . . . . . . . . . . . . . . . . . . . 33
     5.20 Sufficiency of Purchased Assets. . . . . . . . . . . 34
     5.21 Buyer's Knowledge. . . . . . . . . . . . . . . . . . 34

ARTICLE VI  REPRESENTATIONS AND WARRANTIES OF THE BUYER. . . . 34
     6.1  Organization . . . . . . . . . . . . . . . . . . . . 34
     6.2  Authority Relative to this Agreement . . . . . . . . 34
     6.3  Consents and Approvals; No Violation . . . . . . . . 35
     6.4  Regulation as a Utility. . . . . . . . . . . . . . . 36
     6.5  Disclosure . . . . . . . . . . . . . . . . . . . . . 36

ARTICLE VII  COVENANTS OF THE PARTIES. . . . . . . . . . . . . 36
     7.1  Conduct of Business Relating to the Purchased
          Assets . . . . . . . . . . . . . . . . . . . . . . . 36
     7.2  Access to Information. . . . . . . . . . . . . . . . 38
     7.3  Expenses . . . . . . . . . . . . . . . . . . . . . . 40
     7.4  Further Assurances . . . . . . . . . . . . . . . . . 40
     7.5  Public Statements. . . . . . . . . . . . . . . . . . 41
     7.6  Consents and Approvals; Financing. . . . . . . . . . 41
     7.7  Fees and Commissions . . . . . . . . . . . . . . . . 42
     7.8  Tax Matters. . . . . . . . . . . . . . . . . . . . . 42
     7.9  Supplements to Schedules . . . . . . . . . . . . . . 43
     7.10 Employees. . . . . . . . . . . . . . . . . . . . . . 43
     7.11 Risk of Loss . . . . . . . . . . . . . . . . . . . . 47
     7.12 Real Estate Title; Title Insurance; Surveys. . . . . 48
     7.13 Wyman Agreements . . . . . . . . . . . . . . . . . . 49

ARTICLE VIII  CONDITIONS PRECEDENT . . . . . . . . . . . . . . 50
     8.1  Conditions to Each Party's Obligations . . . . . . . 50
     8.2  Conditions to Obligations of the Buyer . . . . . . . 50
     8.3  Conditions to Obligations of the Sellers . . . . . . 52

ARTICLE IX  INDEMNIFICATION. . . . . . . . . . . . . . . . . . 53
     9.1  Indemnification. . . . . . . . . . . . . . . . . . . 53
     9.2  Defense of Claims. . . . . . . . . . . . . . . . . . 55

ARTICLE X  TERMINATION AND ABANDONMENT . . . . . . . . . . . . 57
     10.1 Termination. . . . . . . . . . . . . . . . . . . . . 57
     10.2 Procedure and Effect of Termination. . . . . . . . . 57

ARTICLE XI  MISCELLANEOUS PROVISIONS . . . . . . . . . . . . . 58
     11.1 Amendment and Modification . . . . . . . . . . . . . 58
     11.2 Waiver of Compliance; Consents . . . . . . . . . . . 58
     11.3 Notices. . . . . . . . . . . . . . . . . . . . . . . 58
     11.4 Assignment . . . . . . . . . . . . . . . . . . . . . 59
     11.5 Governing Law. . . . . . . . . . . . . . . . . . . . 59
     11.6 Counterparts . . . . . . . . . . . . . . . . . . . . 60
     11.7 Interpretation . . . . . . . . . . . . . . . . . . . 60
     11.8 Schedules and Exhibits . . . . . . . . . . . . . . . 60
     11.9 Entire Agreement . . . . . . . . . . . . . . . . . . 60

EXHIBITS:

Bill of Sale                                                    A
Buy-Back Agreement                                              B
Continuing Site Agreement                                       C
Instrument of Assumption (MPS Liabilities)                    D-1
Instrument of Assumption (MNB Liabilities)                    D-2
Interconnection Agreements                                      E
Form of Opinion (Sellers' U.S. Counsel)                       G-1
Form of Opinion (Sellers' Canadian Counsel)                   G-2
Form of Opinion (Buyer's U.S. Counsel)                          H

SCHEDULES:

Canadian Personal Property                         1.1(a)(7)(iii)
FERC Licenses                                          1.1(a)(32)
NEB Licenses                                           1.1(a)(51)
Permitted Encumbrances                                 1.1(a)(55)
Transferable Permits                                   1.1(a)(70)
U.S. Personal Property                            1.1(a)(72)(iii)
Excluded Facilities and Equipment                          2.2(d)
Qualifications and Licenses to do Business                    5.1
Consents, Approvals, Violations, Defaults of Sellers          5.3
Undisclosed Liabilities                                       5.6
Material Changes and Events                                   5.7
Title Exceptions                                           5.8(a)
Condition of Assets                                        5.8(b)
Real Estate                                                5.8(c)
Real Property Leases                                          5.9
Insurance Exceptions                                         5.10
Environmental Permits, Agreements and Consent Order          5.11
Employment Claims and Exceptions                             5.12
Benefit Plans                                             5.13(a)
ERISA Fundings Obligations and Exceptions                 5.13(b)
Real Estate Condemnation                                     5.14
Contracts, Agreements, and Personal Property Leases       5.15(a)
Exception to Contractual Obligations                      5.15(b)
Material Defaults                                         5.15(c)
Legal Proceedings                                            5.16
Material Permits (other than Environmental Permits)
Violations of Material Permits, Related Laws, Statutes, Etc. 5.17
Tax Exceptions                                               5.19
Consents, Approvals, Violations and Defaults of Buyer         6.3
Index of Disclosure Materials                                 6.5
Maintenance and Capital Expenditures                          7.1

Buyer's Environmental Testing                                 7.2
Employees                                                 7.10(a)
Labor Agreements                                          7.10(b)

     THIS ASSET PURCHASE AGREEMENT, dated as of July 7, 1998 (this "Agreement"), by and among MAINE PUBLIC SERVICE COMPANY, a Maine corporation ("MPS"), MAINE AND NEW BRUNSWICK ELECTRICAL POWER COMPANY, LIMITED, a New Brunswick corporation ("MNB", and together with MPS, the "Sellers"), and WPS POWER DEVELOPMENT, INC., a Wisconsin corporation ("PDI" or the "Buyer"),

                      W I T N E S S E T H:

     WHEREAS, the Buyer desires to purchase (or to cause its designee to purchase), and the Sellers desire to sell, the U.S. Assets and the Canadian Assets (each as defined herein and together, the "Purchased Assets"), and the Buyer has agreed to assume (or to cause its designee to assume) the Assumed Obligations (as defined herein), in each case upon the terms and conditions hereinafter set forth in this Agreement;

     NOW, THEREFORE, in consideration of the mutual covenants, representations, warranties and agreements hereinafter set forth, and intending to be legally bound hereby, the parties hereto agree as follows:

                            ARTICLE I

                           DEFINITIONS

     1.1  Definitions.

     (a) As used in this Agreement, the following terms have the meanings specified in this Section 1.1(a).

               (1) "Affiliate" has the meaning set forth in Rule 12b-2 of the General Rules and Regulations under the Exchange Act.

               (2)  "assessment" includes a reassessment.

               (3) "Bill of Sale" means a bill of sale to be delivered by a Seller at the Closing with respect to the Purchased Assets of such Seller which constitute personal property and which are to be transferred at the Closing, substantially in the form of Exhibit A hereto.

               (4) "Business Day" means any day other than Saturday, Sunday and any day which is a legal holiday or a day on which banking institutions in Portland, Maine are authorized by law or other governmental action to close.

               (5) "Buy-Back Agreement" means the Buy-Back Agreement substantially in the form of Exhibit B hereto, dated the date of the Closing, pursuant to which the Buyer or its designee agrees to sell to MPS, and MPS agrees to purchase from the Buyer or its designee, energy and capacity as provided therein.







               (6) "Buyer Representatives" means the Buyer's accountants, employees, counsel, environmental consultants, financial advisors and other authorized representatives.

               (7) "Canadian Assets" means, subject to Section 2.2, all of the right, title and interest in, to and under the real and personal property, tangible or intangible, owned by either of the Sellers and constituting the Tinker Generating Station or used principally for generation purposes in connection with such dams and reservoirs and which are located in Aroostook Junction, New Brunswick, or which constitute transmission and distribution assets located in New Brunswick, Canada, including, but not limited to, the following assets owned by either of the Sellers:

                    (i) the Real Estate (including all buildings, structures, fixtures and other improvements thereon, all applicable easements and other access rights, and all other rights and privileges belonging or appertaining thereto) described on Schedule 5.8(c) as associated with the Canadian Assets (the "Canadian Real Property");

                    (ii) inventories of supplies, materials and critical spares located on or in transit to the Canadian Real Property on the Closing Date;

                   (iii) the machinery, equipment, vehicles, furniture and other personal property located on the Canadian Real Property on the Closing Date, including, without limitation, the items of personal property included in Schedule 1.1(a)(7)(iii) as being associated with the Canadian Assets, and all warranties against manufacturers or vendors relating thereto, to the extent assignable to the Buyer or its designee and subject to the receipt of any necessary consents;

                    (iv) the contracts, agreements, and real and personal property leases listed on Schedules 5.9, 5.15(a) and 7.10(b) as being associated with the Canadian Assets;

                    (v) the Transferable Permits listed on Schedule 1.1(a)(70) as being associated with the Canadian Assets; and

                    (vi) all books, operating records, operating, safety and maintenance manuals, engineering design plans, blueprints and as-built plans, specifications, procedures and similar items relating specifically to the aforementioned assets other than books of account.

               (8) "Capital Expenditures" means those capital expenditures which are identified as capital expenditures with respect to the Purchased Assets and in the amounts identified on Schedule 7.1.

               (9)  "Capital Improvements" means those
     modifications or improvements to the Purchased Assets described on Schedule 7.1 as associated with the Capital
     Expenditures.
                                   -2-

               (10) "Caribou Fossil Assets" means those portions of Caribou Station relating to the generation of electricity through fossil fuels.

               (11) "Caribou Hydro Assets" means those portions of the Caribou Station relating to the generation of electricity through hydro power.

               (12) "Caribou Station" means the electric generating facility located in Caribou, within the County of Aroostook, Maine and known as the Caribou Station.

               (13) "CERCLA" means the Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended.

               (14) "Closing" means the closing of the sale of the Purchased Assets and the assumption of the Assumed Obligations as described in
     Section 4.1 hereof.

               (15) "Closing Date" means the actual date of the Closing.

               (16) "Closing Documents" means, collectively, this Agreement, the Bills of Sale, the Buy-Back Agreement, the Continuing Site Agreement, the Instruments of Assumption, the Interconnection Agreements, and each of the documents, instruments, certificates, opinions, and agreements which are required to be delivered pursuant hereto and thereto.

               (17) "COBRA" means the health care continuation coverage provisions of the Consolidated Omnibus Budget Reconciliation Act of 1986, as amended.

               (18) "Code" means the Internal Revenue Code of 1986, as amended.

               (19) "Confidentiality Agreement" means the Confidentiality Agreement, dated October 20, 1997, between MPS and PDI.

               (20) "Continuing Site Agreement" means the Continuing Site/Interconnection Agreement in substantially the form of Exhibit C hereto, dated the date of the Closing, between MPS and the Buyer or its designee.

               (21) "DEP" means the Maine Department of Environmental
     Protection.

               (22) "designee of the Buyer", "Buyer's designee", "its designee" (when referring to the Buyer), and any similar phrase, means one or more wholly owned, direct or indirect subsidiaries of the Buyer formed in a jurisdiction of the United States to own all title and interests in and to the U.S. Assets, the Canadian Assets, or both.

               (23) "Easements" means, with respect to the Purchased Assets, the reservations of easements to be included in the deeds of conveyance with respect to such assets, or, in the case of the Flo's Inn Station, the easement to be granted to Buyer or its designee, substantially as set forth in Schedule 5.8(c) hereto.
                                   -3-


               (24) "Encumbrances" means any mortgages, pledges, liens, security interests, conditional and installment sale agreements, activity and use limitations, conservation easements, deed restrictions, encumbrances and charges of any kind.

               (25) "Environmental Laws" means all federal, state, provincial, foreign and local laws, regulations, rules, ordinances, codes, decrees, judgments, directives, or judicial or administrative orders relating to pollution or protection of the environment, natural resources or human health and safety, including, without limitation, laws relating to Releases or threatened Releases of Hazardous Substances (including, without limitation, into or through ambient air, surface water, groundwater, land surface and subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, Release, transport or handling of Hazardous Substances, including without limitation the Clean Water Act (United States), the Clean Air Act (United States), the Resource Conservation and Recovery Act (United States), the Toxic Substances Control Act (United States), CERCLA (United States), Fisheries Act (Canada), Environmental Assessment Act (Canada), Navigable Waters Protection Act (Canada), Clean Air Environmental Act (New Brunswick, Canada), Clean Water Act (New Brunswick, Canada), and Pesticides Control Act (New Brunswick, Canada), in each case as amended, and their state or provincial and local counterparts.

               (26) "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

               (27) "ERISA Affiliate" means any corporation that is or ever has been a member of a controlled group of corporations with the Sellers, any trade or business (whether or not incorporated) that is or ever has been under common control with the Sellers, any member of a current or former affiliated service group including the Sellers, and any entity that is or ever has been required to be treated as a single employer with the Sellers, under Section 414(b), (c), (m), or (o) of the Code.

               (28) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

               (29) "Excise Tax Act (Canada)" means the Excise Tax Act, R.S.C 1985 c.E-15, as amended.

               (30) "Federal Power Act" means the Federal Power Act of 1935.

               (31) "FERC" means the Federal Energy Regulatory Commission.

               (32) "FERC Licenses" means the licenses identified in Schedule 1.1(a)(32) hereto.

               (33) "Flo's Inn Station" means the electric generating facilities located in Presque Isle, within the County of Aroostook, Maine and known as the Flo's Inn Generating Station.

               (34) "generally accepted accounting principles" means generally accepted accounting principles in the United States.

               (35) "Hazardous Substances" means (a) any petrochemical or petroleum products, oil or coal ash, radioactive materials, radon gas, asbestos in any form that is or could become friable, urea formaldehyde foam insulation and transformers or other equipment that contain dielectric fluid which may contain levels of polychlorinated biphenyls; (b) any chemicals, materials or substances defined as or included in the definition of "hazardous substances", "hazardous wastes", "hazardous materials", "restricted hazardous materials", "extremely hazardous substances", "toxic substances", "contaminants" or "pollutants" or words of similar meaning and regulatory effect; or (c) any other chemical, material or substance, exposure to which is prohibited, limited or regulated by any applicable Environmental Law.

               (36) "HIPAA" means the Health Insurance Portability and Accountability Act of 1996, as amended.

               (37) "Holding Company Act" means the Public Utility Holding Company Act of 1935, as amended.

               (38) "Houlton Station" means the electric generating facilities located in Houlton, Maine and known as the Houlton Station.

               (39) "HSR Act" means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

               (40) "HST" means the tax levied under Part IX of the Excise Tax Act (Canada).

               (41) "Income Tax" means any federal, state, provincial, local or foreign Tax (a) based upon, measured by or calculated with respect to net income, profits or receipts (including, without limitation, capital gains Taxes and minimum Taxes) or (b) based upon, measured by or calculated with respect to multiple bases (including, without limitation, corporate franchise taxes) if one or more of the bases on which such Tax may be based, measured by or calculated with respect to, is described in clause
     (a), in each case together with any interest, penalties, or additions to such Tax.

               (42) "Indentures" means:

                    (i) the Indenture of Mortgage and Deed of Trust, dated as of October 1, 1945, between MPS and First Trust of Illinois (successor to Continental Illinois National Bank and Trust Company of Chicago), as Trustee, as supplemented; and

                  (ii) the Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, between MPS and IBJ Schroder Bank & Trust Company (successor to J. Henry Schroder Bank & Trust Company), as Trustee, as supplemented.

               (43) "Instruments of Assumption" means the Instrument of Assumption substantially in the form of Exhibit D-1 hereto relating to the assumption by the Buyer or its designee of the liabilities and obligations of MPS described therein and the Instrument of Assumption substantially in the form of Exhibit D-2 hereto relating to the assumption by the Buyer or its designee of the liabilities and obligations of MNB described therein, in each case, to be delivered at the Closing.

               (44) "Interconnection Agreements" means the Interconnection Agreements substantially in the form of Exhibit E, dated the date of the Closing, between MPS and the Buyer or its designee.

               (45) "Knowledge", "to the knowledge of", and any similar phrase,
     (i) when referring to the Sellers, means the actual and conscious knowledge of the following members of management of MPS: Paul R. Cariani, Frederick
     C. Bustard, Stephen A. Johnson, Edward Howard, Larry E. LaPlante, David Holabird, or Peter Louridas after reasonable inquiry by them of selected employees of the Sellers whom they believe, in good faith, to be the persons generally responsible for the subject matters to which the knowledge is pertinent; and (ii) when referring to Buyer, the actual and conscious knowledge of the following persons: Gerald L. Mroczkowski, Richard J. Suslick, Keith M. Uffelman, Richard R. Heidel, Thomas G. Balzola, Lisa M. Cribben, and Gregory W. Egtvedt, after reasonable inquiry by them of selected employees of Buyer whom they believe, in good faith, to be the persons generally responsible for the subject matters to which the knowledge is pertinent.

               (46) "Labor Agreement" means a collective bargaining agreement or other employment-related agreement identified on Schedule 7.10(b).

               (47) "Maintenance Expenditures" means those maintenance expenditures which are identified as maintenance expenditures with respect to the Purchased Assets and in the amounts identified on Schedule 7.1.

               (48) "Maintenance and Capital Expenditures Amount" means the aggregate amount of all funds actually expended on, or for which liabilities were accrued in accordance with generally accepted accounting principles applied on a consistent basis with respect to, Maintenance Expenditures and Capital Expenditures by the Sellers, if any, during the period beginning on the date hereof and ending on the Closing Date, but not in excess of the aggregate amount set forth in Schedule 7.1.

               (49) "Material Adverse Effect" means any change or changes in, or effect on, the Purchased Assets, the operation, maintenance or condition (financial or otherwise) of the Purchased Assets, or the business of the Sellers in connection therewith after the date of this Agreement, or any change or changes in, or effect on, the Assumed Obligations after the date of this Agreement, in each case that is, individually, or in the aggregate are materially adverse to the Purchased Assets, the operation, maintenance, or condition (financial or otherwise) of the Purchased
     Assets, the business of the Sellers, or the intended business of the Buyer as contemplated herein in connection therewith, or to the

     Assumed Obligations, taken as a whole, other than (i) any change or effect resulting from changes in the international, national, U.S., Canadian, regional or local wholesale or retail markets for electric power, (ii) any change or effect resulting from changes in the international, national, U.S., Canadian, regional or local markets for any fuel used at the Purchased Assets, (iii) any change or effect resulting from changes in the North American, national, U.S., Canadian, regional or local electric transmission systems, (iv) any changes or effects resulting from changes in U.S., Canadian, state, provincial or local laws, regulations or ordinances affecting the Purchased Assets, and (v) any materially adverse change in or effect on the Purchased Assets, the operation, maintenance or condition (financial or otherwise) of the Purchased Assets, the business of the Sellers (or of the Buyer after the Closing, as the case may be) in connection therewith, or the Assumed Obligations which is cured (including by the payment of money) by the Sellers to the reasonable satisfaction of the Buyer before the Termination Date. Notwithstanding the foregoing, the term "Material Adverse Effect" with respect to matters affecting the Real Estate and the Easements shall be measured not from the date of this Agreement but shall initially be measured without reference to any time period and, with respect to matters identified after the sixty-day period referred to in Section 7.12(b), shall be measured from the effective date of the title insurance commitments delivered on the Initial Title Review Date referred to in Section 7.12(a).

               (50) "Millinocket Facility" means the hydro electric storage dam located on Millinocket Lake in the unorganized territory, T7 R9 WELS, Piscataquis County, Maine and known as the Millinocket Facility.

               (51) "NEB Licenses" means the licenses, permits and certificates identified in Schedule 1.1(a)(51) hereto.

               (52) "NPDES" means the National Pollutant Discharge Elimination System.

               (53) "Pension Benefits Act" means the Pension Benefits Act, S.N.B. 1987, C. P- 5.1.

               (54) "Permits" means all licenses, permits, exemptions, approvals and authorizations of any nature issued by any local, state, provincial, federal or foreign governmental agency applicable to the construction, ownership, operation, maintenance or repair of the Purchased Assets or any part thereof or to the performance of the Assumed Obligations.

               (55) "Permitted Encumbrances" means (i) those Encumbrances set forth in Schedule 1.1(a)(55); (ii) the Easements; (iii) those exceptions to title to the Purchased Assets listed in Schedule 5.8(a); (iv) all exceptions, restrictions, easements, charges, rights of way and monetary and non-monetary encumbrances which are set forth in the FERC Licenses and the NEB Licenses, except for such Encumbrances that secure indebtedness;
     (v) with respect to any date before the Closing Date, Encumbrances created by the Indentures; (vi) statutory liens for current taxes or assessments not yet due or delinquent or, with respect to any date before the Closing Date, the validity of which is being
                                   -7-

     contested in good faith by appropriate proceedings; (vii) mechanics', carriers', workers', repairers' and other similar liens arising or incurred in the ordinary course of business relating to obligations as to which there is no default on the part of the Sellers or, with respect to any date before the Closing Date, the validity of which is being contested in good faith by appropriate proceedings; (viii) zoning, entitlement, conservation restriction and other land use and environmental regulations by govern-mental authorities which do not materially detract from the value of the Purchased Assets as currently used or materially interfere with the present use of the Purchased Assets or, individually or in the aggregate, create a Material Adverse Effect; and (ix) such other liens, imperfections in or failure of title, charges, easements, restrictions and encumbrances which do not materially detract from the value of the Purchased Assets as currently used or materially interfere with the present use of the Purchased Assets and neither secure indebtedness, nor individually or in the aggregate create a Material Adverse Effect.

               (56) "Person" means any individual, partnership, limited liability company, joint venture, corporation, trust, unincorporated organization or governmental entity or any department or agency thereof.

               (57) "Proprietary Information" has the meaning referred to in
     Section 7.2(b).

               (58) "PUC" means the Maine Public Utilities Commission.

               (59) "Release" means release, spill, leak, discharge, dispose of, pump, pour, emit, empty, inject, leach, dump or allow to escape into or through the environment.

               (60) "SEC" means the Securities and Exchange Commission.

               (61) "Securities Act" means the Securities Act of 1933, as amended.

               (62) "Sellers' Agreements" means those agreements listed on Schedules 5.9 and 5.15(a) and the Labor Agreements.

               (63) "Sellers' Employee Transition Plan" means the Sellers' Employee Transition Plan in the form approved by the Buyer and the PUC on or before the Closing Date.

               (64) "Sellers' Representatives" means the Sellers' accountants, employees, counsel, financial advisors and other authorized representatives.
               (65) "Squa Pan Station" means the hydro-electric facility located in Masardis, within the County of Aroostook, Maine and known as Squa Pan Station.
               (66) "Subsidiary" when used in reference to any other Person means any entity of which outstanding securities having ordinary voting power to elect a majority of the Board of Directors or other Persons performing similar functions of such entity are owned directly or indirectly by such other Person.
                                   -8-


               (67) "Tax" or "Taxes" means all taxes, charges, fees, levies, penalties or other assessments imposed by any United States or foreign federal, state, provincial, or local taxing authority, including, but not limited to, HST, income, excise, property, sales, transfer, franchise, payroll, withholding, social security or other taxes, including any interest, penalties or additions attributable thereto.

               (68) "Tax Return" means any return, report, information return or other document (including any related or supporting information) required to be supplied to any authority with respect to Taxes.

               (69) "Tinker Generating Station" means the hydroelectric facility located in Aroostook Junction, New Brunswick, Canada and known as the Tinker Generating Station, together with the related diesel generating assets and the transmission and distribution facilities owned by MNB and located in New Brunswick, Canada.

               (70) "Transferable Permits" means those Permits and Environmental Permits and any applications pertaining thereto set forth in Schedule 1.1(a)(70), to the extent assignable to the Buyer or its designee and subject to the receipt of any necessary consents and approvals.

               (71) "Transferring Employee Records" means all personnel files related to the Sellers' personnel who will become employees of the Buyer.

               (72) "U.S. Assets" means, subject to the Easements in favor of MPS and Section 2.2, all of Sellers' right, title and interest in, to and under the real and personal property, tangible or intangible, and constituting the Flo's Inn Station, the Houlton Station, the Millinocket Facility, the Squa Pan Station and the Caribou Station or used principally for generation purposes in connection with the Flo's Inn Station, the Houlton Station, the Millinocket Facility, the Squa Pan Station or the Caribou Station, or used principally in connection with the Tinker Generating Station, but not including any of MPS's transmission and distribution assets, and including MPS's entire interest in the Wyman Station, and, in the case of any hydroelectric facilities, including any generating assets which are located within the applicable FERC project license boundary, and together with, in each case, all of MPS's right, title and interest under any private and special laws of Maine relating to any of the U.S. Assets or the Canadian Assets, including, but not limited to, the following assets owned by MPS or MNB:

                    (i) the Real Estate (including all buildings, structures, fixtures and other improvements thereon, all applicable easements and other access rights and all other rights and privileges belonging or appertaining thereto) described on Schedule 5.8(c) as associated with the Millinocket Facility, the Squa Pan Station, the Flo's Inn Station, the Caribou Station, or the Tinker Generating Station, but not the Houlton Station, and, with respect to the Flo's Inn Station, only to the extent of the Easement therefor (the "U.S. Real Property");

                    (ii) all inventories of fuels, supplies, materials and critical spares located on or in transit to the U.S. Real Property on the Closing Date;

                    (iii) the machinery, equipment, vehicles, furniture and other personal property located on the U.S. Real Property or the Houlton Station on the Closing Date, including, without limitation, the items of personal property included in Schedule 1.1(a)(72)(iii) as being associated with any of the Flo's Inn Station, the Houlton Station, the Millinocket Facility, the Squa Pan Station or the Caribou Station, and all warranties against manufacturers or vendors relating thereto, to the extent assignable to the Buyer or its designee and subject to the receipt of any necessary consents;

                    (iv) the contracts, agreements, and real and personal property leases listed on Schedules 5.9, 5.15(a) and 7.10(b) as being associated with any of the Flo's Inn Station, the Millinocket Facility, the Squa Pan Station or the Caribou Station;

                    (v) the Transferable Permits listed on Schedule 1.1(a)(70) as being associated with any of the Flo's Inn Station, the Millinocket Facility, the Squa Pan Station or the Caribou Station;

                    (vi) all books, operating records, operating, safety and maintenance manuals, engineering design plans, blueprints and as-built plans, specifications, procedures and similar items of the Sellers relating specifically to the aforementioned assets other than books of account; and

                    (vii) MPS's entire interest in Unit 4 of Wyman Station, as affected by the Wyman Agreements, and MPS's associated rights in and to the categories of assets disclosed in clauses (i) through (vi) hereof relating to Unit 4 of Wyman Station.

               (73) "WARN Act" means the Federal Worker Adjustment Retraining and Notification Act of 1988.

               (74) "Wyman Agreements" means (i) the William F. Wyman Unit No.
     4 Agreement for Joint Ownership, Construction and Operation, dated as of November 1, 1974, by and among Central Maine Power Company, Bangor Hydro-Electric Company, MPS, Boston Edison Company, Fitchburg Gas and Electric Light Company, Montaup Electric Company, New England Power Company, New Bedford Gas and Edison Light Company, Newport Electric Corporation, Public Service Company of New Hampshire, Central Vermont Public Service Corporation, Green Mountain Power Corporation, City of Burlington Electric Department, Village of Lyndonville Electric Department, and Massachusetts Municipal Wholesale Electric Company, as amended by Amendments Nos. 1, 2 and 3 dated, respectively, June 30, 1975, August 16, 1976, and December 31, 1978, and (ii) the William F. Wyman Unit No. 4 Transmission Agreement, dated as of November

     1, 1974, by and among MPS and the other parties to the agreement described in clause (i) above.

               (75) "Wyman Station" means the electric generating facilities known as the W.F. Wyman Station and located in Yarmouth, Maine.

          (b) Each of the following terms has the meaning specified in the Section set forth opposite such term:

     Term                                    Section
Adjustment Amount                            3.2(a)
Adjustment Statement                         3.2(a)
Assumed Obligations                          2.3(b)
Benefit Plans                                5.13(a)
Buyer Benefit Plans                          7.10(e)
Buyer Required Regulatory Approvals          6.3(b)
Buyer's Window                               7.10(a)
Buyer's 401(k) Plan                          7.10(f)
Closing                                      4.1
Closing Date                                 4.1
Conditions                                   4.1
Direct Claim                                 9.2(c)
Employees                                    7.10(a)
Environmental Permits                        5.11(a)
ERISA Affiliate Plans                        2.4(10)
Excluded Assets                              2.2
Excluded Liabilities                         2.4
Final Order                                  8.1(c)
IBEW                                         7.10(a)
IBEW Agreements                              7.10(b)
Indemnifiable Loss                           9.1(a)
Indemnifying Party                           9.1(d)
Indemnitee                                   9.1(c)
Independent Appraiser                        3.3
Inventory Adjustment Amount                  3.2(a)
Inventory Survey                             3.2(a)
Observers                                    7.1(d)(1)
Pension Plans                                5.13(a)
Purchased Assets                             Recitals
Purchase Price                               3.1
Real Estate                                  5.8(c)
Replacement Welfare Plans                    7.10(d)
Required Permits                             5.17
Sellers Balance Sheets                       5.5
Sellers Required Regulatory Approvals        5.3(b)
Sellers' Non-Union 401(k) Plan               7.10(f)

Termination Date                             10.l(b)
Third Party Claim                            9.2(a)
Transferred Employees                        7.10(a)
Transferred IBEW Employees                   7.10(b)
Transferred Non-Union Employees              7.10(c)
Transition Committee                         7.1(c)
Welfare Plans                                5.13(a)

                           ARTICLE II

                        PURCHASE AND SALE

     2.1  The Purchase and Sale.

     (a) Upon the terms and subject to the satisfaction of the conditions contained in this Agreement, at the Closing the Sellers will sell, assign, convey, transfer and deliver to the Buyer or its designee, and the Buyer or its designee will purchase and acquire from Seller, free and clear of all Encumbrances (except for Permitted Encumbrances) all of the Sellers' right, title and interest in, to and under the real and personal property, tangible or intangible, owned by the Sellers and constituting the Purchased Assets.

     (b) At the Closing, the Buyer or its designee and MPS will execute and deliver to one another the Buy-Back Agreement, the Continuing Site Agreement, and the Interconnection Agreements.

     2.2 Excluded Assets. Notwithstanding any provision herein to the contrary, the Purchased Assets shall not include the following assets of the Sellers (herein referred to as the "Excluded Assets"):

     (a) all cash, cash equivalents, bank deposits, accounts receivable, and any income, sales, payroll or other tax receivables;

     (b) certificates of deposit, shares of stock, securities, bonds, debentures, evidences of indebtedness, and except in respect of MPS's interest in the Wyman Station, interests in joint ventures, partnerships, limited liability companies and other entities;

     (c) the names Maine Public Service Company, Maine and New Brunswick Electrical Power Company Limited, or any related or similar names, and any trade names, trademarks, service marks, copyrights or logos;

     (d) the transmission, distribution, substation and communication facilities and related support equipment, including but not limited to those described or referred to in Schedule 2.2(d), other than any transmission and distribution assets owned by MNB and located in Canada;

     (e) any refund, credit or other amount due (i) related to real or personal property Taxes paid prior to the Closing Date in respect of the Purchased Assets, whether such refund is received as a payment or as a credit against future real or personal property Taxes payable, or (ii) arising under any Sellers' Agreement and relating to a period before the Closing Date;

     (f)  all personnel records other than Transferring Employee Records;

     (g)  the real property interests associated with the Houlton Station; and

     (h) the portion of the Caribou Facility consisting of the real property under and near the electrical substations and related equipment at the Caribou Station being retained by MPS, being approximately 0.27 acres between the diesel plant and the filter plant, the exact description of which portion shall be agreed upon by MPS and Buyer.

     2.3  Assumed Obligations.

     (a) On the Closing Date, the Buyer shall deliver to the Sellers the Instruments of Assumption pursuant to which the Buyer or its designee shall assume and agree to discharge all of the liabilities and obligations of the Sellers, direct or indirect, known or unknown, absolute or contingent, which relate to Purchased Assets, other than the Excluded Liabilities, in accordance with the respective terms and subject to the respective conditions thereof, including without limitation, the following liabilities and obligations:

          (1) all liabilities and obligations of the Sellers under (a) the Sellers' Agreements (other than the Labor Agreements) and the Transferable Permits associated with the Purchased Assets in accordance with the terms thereof, (b) the contracts, leases and other agreements entered into by the Sellers with respect to the Purchased Assets which would be required to be disclosed on Schedule 5.15(a) but for the exception provided in clause
     (iii) of Section 5.15(a) of this Agreement, in accordance with the terms thereof, and (c) the contracts, leases and other agreements entered into by the Sellers with respect to the Purchased Assets after the date hereof consistent with the terms of this Agreement; except in each case, to the extent such liabilities and obligations, but for a breach or default by the Sellers, would have been paid, performed or otherwise discharged on or prior to the Closing Date or to the extent the same arise out of any such breach or default or out of any event which after the giving of notice would constitute a default;

          (2) except in respect of any of the liabilities or obligations described in Section 2.4, any liability, obligation or responsibility under or related to former, current or future Environmental Laws or the common law, whether such liability or obligation or responsibility is known or unknown, contingent or accrued, arising as a result of or in connection with (a) any violation or alleged violation of any Environmental Law after the Closing Date, with respect to the ownership or operation of the Purchased Assets; (b) compliance with applicable Environmental Laws after the Closing Date with respect to the ownership or operation of the Purchased Assets; (c) loss of life, injury to persons or property or damage to natural resources caused (or allegedly caused) by the presence or Release of Hazardous Substances at, on, in, under, or migrating from the Purchased Assets after the Closing Date, including, but not limited to,
     Hazardous Substances          -13-

     contained in building materials at the Purchased Assets or in the soil, surface water, sediments, groundwater, landfill cells, or in other environmental media at the Purchased Assets; (d) loss of life, injury to persons or property or damage to natural resources caused (or allegedly caused) by the off-site disposal, storage, transportation, discharge, Release, recycling, or the arrangement for such activities, of Hazardous Substances, after the Closing Date, in connection with the ownership or operation of the Purchased Assets; (e) the investigation and/or remediation of Hazardous Substances that are present or have been Released at, on, in, under, or migrating from the Purchased Assets after the Closing Date, including, but not limited to, Hazardous Substances contained in building materials at the Purchased Assets or in the soil, surface water, sediments, groundwater, landfill cells, or in other environmental media at the Purchased Assets; (f) the investigation and/or remediation of Hazardous Substances that are disposed, stored, transported, discharged, Released, recycled, or the arrangement of such activities, after the Closing Date, in connection with the ownership or operation of the Purchased Assets, at any off-site location; and (g) any violation or alleged violation of Environmental Law, and any loss of life, injury to persons or property or damage to natural resources caused (or allegedly caused) by (i) acts by the Buyer or its designee or their respective employees, invitees or agents at any of the Purchased Assets on or after the date of this Agreement and prior to the Closing Date; (ii) acts or omissions by a party other than a Seller or its employees, invitees or agents at any of the Purchased Assets after the Closing Date which cause a condition not in violation of an Environmental Law or not in need of remediation under an Environmental Law on the Closing Date to be in violation of such Environmental Law or in need of remediation under such Environmental Law (including, without limitation, the Release or destabilization of Hazardous Substances which are in a stable or contained state and are in compliance with all applicable Environmental Laws on the Closing Date); or (iii) acts or omissions by a party other than a Seller or its employees, invitees or agents at any of the Purchased Assets after the Closing Date that exacerbate or aggravate any condition in violation of an Environmental Law or in need of remediation under an Environmental Law on the Closing Date, to the extent of any such exacerbation or aggravation; provided, however, that the mere discovery by the Buyer of a condition in violation of an Environmental
     Law or in need of remediation under an Environmental Law on the Closing Date (including, without limitation, the discovery of a Hazardous Substance in violation of an Environmental Law or in need of remediation under an Environmental Law), in and of itself and without any other act or omission by the Buyer, shall not be included in this subclause (g);

          (3) all liabilities and obligations associated with the Purchased Assets in respect of Taxes for which the Buyer is liable pursuant to
     Section 3.5;

          (4) any liabilities and obligations associated with the Purchased Assets for which the Buyer has indemnified the Sellers pursuant to Section 9.1;
          (5) all liabilities and obligations with respect to the Employees of either of the Sellers to be employed at the Purchased Assets after the Closing Date for which the Buyer is responsible pursuant to Section 7.10;
     and                           -14-
          (6) with respect to the Purchased Assets, any Tax that may be imposed by any state or local government on the ownership, sale, operation or use of the Purchased Assets for any period after the Closing Date.

     (b) All of the foregoing liabilities and obligations to be assumed by the Buyer or its designee under Section 2.3(a) (excluding any Excluded Liabilities) are referred to herein as the "Assumed Obligations." It is understood and agreed that nothing in this Section 2.3 shall constitute a waiver or release of any claims arising out of the contractual relationships between the Sellers and the Buyer or its designee.

     2.4 Excluded Liabilities. Except as otherwise specifically provided in this Agreement, neither the Buyer nor its designee shall assume or be obligated to pay, perform, or otherwise discharge any of the following liabilities or obligations:

          (1) any liabilities or obligations of the Sellers in respect of any Excluded Assets or other assets of the Sellers which are not Purchased Assets;
          (2) any liabilities or obligations of the Sellers in respect of Taxes for any period on or before the Closing Date;
          (3) any liability, obligation or responsibility under or related to former, current or future Environmental Laws or the common law, whether such liability or obligation or responsibility is known or unknown, contingent or accrued, arising as a result of or in connection with (a) any violation or alleged violation by either of the Sellers of any environmental Law, on or before the Closing Date, arising from the use, operation, or maintenance of the Purchased Assets by the Sellers; (b) compliance by either of the Sellers with applicable Environmental Laws on or before the Closing Date arising from the use, operation, or maintenance of the Purchased Assets by the Sellers; (c) loss of life, injury to persons or property or damage to natural resources caused (or allegedly caused) by the presence, due to or resulting from any act or omission of either of the Sellers, or Release by either of the Sellers of Hazardous Substances at, on, in, under, adjacent to or migrating from the Purchased Assets on or before the Closing Date, including, but not limited to, Hazardous Substances contained in building materials at or adjacent to the Purchased Assets or in the soil, surface water, sediments, groundwater, landfill cells, or in other environmental media at the Purchased Assets; (d) loss of life, injury to persons or property or damage to natural resources caused (or allegedly caused) by the off-site disposal, storage, transportation, discharge, Release, recycling, or the arrangement for such activities, of Hazardous Substances, by either of the Sellers on or before the Closing Date, in connection with the ownership or operation of the Purchased Assets; (e) the investigation and/or remediation by either of the Sellers of Hazardous Substances that are present or have been Released on or before the Closing Date at, on, in, under, adjacent to or migrating from the Purchased Assets, including, but not limited to, Hazardous Substances contained in building materials at the Purchased Assets or in the soil, surface water, sediments, groundwater, landfill cells or in other environmental media at or adjacent to the Purchased Assets; (f) the investigation and/or remediation by either of the Sellers of Hazardous Substances that are disposed, stored, transported, discharged,
                                   -15-


     Released, recycled, or the arrangement of such activities, on or before the Closing Date, in connection with the ownership or operation of the Purchased Assets, at any off-site location; or (g) any of the circumstances described in subclauses (a) through (f) above if committed, done, or caused by, or due to or resulting from any act or omission of, any party other than the Sellers (other than the Buyer or its designee or their respective employees, invitees or agents) if the Sellers have knowledge thereof (notwithstanding the Buyer's knowledge thereof) on or prior to the Closing Date; the Sellers agree and acknowledge that the Excluded Liabilities described in this Section 2.4(3) shall include, without limitation, the liabilities disclosed in Schedule 5.11, as amended from time to time pursuant to Section 7.9, and any liabilities of the nature described in subclauses (a) through (g) above discovered by the Buyer in accordance with this Agreement and disclosed to the Sellers prior to the Closing Date, other than any of the foregoing that was committed, done or caused by or due to or resulting from any act of the Buyer or its employees, invitees or agents;

          (4) any liabilities, obligations or responsibilities relating to the following, provided, however, that the Buyer or its designee may have responsibility therefor under an Easement, an Interconnection Agreement, the Continuing Site Agreement or otherwise than as an Assumed Obligation:
     (a) the property, equipment or machinery retained by either Seller and kept within the switchyards and substations for which the Sellers will retain an Easement, (b) the transmission lines delineated in the Easements or (c) any of Sellers' operations on, or usage of, the Easements, including, without limitation, liabilities, obligations or responsibilities arising as a result of or in connection with (1) any violation or alleged violation by either of the Sellers of any Environmental Law or (2) loss of life, injury to persons or property or damage to natural resources;

          (5) any liabilities or obligations required to be accrued by the Sellers in accordance with generally accepted accounting principles and the FERC Uniform System of Accounts on or before the Closing Date with respect to liabilities related to the Purchased Assets;

          (6) any liabilities or obligations (a) relating to any claim, action, suit or proceeding pending against either of the Sellers as of the Closing Date, notwithstanding the disclosure thereof in any Schedule, or any subsequent claim, action, suit or proceeding arising out of or relating to such pending matters, (b) resulting from any act or omission of either of the Sellers occurring on or prior to the Closing Date, (c) resulting from the use, operation, or maintenance of the Purchased Assets by either of the Sellers on or prior to the Closing Date, or (d) resulting from property damage or personal injuries (including death) arising in connection with the use, operation, or maintenance of the Purchased Assets by either of the Sellers on or prior to the Closing Date;

          (7) any fines or penalties imposed by a governmental agency resulting from (A) an investigation or proceeding pending on or prior to the Closing Date or (B) illegal acts, willful misconduct or gross negligence of the Sellers prior to the Closing Date;
                                   -16-

          (8) any payment obligations of the Sellers for goods delivered or services rendered prior to the Closing;

          (9) any liabilities or obligations imposed upon, assumed or retained by the Sellers or any of their Affiliates pursuant to any of the Closing Documents;

          (10) any liabilities, obligations or responsibilities relating to any Benefit Plan (as defined in Section 5.13(a) hereof), or to any "employee pension benefit plan", as defined in Section 3(2) of ERISA, or to any "pension plan", as defined in Section 1(1) of the Pension Benefits Act, whether or not terminated, established, maintained or contributed to by any of the Sellers or any of their ERISA Affiliates at any time or to which any of the Sellers or any of their ERISA Affiliates are or have been obligated to contribute to at any time ("ERISA Affiliate Plan"); including any liability (A) to the Pension Benefit Guaranty Corporation under Title IV of ERISA; (B) relating to a multiemployer plan; (C) with respect to non-compliance with COBRA or HIPAA; (D) with respect to noncompliance with any other applicable provision of the Code, ERISA, or the Pension Benefits Act or any other applicable laws; or (E) with respect to any suit, proceeding or claim which is brought against the Buyer with respect to any Benefit Plan or ERISA Affiliate Plan, against any Benefit Plan or ERISA Affiliate Plan, or against any fiduciary or former fiduciary of any such Benefit Plan or ERISA Affiliate Plan; and

          (11) any liabilities, obligations or responsibilities relating to the employment or termination of employment by the Sellers of any individual (including, but not limited to, any employee of the Sellers), except as expressly assumed by the Buyer pursuant to Section 7.10.

     All such liabilities and obligations not being assumed pursuant to this
Section 2.4 are herein called the "Excluded Liabilities".

     The parties agree and acknowledge that the Sellers shall be entitled exclusively to control, at Sellers' sole cost and expense, any litigation, administrative or regulatory proceeding, and any investigation or remediation activities (including without limitation any environmental mitigation or remediation activities), arising out of or related to any Excluded Liabilities, and the Buyer agrees promptly to notify the Sellers of the institution or commencement of any of the foregoing if and when Buyer obtains knowledge thereof, and to cooperate fully, at Sellers' sole cost and expense, with the Sellers in connection therewith; provided, that all such remediation activities conducted after the Closing Date shall be coordinated with the Buyer and conducted in a manner as not to interfere unreasonably with Buyer's activities at the Purchased Assets (including, without limitation, Buyer's operation and maintenance of the Purchased Assets).

                           ARTICLE III

                         PURCHASE PRICE

     3.1 Purchase Price. The purchase price for the Purchased Assets shall be an amount equal to the sum of (a) $37,425,000, and (b) the Adjustment Amount (collectively, the "Purchase Price").

     3.2  Purchase Price Adjustment.

     (a) Within ten (10) Business Days after the Closing, the Sellers shall prepare and deliver to the Buyer a statement (the "Adjustment Statement") which reflects (i) the net book value, as reflected on the books of the Sellers as of the Closing Date of all fuel inventory (FERC account no. 151) used at or in connection with the Purchased Assets except the Wyman Station (the "Inventory Adjustment Amount"), and (ii) the Maintenance and Capital Expenditures Amount. The Inventory Adjustment Amount and the Maintenance and Capital Expenditures Amount for the Closing are referred to collectively as the "Adjustment Amount." The Inventory Adjustment Amount will be based on a fuel inventory survey conducted within five days prior to the Closing Date consistent with current inventory procedures of the Sellers (the "Inventory Survey"). The Sellers will permit an employee, or representative, of the Buyer to observe the Inventory Survey. The Adjustment Statement shall be prepared using the same generally accepted accounting principles, policies and methods as the Sellers have historically used in connection with the calculation of the items reflected on such Adjustment Statement. The Buyer agrees to cooperate with the Sellers in connection with the preparation of the Adjustment Statement and related information, and shall provide to the Sellers such books, records and information as may be reasonably requested from time to time.

     (b) Within ten (10) Business Days after the Buyer's receipt of the Adjustment Statement, the Buyer shall pay to MPS on behalf of the Sellers an amount equal to the Adjustment Amount.

     (c) The Purchase Price reflects Buyer's intent to use the diesel generating facilities that are included within the Caribou Station on a regular basis. Nevertheless, the permit that governs the discharge of cooling water from those diesel generating facilities includes limits that inhibit such use during periods of low water flow and warm weather. MPS agrees that, unless MPS is able, prior to the Closing Date, to obtain modifications to such permit that would allow Buyer to use such facilities without such an inhibition, such modifications to be reasonably satisfactory to Buyer, then the Purchase Price shall be reduced by One Hundred Thousand Dollars ($100,000).

     3.3 Allocation of Purchase Price and Assumed Obligations. The Buyer and the Sellers shall use their good faith best efforts to agree upon an allocation among the Purchased Assets of the sum of the Purchase Price and the Assumed Obligations consistent with Section 1060 of the Code and the Treasury Regulations thereunder within 180 days after the date of this Agreement but in no event less than 30 days prior to the Closing. The Buyer and the Sellers may jointly agree to obtain the services of an independent engineer or appraiser (the "Independent

Appraiser") to assist the parties in determining the fair value of the Purchased Assets for purposes of such allocation. If such an appraisal is made, both the Buyer and the Sellers agree to accept the Independent Appraiser's determination of the fair value of the Purchased Assets. The parties shall jointly select the Independent Appraiser. The cost of the appraisal shall be borne equally by the Buyer and the Sellers. Each of the Buyer and the Sellers agrees to file Internal Revenue Service Form 8594, and all federal, state, local and foreign Tax Returns, in accordance with such agreed allocation. Each of the Buyer and the Sellers shall report the transactions contemplated by the Agreement for federal and provincial Income Tax and all other tax purposes in a manner consistent with the allocation determined pursuant to this Section 3.3. Each of the Buyer and the Sellers agrees to provide the other promptly with any other information required to complete Form 8594. Each of the Buyer and the Sellers shall notify and provide the other with reasonable assistance in the event of an examination, audit or other proceeding regarding the agreed upon allocation of the Purchase Price and the Assumed Obligations hereunder.

     3.4  HST Election.    The Buyer and the Sellers agree to execute jointly
in the statutorily prescribed form, and the Buyer will file within the time required by subsection 167(1.1) of the Excise Tax Act (Canada), an election under subsection 167(1) of the Excise Tax Act (Canada) that no HST be payable with respect to the purchase and sale of the Canadian Assets hereunder.

     3.5  Proration.

     (a) The Buyer and the Sellers agree that all of the items normally prorated, including those listed below, relating to the business and operation of the Purchased Assets will be prorated as of the Closing Date, with the Sellers liable to the extent such items relate to any time period prior to and on the Closing Date, and the Buyer liable to the extent such items relate to periods subsequent to the Closing Date:

               (1) personal property, real estate, occupancy, sewerage and water Taxes, assessments and other charges, if any, on or with respect to the business and operation of the Purchased Assets;

               (2) rent, Taxes and all other items payable under any of the Sellers' Agreements assigned to and assumed by the Buyer hereunder which are associated with the Purchased Assets;

               (3) any permit, license, registration, compliance, or assurance fees or other fees with respect to any Transferable Permit associated with the Purchased Assets;

               (4) sewer rents and charges for water, telephone, electricity and other utilities; and

               (5) rent under any leases of real or personal property included in the Purchased Assets, including the leases described in Schedule 5.9.

     (b) In connection with the prorations referred to in clause (a) above, in the event that actual figures are not available at the Closing Date, the proration shall be based upon the actual Taxes or fees for the preceding year (or appropriate period) for which actual Taxes or fees are available and such Taxes or fees shall be reprorated upon request of either the Sellers, on one hand, or the Buyer, on the other hand, made within sixty (60) days after the date that the actual amounts become available. The Sellers and the Buyer agree to furnish each other with such documents and other records as may be reasonably requested in order to confirm all adjustment and proration calculations made pursuant to this Section 3.5.

                           ARTICLE IV

                           THE CLOSING

     4.1 Time and Place of Closing. Upon the terms and subject to the satisfaction of the conditions contained in Article VIII of this Agreement (the "Conditions"), the closing of the sale of the Purchased Assets contemplated by this Agreement (the "Closing") will take place at the offices of Verrill & Dana, LLP, One Portland Square, Portland, Maine 04112 at 10:00 A.M. (local time) on such Business Day as the parties may agree, which date is as soon as practicable, but no later than fifteen (15) Business Days following the date on which all of the Conditions have been satisfied or waived; or at such other place or time as the parties may agree. The date and time at which the Closing actually occurs is hereinafter referred to as the "Closing Date."

     4.2  Payment of Purchase Price.

     (a) Upon the terms and subject to the satisfaction of the conditions contained in this Agreement, in consideration of the aforesaid sale, assignment, conveyance, transfer and delivery of the Purchased Assets, the Buyer will pay or cause to be paid to the Sellers, as MPS may direct, at the Closing an amount in United States dollars equal to $37,425,000, by wire transfer of immediately available funds or by such other means as are agreed upon by the Sellers and the Buyer.

     (b)  The Buyer shall pay the Adjustment Amount in accordance with Section
3.2.

     4.3 Deliveries by the Sellers. At the Closing, the Sellers will deliver the following to the Buyer:

     (a) One or more Bills of Sale, duly executed by the appropriate Seller for the personal property included in the Purchased Assets;

     (b) All consents, waivers or approvals obtained by the Seller with respect to the Purchased Assets, the transfer of any Transferable Permit related to the Purchased Assets, or the consummation of the transactions connected to the sale of the Purchased Assets, contemplated by this Agreement, to the extent specifically required hereunder;

     (c) Opinions of counsel and certificates (as contemplated by Section 8.2) with respect to the Purchased Assets;
                                   -20-

     (d) For the conveyance of the U.S. Real Property, one or more quit-claim with covenant deeds to the Buyer or its designee, reserving the applicable Easements, or, with respect to the Flo's Inn Station, an Easement in favor of Buyer or its designee, in each case duly executed and acknowledged by the appropriate Seller and in recordable form, together with a certificate of Maine residency of MPS sufficient to relieve Buyer, its designee and their representatives of any Maine withholding obligation relating to the sale of the U.S. Real Property;

     (e) For the conveyance of the Canadian Real Property, one or more deeds to the Buyer or its designee utilizing Form A13 as prescribed by the Standard Forms of Conveyances Act (New Brunswick, Canada) duly executed and acknowledged by the appropriate Seller;

     (f) The Continuing Site Agreement, the Buy-Back Agreement, and the Interconnection Agreements, each duly executed by MPS;

     (g) All Permits and Environmental Permits transferable to the Buyer or its designee pursuant to this Agreement;

     (h) All releases necessary to terminate and discharge any Encumbrances (other than Permitted Encumbrances) on the Purchased Assets;

     (i) Appropriate assignments necessary to transfer to the Buyer or its designee all contracts and other intangible assets included in the Purchased Assets;

     (j)  Originals of all books and records included in the Purchased Assets;

     (k) All such other instruments of assignment or conveyance as shall, in the reasonable opinion of the Buyer and its counsel, be necessary to transfer to the Buyer or its designee the Purchased Assets, in accordance with this Agreement and, where necessary or desirable, in recordable form;

     (l) A copy of the resolutions of the Board of Directors of each of the Sellers authorizing and approving this Agreement and each of the Closing Documents to which it is a party and the consummation of the transactions contemplated hereby and thereby, in each case certified by the secretary of the respective Seller;

     (m) A copy of the articles of incorporation and by-laws (or equivalent charter documents) of each of the Sellers, in each case certified by the secretary of the respective Seller, and a copy of the articles of incorporation (or equivalent charter document(s)) of each Seller certified by the Secretary of State of Maine, with respect to MPS, and the director of Corporate and Trust Affairs of New Brunswick, Canada, with respect to MNB;

     (n) Certificates by the secretary of each Seller as to the incumbency of each person executing any Closing Document on behalf of such Seller;

     (o) Such affidavits and, to the extent consistent with and not in addition to the terms hereof, indemnities reasonably requested by Buyer's title insurance company; and
                                   -21-


     (p) Such other agreements, documents, instruments and writings as are required to be delivered by the Sellers at or prior to the Closing Date pursuant to this Agreement or otherwise required in connection herewith.

In addition to the foregoing, MPS shall, on the Closing Date or on such other date after the Closing Date as the parties may specify in writing, dismantle, crate and deliver, at Buyer's sole cost and expense, the Purchased Assets constituting personal property at the Houlton Station, to a location designated by Buyer in writing not less than thirty (30) days prior to the Closing Date.

     4.4 Deliveries by the Buyer. At the Closing, the Buyer will deliver the following to the Sellers:

     (a) The portion of the Purchase Price referred to in Section 4.2(a), by wire transfer of immediately available U.S. funds, or by such other means as are agreed upon by the Sellers and the Buyer;

     (b) Opinions of counsel and certificates (as contemplated by Section 8.3) with respect to the Purchased Assets;

     (c) The Instruments of Assumption with respect to the Assumed Obligations, duly executed by the Buyer or its designee;

     (d) All such other instruments of assumption as shall, in the reasonable opinion of the Sellers and its counsel, be necessary for the Buyer or its designee to assume the Assumed Obligations related to the Purchased Assets in accordance with this Agreement;

     (e) A copy of the resolutions of the Board of Directors (or similar governing board) of each of the Buyer and its designees authorizing and approving this Agreement and each of the Closing Documents to which it is a party and the consummation of the transactions contemplated hereby and thereby, certified by the secretary (or similar officer) of the Buyer or its designee, as the case may be;

     (f) A copy of the articles of incorporation and by-laws (or equivalent charter documents) of each of the Buyer and its designees, certified by its secretary (or similar officer), and a copy of the articles of incorporation (or equivalent charter documents) of each of the Buyer and its designees, certified by the Wisconsin Department of Financial Institutions, or by the similar authority in any jurisdiction of organization other than Wisconsin;

     (g) A certificate by the secretary (or similar officer), of each of the Buyer, and its designees, as to the incumbency of each person executing any Closing Document on behalf of Buyer or its designee, as the case may be; and

     (h) Such other agreements, documents, instruments and writings as are required to be delivered by the Buyer, or its designee, at or prior to the Closing Date pursuant to this Agreement or otherwise required in connection herewith.


                                   -22-


                            ARTICLE V

          REPRESENTATIONS AND WARRANTIES OF THE SELLERS

     Each of the Sellers, for itself, represents and warrants to the Buyer as follows, as of the date hereof and on and as of the Closing Date:

     5.1 Organization; Qualification. MPS is a corporation duly organized, validly existing and in good standing under the laws of the State of Maine and has all requisite corporate power and authority to own, lease, and operate its properties and to carry on its business as is now being conducted. MNB is a corporation duly organized, validly existing and in good standing under the laws of the Province of New Brunswick, Canada and has all requisite corporate power and authority to own, lease, and operate its properties and to carry on its business as is now being conducted. MPS owns directly 100% of the issued and outstanding capital stock of MNB. The Sellers are duly qualified or licensed to do business as foreign corporations and are in good standing in each jurisdiction in which the property owned, leased or operated by them or the nature of the business conducted by them makes such qualification necessary, except in each case in those jurisdictions where the failure to be so duly qualified or licensed and in good standing would not create a Material Adverse Effect. The states, provinces, and other jurisdictions in which the Sellers are qualified or licensed to do business are listed in Schedule 5.1.

     5.2 Authority Relative to this Agreement. Each of the Sellers has full corporate power and authority to execute and deliver this Agreement and each of the other Closing Documents to which it is a party and to consummate the transactions contemplated hereby and thereby. The execution and delivery by each Seller of this Agreement and each of the other Closing Documents to which it is a party and the consummation of the transactions contemplated hereby and thereby have been duly and validly authorized by the Board of Directors of MPS and by the Board of Directors of MNB and its sole shareholder, and no other corporate proceedings on the part of either Seller are necessary to authorize this Agreement or any of the other Closing Documents to which it is a party or to consummate the transactions contemplated hereby or thereby. No notice to, meeting of, action by, or approval of the shareholders of MPS is necessary to authorize the execution and delivery of this Agreement or any of the other Closing Documents to which MPS is a party, or to consummate the transactions contemplated hereby or thereby. No preferred stock of MPS is issued and outstanding. Each of this Agreement and the other Closing Documents to which either Seller is a party has been duly and validly executed and delivered by such Seller, and assuming that each of this Agreement and such other Closing Documents constitutes a valid and binding agreement of the Buyer, subject to the receipt of the Sellers Required Regulatory Approvals and the Buyer Required Regulatory Approvals, constitutes a valid and binding agreement of such Seller enforceable against such Seller in accordance with its terms, except that such enforceability may be limited by applicable bankruptcy, insolvency, moratorium or other similar laws affecting or relating to enforcement of creditors' rights generally and by general principles of equity.



                                   -23-

     5.3  Consents and Approvals; No Violation.
     (a) Except as set forth in Schedule 5.3, and other than obtaining the Sellers Required Regulatory Approvals and the Buyer Required Regulatory Approvals, neither the execution and delivery of this Agreement and the other Closing Documents by the Sellers nor the consummation of the transactions contemplated hereby or thereby (including, without limitation, the sale by the Sellers of the Purchased Assets pursuant to this Agreement and the other Closing Documents) will (i) conflict with or result in any breach of any provision of the respective organizational documents or bylaws of the Sellers, (ii) require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, except (x) where the failure to obtain such consent, approval, authorization or permit, or to make such filing or notification, would not, individually or in the aggregate, create a Material Adverse Effect or (y) for those requirements which become applicable to the Sellers as a result of the specific regulatory status of the Buyer (or any of its Affiliates) or as a result of any other facts that specifically relate to the business or activities in which the Buyer (or any of its Affiliates) is or proposes to be engaged; (iii) result in or constitute a default (or an event which, with notice or lapse of time, or both, would constitute a default), or give rise to any right of termination, cancellation or acceleration, or result in the creation of any Encumbrance upon any of the assets of the Sellers, under any of the terms, conditions or provisions of any note, bond, mortgage, indenture, license, agreement or other instrument or obligation to which either of the Sellers is a party or by which either of the Sellers, or any of the Purchased Assets may be bound, except for such defaults (or events which, with notice or lapse of time, or both, would constitute a default), or rights of termination, cancellation or acceleration as to which requisite waivers or consents have been obtained or which, in the aggregate, would not, individually or in the aggregate, create a Material Adverse Effect; or (iv) violate any order, writ, injunction, decree, statute, rule or regulation applicable to either of the Sellers, or any of their assets, which violation, individually or in the aggregate, would create a Material Adverse Effect.

     (b) Except as set forth in Schedule 5.3 and except for (i) any required approvals under the Federal Power Act, (ii) (A) notice by MPS to, and an order by, the PUC approving the transactions contemplated by this Agreement, (B) the approval by the Lieutenant-Governor in Council of New Brunswick of the transactions involving MNB and its assets contemplated by this Agreement, (iii) the approval, if required, of the SEC pursuant to the Holding Company Act, (iv) the approval, if required, of the National Energy Board of Canada and the Board of Commissioners of Public Utilities of the Province of New Brunswick, Canada and (v) the approval, if required, of the State of Maine with respect to the inclusion within the Purchased Assets of any rights, franchises, privileges or similar assets of the Sellers deriving from any private and special laws or other legislative grant or charter (the filings and approvals referred to in clauses (i) through (v) are collectively referred to as the "Sellers Required Regulatory Approvals"), no declaration, filing or registration with, or notice to, or authorization, consent or approval of any governmental or regulatory body or authority is necessary for the consummation by the Sellers of the transactions contemplated under this Agreement and the other Closing Documents, other than such declarations, filings, registrations, notices, authorizations, consents or approvals which, if not obtained or made, will not, individually or in the aggregate, create a Material Adverse Effect.
                              -24-
     5.4 Reports. Since January 1, 1994, the Sellers have filed or caused to be filed with the SEC, the applicable state, provincial or local utility commissions or regulatory bodies, or the FERC, as the case may be, all material forms, statements, reports and documents (including all exhibits, amendments and supplements thereto) required to be filed by the Sellers with respect to the business and operations of the Sellers as it relates to the Purchased Assets under each of the Securities Act, the Exchange Act, the applicable State and provincial public utility laws, the Federal Power Act (United States), the Holding Company Act (United States), the Business Corporations Act (New Bruns-wick, Canada) and the National Energy Board Act (Canada), and the respective rules and regulations thereunder, all of which complied in all material respects with all applicable requirements of the appropriate act and the rules and reg-ulations thereunder in effect on the date each such report was filed, and there were no material misstatements or omissions contained in such reports as of the respective dates thereof, in each case with respect to the Purchased Assets.
     5.5 Financial Statements. The Sellers have made available to the Buyer their balance sheets, as of March 31, 1997 and March 31, 1998, and the related statements of income and cash flows for the years then ended (including the notes related thereto). Such balance sheets (including the related statements of income and cash flows and the related notes thereto) are referred to herein as the "Sellers Balance Sheets". Each of the Sellers Balance Sheets is complete and accurate, has been prepared in accordance with generally accepted accounting principles applied on a consistent basis, except as otherwise noted therein, and presents fairly, as of the date thereof, the financial position of such Seller in conformity with generally accepted accounting principles applied on a consistent basis, except as otherwise noted therein.
     5.6 Undisclosed Liabilities. Except as set forth in Schedule 5.6, the Sellers have no liabilities or obligations relating to the Purchased Assets, the operation or maintenance of the Purchased Assets, or the business of the Sellers in connection therewith, secured or unsecured (whether absolute, accrued, contingent or otherwise, and whether due or to become due), which are not accrued or reserved against in the Sellers Balance Sheets as of March 31, 1998 (the "Sellers Recent Balance Sheets") or disclosed in the notes thereto in accordance with generally accepted accounting principles, except commercial liabilities and obligations incurred since the date of the Sellers Recent Balance Sheets in the ordinary course of business and consistent with past practice and none of which has or will have a Material Adverse Effect. Except as set forth in Schedule 5.6, the Sellers have no knowledge of any basis for the assertion against the Sellers or any successor in interest thereto of any liability or obligation relating to the Purchased Assets, the operation of the Purchased Assets, or the business of the Sellers in connection therewith, and to the knowledge of the Sellers there are no circumstances, conditions, happenings, events or arrangements, contractual or otherwise, which may give rise to any such liabilities or obligations, except commercial liabilities and obligations incurred in the ordinary course of business consistent with past practice.
     5.7  Absence of Certain Changes or Events.  Except (i) as set forth in
Schedule 5.7, or in the reports, schedules, registration statements and definitive proxy statements filed by MPS with the SEC and (ii) as otherwise contemplated by this Agreement, since the date of the Sellers Recent Balance Sheets there has not been (a) any Material Adverse Effect; (b) any damage, destruction or casualty loss, whether covered by insurance or not, which, individually or in the
                                   -25-

aggregate, create a Material Adverse Effect; (c) any entry into any agreement, commitment or transaction (including, without limitation, any borrowing, capital expenditure or capital financing, any amendment or termination of any contract or agreement, or any waiver of material rights) by the Sellers with respect to the Purchased Assets, except agreements, commitments or transactions in the ordinary course of business consistent with past practice that individually or in the aggregate are not material to the Purchased Assets, the operation or maintenance of the Purchased Assets, or the business of the Sellers in connection therewith, and except agreements, commitments or transactions that do not extend beyond the Closing Date with respect to the Purchased Assets; (d) any change by the Sellers, with respect to the Purchased Assets, in accounting methods, principles or practices except as required or permitted by generally accepted accounting principles; (e) any increase in the compensation, salaries or wages payable to or to become payable to any Employee (including, without limitation, any increase or change pursuant to any bonus, pension, profit sharing, retirement or other plan or commitment), or any bonus or other employee benefit granted, made or accrued to or for the benefit of any Employee, other than in the ordinary course of business consistent with past practice; (f) any loan or advance (other than advances to Employees in the ordinary course of business for travel and entertainment in accordance with past practice) to any Person including, but not limited to, any Employee; or (g) any sale, lease, or other transfer or disposition of any properties or assets of the Sellers related to the Purchased Assets, the operation or maintenance of the Purchased Assets, or the business of the Sellers in connection with the Purchased Assets, other than transfers or dispositions in the ordinary course of business consistent with past practice, and other than dispositions of obsolete or unusable property, that individually or in the aggregate are not material to the Purchased Assets, the operation or maintenance of the Purchased Assets or the business of the Sellers in connection therewith.

     5.8  Title to and Condition of Properties.
     (a) Marketable Title. Except as set forth in Schedule 5.8(a) and except for other Permitted Encumbrances, the Sellers have and at Closing Buyer or its designee will receive (i) good and marketable title to all of the Real Estate, free and clear of all Encumbrances and (ii) good and valid title to all of the personal property included within the Purchased Assets, free and clear of all Encumbrances. The foregoing representation with respect to title to the Real Estate shall expire upon consummation of the Closing and thereafter Buyer shall, with respect to such matters, rely upon the covenants set forth in the deeds for the Real Estate and upon title insurance with respect to the U.S. Real Property, and similar third-party assurances with respect to the Canadian Real Property. Except for the Sellers Required Regulatory Approvals and the Buyer Required Regulatory Approvals, none of the Purchased Assets are subject to any restrictions with respect to the transferability thereof.
     (b) Condition. Except as set forth in Schedule 5.8(b), the tangible assets at each station, taken as a whole (real and personal), constituting Purchased Assets (i) are in good operating and usable condition and repair, free from any defects (except ordinary wear and tear, in light of their respective ages and historical usages, and except such minor defects as do not interfere with the use thereof in the conduct of the normal operation and maintenance of the Purchased Assets); and (ii) have been maintained consistent with the standards generally followed in the industry. The Buyer acknowledges that an item is not defective merely because it breaks or
                                   -26-

otherwise fails after a reasonable amount of time has passed or after it has provided a reasonable amount of usage.
     (c) Real Estate. Schedule 5.8(c) sets forth all real property owned, leased, used or occupied by Sellers and included in the Purchased Assets (the "Real Estate"), including a description of all land, exhibits indicating the location thereof, and all Encumbrances, easements or rights of way of record (or, if not of record, of which Sellers have notice or knowledge) granted on or appurtenant to or otherwise affecting such Real Estate, the zoning classifica-tion thereof, and all plants, buildings or other structures located thereon. Except with respect to the Millinocket Facility, which has no deeded access rights but depends upon custom and usage as described in Schedule 5.8(c), no fact or condition exists which would prohibit or adversely affect the ordinary rights of access to and from the Real Estate from and to the existing highways and roads and there is no pending or threatened restriction or denial, govern-mental or otherwise, upon such ingress or egress. Except as set forth on
Schedule 5.8(c), Sellers' occupation and use of the Real Estate is in material compliance with all applicable laws and regulations. Except as set forth on
Schedule 5.8(c), there is not (i) any claim of adverse possession or prescriptive rights involving any of the Real Estate, (ii) any structure located on any Real Estate which encroaches on or over the boundaries of neighboring or adjacent properties or (iii) any structure of any other party which encroaches on or over the boundaries of any of such Real Estate. Except as indicated in
Schedule 5.8(c), none of the Real Estate is located in a flood plain, flood hazard area, wetland or lakeshore erosion area within the meaning of any applicable order, decree, statute, rule, or regulation. No public improvements have been commenced and to the knowledge of the Sellers none are planned which in either case may result in special assessments against any of the Real Estate or otherwise create a Material Adverse Effect. No portion of any of the Real Estate has been used as a landfill or for storage or landfill of hazardous or toxic materials. Except as set forth on Schedule 5.8(c), the Sellers have no knowledge of any (i) planned or proposed increase in assessed valuations of any Real Estate, (ii) order, writ, injunction, or decree requiring repair, alteration, or correction of any existing condition affecting any Real Estate or the systems or improvements thereat, (iii) condition or defect which could give rise to an order of the sort referred to in "(ii)" above, or (iv) underground storage tanks, or any structural, mechanical, or other defects of material significance affecting any Real Estate or the systems or improvements thereat (including, but not limited to, inadequacy for normal use of mechanical systems or disposal or water systems at or serving the Real Estate).
     (d) No Certified Survey Map Required. No certified survey map or other state, municipal, or other governmental approval regarding the division, platting, or mapping of real estate is required as a prerequisite to the conveyance by the Sellers to Buyer (or as a prerequisite to the recording of any conveyance document) of any Real Estate pursuant to the terms hereof.
     5.9 Leases. Schedule 5.9 lists, as of the date of this Agreement, all real property leases under which the Sellers are a lessee or lessor and which
(x) relate to the Purchased Assets, the operation or maintenance of the Purchased Assets, or the business of the Sellers in connection therewith and
(y) (i) provide for annual payments of more than $1,000 or (ii) are material to the operation or condition (financial or otherwise) of the Purchased Assets or the business of the Sellers in connection therewith. Except as set forth in
Schedule 5.9, all such leases are valid, binding and enforceable in accordance with their terms, and are in full force and effect; there are
                                   -27-

no existing material defaults by the Sellers or, to the Sellers' knowledge, any other party thereunder; and no event has occurred which (whether with or without notice, lapse of time or both) would constitute a material default by the Sellers or, to the Sellers' knowledge, any other party thereunder, or would cause the acceleration of any of the Sellers' obligations thereunder or result in the creation of any Encumbrance on any of the Purchased Assets, or would give rise to an automatic termination, or the right of discretionary termination, thereof.
     5.10 Insurance. Except as set forth in Schedule 5.10, all material policies of fire, liability, worker's compensation and other forms of insurance owned or held by the Sellers (including self insurance) with respect to the Purchased Assets, the operation or maintenance of the Purchased Assets, or the business of the Sellers in connection therewith, are in full force and effect, all premiums with respect thereto covering all periods up to and including the date as of which this representation is being made have been paid (other than retroactive premiums which may be payable with respect to comprehensive general liability and worker's compensation insurance policies), and no notice of cancellation or termination has been received with respect to any such policy which was not replaced on substantially similar terms prior to the date of such cancellation. Except as set forth on Schedule 5.10, there is no claim by the Sellers pending under any such policies as to which coverage has been questioned, denied or disputed by the underwriters of such policies, and the Sellers know of no basis for denial of any claim under any such policy. Except as set forth on Schedule 5.10, neither of the Sellers has received any written notice from or on behalf of any insurance carrier issuing any such policy that insurance rates therefor will hereafter be substantially increased (except to the extent that insurance rates may be increased for all similarly situated risks) or that there will hereafter be a cancellation or an increase in a deductible (or an increase in premiums in order to maintain an existing deductible) or nonrenewal of any such policy. Except as described in Schedule 5.10, the Sellers have not been refused any insurance with respect to the Purchased Assets, the operation or maintenance of the Purchased Assets, or the business of the Sellers in connection therewith, nor has their coverage been limited by any insurance carrier to which they have applied for any such insurance or with which they have carried insurance during the last twelve months.
     5.11 Environmental Matters. Except as disclosed in Schedule 5.11 or in any public filing by MPS pursuant to the Securities Act or the Exchange Act:
     (a) The Sellers hold, and are in compliance with, all of the permits, licenses and governmental authorizations identified in Schedule 5.11, which are all of the permits, licenses and governmental authorizations required for the Sellers to own, operate, maintain, and engage in business related to the Purchased Assets under applicable Environmental Laws (collectively, the "Environmental Permits"), and the Sellers are otherwise in compliance with all applicable Environmental Laws with respect to the Purchased Assets, the operation or maintenance of the Purchased Assets, or the business of the Sellers in connection with the Purchased Assets, except for such failures to hold or comply with required Environmental Permits, or such failures to be in compliance with applicable Environmental Laws which, individually or in the aggregate, are not reasonably likely to create a Material Adverse Effect.
     (b) The Sellers have not received any written request for information or been notified that they are a potentially responsible party under CERCLA or any other Environmental Law, or
                                   -28-
are potentially subject to any judgment, rule, order, writ, injunction, or decree of any court, governmental or regulatory authority under the Clean Environment Act (New Brunswick, Canada) or the Clean Water Act (New Brunswick, Canada), and there are no claims, actions, proceedings or investigations pending or, to the knowledge of Sellers, threatened against Sellers before any court, governmental or regulatory authority or body acting in an adjudicative capacity relating in any way to any Environmental Laws.
     (c) The Sellers have not entered into or agreed to any consent decree or order, and are not subject to any outstanding judgment, decree, or judicial order relating to compliance with any Environmental Law or to investigation or cleanup of Hazardous Substances under any Environmental Law. The representations and warranties made in this Section 5.11 are the Sellers' exclusive representations and warranties relating to environmental matters.

     5.12 Labor Matters. All collective bargaining agreements to which the Sellers are a party or are subject and which relate to the operation or maintenance of the Purchased Assets or the business of the Sellers in connection therewith are identified in Schedule 7.10(b). Solely (in each of the following clauses (a) through (f)) with respect to the operation or maintenance of the Purchased Assets or the business of the Sellers in connection therewith, except to the extent set forth in Schedule 5.12 and except for such matters as will not, individually or in the aggregate, create a Material Adverse Effect (a) the Sellers are in compliance with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, and are not engaged in any unfair labor practice; (b) there is no unfair labor practice charge or complaint pending or, to the knowledge of the Sellers, threatened against the Sellers; (c) there is no labor strike, dispute, slowdown or stoppage actually pending or, to the Sellers' knowledge threatened against or affecting the Sellers; (d) no question concerning representation has been raised or, to the knowledge of Sellers, is threatened respecting the employees of the Sellers; (e) no arbitration proceeding arising out of or under collective bargaining agreements is pending against the Sellers; and (f) there are no administrative charges or court complaints against the Sellers concerning alleged employment discrimination or other employment related matters pending or, to the knowledge of Sellers, threatened before the U.S. Equal Employment Opportunity Commission, any administrative tribunals in New Brunswick governing human rights matters, or any governmental or regulatory body or authority.

     5.13 ERISA; Benefit Plans.
     (a) Schedule 5.13(a) lists (i) all "employee pension benefit plans", as defined in Section 3(2) of ERISA, and all "pension plans", as defined in Section 1(1) of the Pension Benefits Act, including multiemployer plans (of which none exist), established, maintained or contributed to (or previously maintained or contributed to within the last six fiscal years) by the Sellers or any of their ERISA Affiliates for the benefit of current or former employees employed at the Purchased Assets, for the operation or maintenance of the Purchased Assets, or in connection with the business of Sellers relating to the Purchased Assets ("Pension Plans"); (ii) all "employee welfare benefit plans", as defined in
Section 3(1) of ERISA, established, maintained or contributed to (or previously maintained or contributed to within the last six fiscal years) by the Sellers or any of their ERISA Affiliates for the benefit of current or former employees employed at the Purchased Assets, for the operation or maintenance of the Purchased Assets, or in connection with the
                                   -29-

business of Sellers relating to the Purchased Assets ("Welfare Plans"); and
(iii) all bonus, compensation or other fringe benefit plans, programs, and arrangements established, maintained or contributed to (or previously maintained or contributed to within the last six fiscal years) by the Sellers or any of their ERISA Affiliates for the benefit of current or former employees employed at the Purchased Assets, for the operation or maintenance of the Purchased Assets, or in connection with the business of Sellers relating to the Purchased Assets, without regard to the coverage of any such plan, program or arrangement by ERISA or any provision of the Code. The plans, programs and arrangements listed on Schedule 5.13(a) are collectively referred to herein as the "Benefit Plans". Accurate and complete copies of all Benefit Plans and all material employee communications of general application related to such Benefit Plans have been made available to the Buyer.

     (b)  Except as set forth in Schedule 5.13(b):

               (1) No Pension Plan and no ERISA Affiliate Plan has ever incurred an "accumulated funding deficiency", as defined in Section 302 of ERISA and Section 412 of the Code, whether or not waived, nor incurred a "solvency deficiency", as defined in Section 2 of the General Regulation
     - Pension Benefits Act, NB Reg. 91-195, as amended;

               (2) None of the Sellers nor any ERISA Affiliate has incurred any liability to the Pension Benefit Guaranty Corporation under Sections 4062, 4063, 4064 or 4069 of ERISA in connection with any Pension Plan that is subject to Title IV of ERISA, and none of the Purchased Assets is subject or potentially subject to a lien under Section 4068 of ERISA;

               (3) No Pension Plan and no ERISA Affiliate Plan, and no trust created under any such plan, has been terminated or has commenced voluntary or involuntary termination proceedings under Sections 4041 or 4042 of ERISA or has experienced a "reportable event" as defined in Section 4043 of ERISA or has been wound up or commenced voluntary or involuntary wind up proceedings under Sections 60 or 61 of the Pension Benefits Act; and

               (4) The Internal Revenue Service has issued a letter for each Pension Plan that is intended to be qualified determining that such plan is exempt from United States Federal Income Tax under Sections 401(a) and 501(a) of the Code. To the Sellers' knowledge, there has been no occurrence since the date of any such determination letter that has adversely affected (or might reasonably be expected to adversely affect) such qualification and each Pension Plan in form and in operation is in compliance in all respects with all applicable provisions of ERISA and the Code. The Minister of National Revenue has registered each Pension Plan provided for employees of the Sellers employed in New Brunswick, Canada, pursuant to the provisions of the Income Tax Act (Canada). Each Pension Plan in form and operation is in material compliance with applicable provisions of the Pension Benefits Act and the Income Tax Act (Canada).





                                   -30-

               (5) All contributions or payments required to be made as of or before the Closing Date by the Sellers to, for, or in respect of the Benefit Plans, the IBEW Agreements, and the Pension Benefits Act have been made.
     (c) None of the Sellers nor any ERISA Affiliate has engaged in any transaction to avoid or evade liability within the meaning of Section 4069(b) of ERISA. No Benefit Plan and no ERISA Affiliate Plan is a "multiemployer plan", as defined in Section 4001(a)(3) of ERISA or Section 1(1) of the Pension Benefits Act, or a single-employer plan under multiple controlled groups, within the meaning of Sections 4063-64 of ERISA.

     (d) Each Welfare Plan has been maintained in accordance with the requirements of ERISA and other applicable law. In addition, each of the Sellers that maintains a "group health plan" within the meaning of Section 5000(b)(1) of the Code has materially complied in good faith with the applicable requirements of COBRA and HIPAA.

     (e) Except as set forth in Schedule 5.13(b), none of the Sellers, any ERISA Affiliate, any Benefit Plan that is subject to ERISA, Section 4975 of the Code, or the Pension Benefits Act, or any fiduciary, party in interest, disqualified person, affiliate or related person, with respect to any Benefit Plan has engaged or caused any such Benefit Plan to engage in any transaction prohibited by Section 406 or Section 407(a) of ERISA or Section 4975 of the Code, unless an appropriate exemption or exemptions have been obtained therefor under Section 408 of ERISA and Section 4975 of the Code, or prohibited by
Section 44 of the General Regulation - Pension Benefits Act, NB Reg. 91-195, as amended.

     (f) With the exception of routine claims for benefits, including associated appeals and disputes of denied claims, arising in the ordinary course of administration of the Benefit Plans, no material claims, assessments, investigations, or proceedings in arbitration or litigation, or by or before the Superintendent of Pensions of the Province of New Brunswick or the Labour and Employment Board (New Brunswick), relating to or arising under any Benefit Plan are pending or, to the knowledge of Sellers, threatened against any Seller, any ERISA Affiliate, any Benefit Plan, or any trust or other funding arrangement created under or established as part of any Benefit Plan, or against any trustee, fiduciary, custodian, administrator, or any other Person, and the Sellers have no basis to anticipate that any such claim or claims exist.

     (g) Except as set forth on Schedule 5.13(a), Seller does not maintain, provide or contribute to a post-retirement welfare benefit plan (including, without limitation, post-retirement medical benefits for or on behalf of current or former employees employed at the Purchased Assets, for the operation and maintenance of the Purchased Assets, or in connection with the business of Sellers relating to the Purchased Assets).
     5.14 Condemnation. Except as set forth in Schedule 5.14, neither the whole nor any part of the Real Estate or any other real property or rights leased, used or occupied by the Sellers in connection with the ownership or operation of the Purchased Assets is subject to any outstanding order by any public authority to be sold, or any pending suit for condemnation or other taking by any public authority, and to the knowledge of Sellers, no such condemnation or other taking has been threatened.
                                   -31-
     5.15 Certain Contracts and Arrangements.

     (a) Except (i) as listed in Schedule 5.15(a) or 7.10(b), (ii) for contracts, agreements, personal property leases, commitments, understandings or instruments under which all rights, benefits, duties and obligations, contingent or otherwise, of any party or beneficiary will expire on or prior to the Closing Date, and (iii) for agreements with suppliers entered into in the ordinary course of business that in each case (x) do not provide for annual payments of more than $1,000 and (y) are not material to the operation or condition (financial or otherwise) of the Purchased Assets or the business of the Sellers in connection therewith, the Sellers are not a party to any written contract (including, without limitation, any employment contract), agreement, personal property lease, commitment, understanding or instrument relating to the business or operations of the Purchased Assets. Accurate and complete copies of all Sellers' Agreements have been made available to Buyer.

     (b) Except as disclosed in Schedule 5.15(b), each Sellers' Agreement (i) constitutes a valid and binding obligation of MPS or MNB, and to the knowledge of the Sellers constitutes a valid and binding obligation of the other parties thereto, (ii) is in full force and effect, and no notice of termination has been delivered by any party thereunder, and (iii) may be transferred to the Buyer pursuant to this Agreement and will continue in full force and effect thereafter, in each case without breaching the terms thereof or resulting in the forfeiture or impairment of any rights thereunder. Without limitation of the foregoing, (i) no consent of The Perth-Andover Electric Light Commission is required for the valid transfer and assignment to the Buyer of the Agreement between MNB and The Perth-Andover Electric Light Commission dated December 7, 1993 (which became effective on January 2, 1995), and (ii) no consent of any other Owner of the Wyman Station is required for the valid transfer and assign-ment to the Buyer of MPS's right, title and interest in and to the Wyman Agree-ments and such transfer and assignment will not give rise to any right of first refusal in favor of any other such Owner under any of the Wyman Agreements.

     (c) Except as set forth in Schedule 5.15(c), there is not, under any of the Sellers' Agreements, any default or event which, with notice or lapse of time or both, would (i) constitute a default on the part of any of the parties thereto, except such events of default and other events as to which requisite waivers or consents have been obtained or which would not, individually or in the aggregate, create a Material Adverse Effect, (ii) would give rise to an automatic termination, or the right of discretionary termination, thereof, or
(iii) would cause the acceleration of any of the Sellers' obligations or result in the creation of any Encumbrance on any of the Purchased Assets.

     5.16 Legal Proceedings, etc. Except as set forth in Schedule 5.16 or in any public filing made by MPS pursuant to the Securities Act or the Exchange Act, there are no claims, actions, proceedings or investigations pending or, to the knowledge of Sellers, threatened against or relating to the Sellers before any court, governmental or regulatory authority or body acting in an adjudicative capacity, which, if adversely determined, individually or in the aggregate, would create a Material Adverse Effect. Except as set forth in
Schedule 5.16 or in any public filing made by MPS pursuant to the Securities Act or the Exchange Act, the Sellers are not subject to any outstanding judgment, rule, order, writ, injunction or decree of any court, governmental or
                                   -32-

regulatory authority which, individually or in the aggregate, would create a Material Adverse Effect.

     5.17 Permits. All permits, licenses, franchises and other governmental authorizations, consents and approvals, other than the Environmental Permits, necessary to own or otherwise utilize, operate or maintain, or engage in the business of the Sellers in connection with, the Purchased Assets as presently conducted, are identified in Schedule 5.17 (collectively, the "Required Permits"). Except as set forth in Schedule 5.17, the Sellers have not received any written notification that they are, or in the future may be considered to be, in violation of any of the Required Permits, or any law, statute, order, rule, regulation, ordinance or judgment of any governmental or regulatory body or authority applicable to any Required Permits, except for notifications of violations which would not, individually or in the aggregate, create a Material Adverse Effect. The Sellers are in compliance with all Required Permits, laws, statutes, orders, rules, regulations, ordinances, or judgments of any governmental or regulatory body or authority applicable to it, except for violations which, individually or in the aggregate, do not create a Material Adverse Effect.

     5.18 Regulation as a Utility. MPS is an exempt public utility holding company within the meaning of the Holding Company Act. MPS is subject to regulation in the United States as a public utility or public service company (or similar designation other than as an Exempt Wholesale Generator within the meaning of the Holding Company Act) only by FERC and the PUC; MPS is not subject to regulation in Canada. MNB is subject to regulation in Canada as a public utility only by the New Brunswick Board of Commissioners of Public Utilities, and is subject to regulation by the National Energy Board with respect to the international export of electricity and the construction and operation of international power transmission lines and infrastructure; MNB is not subject to regulation in the United States.

     5.19 Taxes.    With respect to the Purchased Assets and the business of the
Sellers associated with the Purchased Assets, (i) all Tax Returns required to be filed other than those Tax Returns the failure of which to file would not create a Material Adverse Effect have been filed and, in each case when filed, were true, complete and correct in all material respects, and (ii) all material Taxes shown to be due on such Tax Returns have been paid in full. Except as set forth in Schedule 5.19, no notice of deficiency or assessment has been received from any taxing authority with respect to liabilities for Taxes of the Sellers in respect of the Purchased Assets (nor to the knowledge of Sellers has any such taxing authority threatened to issue such notice or assessment), which have not been fully paid or finally settled, and any such deficiency shown in such
Schedule 5.19 is being contested in good faith through appropriate proceedings. Except as set forth in Schedule 5.19, there are no outstanding agreements or waivers extending the applicable statutory periods of limitation for Taxes associated with the Purchased Assets for any period. Schedule 5.19 sets forth the taxing jurisdictions in which the Sellers own assets or conduct business that require a notification to a taxing authority of the transactions contemplated by this Agreement, if the failure to make such notification, or obtain Tax clearances in connection therewith, would either require the Buyer to withhold any portion of the Purchase Price or would subject Buyer to any liability for any Taxes of the Sellers.
                                   -33-


     5.20 Sufficiency of Purchased Assets. The Purchased Assets constitute all of Sellers' generation assets, other than MPS's Power Purchase Agreement with Wheelabrator-Sherman Energy Company (successor to Signal-Sherman Energy Company, assignee of Sherman Power Company), and the real property that is included within the Houlton Station, and, together with the Continuing Site Agreement and the Interconnection Agreements, are sufficient to allow Buyer, after the Closing, if it has obtained all necessary governmental approvals, to deliver the output of such generation assets to MPS's transmission system at the respective interconnection points specified in the Interconnection Agreements. Without limiting the foregoing, the Purchased Assets shall include all of MPS's right, title and interest under any private and special laws of Maine that relate to the Purchased Assets. As of the Closing Date, the Purchased Assets will meet the standards with respect thereto contained in the Interconnection Agreements and the Continuing Site Agreement. Sellers have reviewed, and are reviewing, their business operations and assets with respect to Year 2000 compliance and, to the best of the Sellers' knowledge, the Purchased Assets do not include any material assets that are not Year 2000 compliant.

     5.21 Buyer's Knowledge. The Sellers shall be deemed to have disclosed hereunder, as if they had set it forth on a schedule hereto, any facts and circumstances known to Buyer as of the date of this Agreement, whether known to Buyer through independent means or through review of Sellers' facilities and records, even if such matter is not listed on any Schedule attached hereto.

     EXCEPT FOR THE REPRESENTATIONS AND WARRANTIES EXPRESSLY SET FORTH IN THIS
ARTICLE V, THE PURCHASED ASSETS ARE BEING SOLD AND TRANSFERRED "AS IS, WHERE IS," AND THE SELLERS ARE NOT MAKING ANY OTHER REPRESENTATIONS OR WARRANTIES, WRITTEN OR ORAL, STATUTORY, EXPRESS OR IMPLIED, CONCERNING SUCH PURCHASED ASSETS, INCLUDING, IN PARTICULAR, ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE, ALL OF WHICH ARE HEREBY EXPRESSLY EXCLUDED AND DISCLAIMED.

                           ARTICLE VI

           REPRESENTATIONS AND WARRANTIES OF THE BUYER

     The Buyer represents and warrants to the Sellers as follows as of the date hereof and on and as of the Closing Date:

     6.1 Organization. The Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Wisconsin and has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as is now being conducted.

     6.2 Authority Relative to this Agreement. The Buyer has full corporate power and authority to execute and deliver this Agreement and each of the other Closing Documents to which it is a party and to consummate the transactions contemplated hereby and thereby. The execution and delivery by Buyer of this Agreement and each of the other Closing Documents to which it is a party and the consummation of the transactions contemplated hereby and thereby



                                   -34-

have been duly and validly authorized by the Board of Directors of the Buyer and no other corporate proceedings on the part of the Buyer are necessary to authorize this Agreement or to consummate the transactions contemplated hereby. Each of this Agreement and the other Closing Documents to which Buyer is a party has been duly and validly executed and delivered by the Buyer, and assuming that each of this Agreement and such other Closing Documents constitutes a valid and binding agreement of the Sellers, subject to the receipt of the Buyer Required Regulatory Approvals and the Sellers Required Regulatory Approvals, constitutes a valid and binding agreement of the Buyer, enforceable against the Buyer in accordance with its terms, except that such enforceability may be limited by applicable bankruptcy, insolvency, moratorium or other similar laws affecting or relating to enforcement of creditors' rights generally or general principles of equity.

     6.3  Consents and Approvals; No Violation.
     (a) Except as set forth in Schedule 6.3, and other than obtaining the Buyer Required Regulatory Approvals and the Sellers Required Regulatory Approvals, neither the execution and delivery of this Agreement and the other Closing Documents by the Buyer nor the consummation of the transactions contemplated hereby or thereby (including, without limitation, the purchase by the Buyer or its designee of the Purchased Assets and the assumption by the Buyer or its designee of the Assumed Obligations pursuant to this Agreement and the other Closing Documents) will (i) conflict with or result in any breach of any provision of the Certificate of Incorporation or Bylaws (or other similar governing documents) of the Buyer, (ii) require any consent, approval, authorization or permit of, or filing with or notification to, any governmental or regulatory authority, or (iii) result in a default (or give rise to any right of termination, cancellation or acceleration) under any of the terms, conditions or provisions of any note, bond, mortgage, indenture, agreement, lease or other instrument or obligation to which the Buyer or any of its subsidiaries is a party or by which any of their respective assets may be bound, except for such defaults (or rights of termination, cancellation or acceleration) as to which requisite waivers or consents have been obtained.
     (b) Except as set forth in Schedule 6.3 and except for (i) qualification of the Buyer and/or each of its designees as an exempt wholesale generator under the Energy Policy Act of 1992, without restriction, including no restriction on sales to Affiliates, (ii) authorization to sell power under Section 205 of the Federal Power Act, (iii) approval by FERC, under Part I of the Federal Power Act, of the transfer of FERC project licenses related to, and necessary to operate, the Purchased Assets as currently operated, and approval by FERC of market-based rates for Buyer or its designees (or, alternatively, a disclaimer by FERC of jurisdiction under the Federal Power Act as to wholesale sales and either the approval by the State of Maine of market-based rates or a disclaimer by the State of Maine of jurisdiction over wholesale sales by Buyer or its designees), (iv) approval by the SEC pursuant to Section 9(a)(1) of the Holding Company Act if WPS Resources Corporation is required to register as a public utility holding company under the Holding Company Act prior to the Closing Date,
(v) approval of the Department of Energy, Economic Regulatory Administration to export electricity to Canada from the United States, (vi) approval of the Superintendent of Pensions of the Province of New Brunswick of the establishment of any pension plan by Buyer or its designee in respect of its Canadian employees, (vii) any PUC approval or approval by the Lieutenant-Governor in Council of New Brunswick or
                                   -35-

the approval of the Board of Commissioners of Public Utilities of the Province of New Brunswick necessary for the Sellers to transfer any Purchased Assets in Maine or New Brunswick and for the Buyer or its designee to purchase the Purchased Assets or assume the Assumed Obligations in Maine or New Brunswick, and (viii) any necessary approval of the National Energy Board to export electricity from Canada to the United States and to operate international power transmission infrastructure as currently carried on in the conduct of the business of MNB in connection with the Purchased Assets (the filings and approvals referred to in clauses (i) through (viii) are collectively referred to as the "Buyer Required Regulatory Approvals"), no declaration, filing or registration with, or notice to, or authorization, consent or approval of any governmental or regulatory body or authority is necessary for the consummation by the Buyer of the transactions contemplated hereby.

     6.4 Regulation as a Utility. The Buyer is not subject to regulation as a public utility or public service company (or similar designation other than as an Exempt Wholesale Generator within the meaning of the Holding Company Act) by the United States, any State of the United States, any foreign country or any municipality or any political subdivision of the foregoing.

     6.5  Disclosure.  Buyer has reviewed all materials identified on Schedule
6.5 in the form provided by Sellers to Buyer, and has had the opportunity to ask questions of Sellers' officers and employees and to undertake such review as it has deemed necessary or advisable with respect to the Purchased Assets, the Assumed Obligations and Sellers' operations.

                           ARTICLE VII

                    COVENANTS OF THE PARTIES

     7.1  Conduct of Business Relating to the Purchased Assets.

     (a) Except as described in Schedule 7.1, during the period from the date of this Agreement to the Closing Date, the Sellers will operate the Purchased Assets and related businesses in the usual, regular and ordinary course consistent with good industry practice and shall use all commercially reasonable efforts to preserve intact the Purchased Assets and the businesses related thereto, and endeavor to preserve the goodwill and relationships with customers, suppliers and others having business dealings with them. Without limiting the generality of the foregoing, and, except as contemplated in this Agreement or as described in Schedule 7.1, prior to the Closing Date, without the prior written consent of the Buyer, the Sellers will not with respect to the Purchased Assets and related businesses, except in each case in the ordinary course of the Sellers' businesses:

               (1) except for (1) Permitted Encumbrances and (2) indebtedness constituting Excluded Liabilities that does not create an Encumbrance on the Purchased Assets that will continue beyond the Closing Date, create, incur, assume or suffer to exist any indebtedness for borrowed money (including obligations in respect of capital leases);


                                   -36-


               (2) make any material change in the levels of fuel inventory and stores inventory customarily maintained by the Sellers with respect to the Purchased Assets, other than consistent with good industry practice;

               (3) sell, lease (as lessor), transfer or otherwise dispose of, any of the Purchased Assets, other than assets used, consumed or replaced in the ordinary course of business consistent with good industry practice;

               (4) terminate, extend or otherwise materially amend any of the Sellers' Agreements, any other contracts, agreements, personal property leases, commitments, understandings, instruments, or real property leases to the extent any such extension or amendment would require such item to be disclosed on Schedule 5.9 or 5.15(a), or waive any material default by, or release, settle or compromise any material claim against, any other party thereto;

               (5) enter into, terminate, extend or otherwise amend any real or personal property Tax agreement, treaty or settlement;

               (6) execute, enter into, terminate or otherwise amend any of the Required Permits or the Environmental Permits, other than routine renewals or non-material modifications or amendments; and

               (7)  with respect to the Purchased Assets and related businesses,
     (x) amend in a material, adverse way, or cancel any liability or casualty insurance policies related thereto, (y) compromise, settle, withdraw, release or abate any material claims made or accruing thereunder or (z) fail to maintain by self insurance or with financially responsible insurance companies insurance in such amounts and against such risks and losses as are customary for such assets and businesses.

     (b) Notwithstanding anything in Section 7.1(a) to the contrary, the Sellers may, in their sole discretion, make (i) Maintenance Expenditures and Capital Expenditures (provided that the Buyer shall not be liable for any such expenditures in excess of the Maintenance and Capital Expenditures Amount), and
(ii) at the Sellers' expense, such other maintenance and capital expenditures as the Sellers deem necessary.

     (c) A committee comprised of one Person designated by the Sellers and one Person designated by the Buyer, and such additional Persons as may be appointed by the Persons originally appointed to such committee (the "Transition Committee") will be established as soon after execution of this Agreement as is practicable to examine the business issues affecting the Purchased Assets and related businesses of the Sellers after the date hereof, giving emphasis to cooperation between the Buyer and the Sellers after the execution of this Agreement. From time to time, the Transition Committee shall report its findings to the senior management of each of MPS and the Buyer.

     (d) Between the date of this Agreement and the Closing Date, in the interest of cooperation between the Sellers and the Buyer and to permit informed action by the Buyer

                                   -37-

regarding its rights pursuant to Section 7.1(a) to grant, consent or to waive prohibitions or limitations under Section 7.1(a), the parties agree as follows. At the sole responsibility and expense of the Buyer, the Sellers will permit designated employees ("Observers") of the Buyer to observe all operations of the Sellers that relate to the Purchased Assets and related businesses, and to observe discussions with third parties relating solely to the Purchased Assets (not including discussions with legal counsel or accountants), and such observation will be permitted on a cooperative basis in the presence of personnel of the Sellers but not restricted to the normal business hours of the Sellers; provided, however, that such Observers and their actions shall not unreasonably interfere with the operation of the Sellers' business. The Buyer's Observers may recommend or suggest actions be taken or not be taken by the Sellers; provided, however, that the Sellers will be under no obligation to follow any such recommendations or suggestions and the Sellers shall be entitled, subject to this Agreement, to conduct their business in accordance with their own judgment and discretion. The Buyer's Observers shall have no authority to bind or make agreements on behalf of the Sellers; to conduct discussions with or make representations to third parties on behalf of the Sellers; or to issue instructions to or direct or exercise authority over the Sellers or any of the Sellers' officers, employees, advisors or agents.

     7.2  Access to Information.
     (a) Between the date of this Agreement and the Closing Date, the Sellers will, during ordinary business hours and upon reasonable notice (i) give the Buyer and the Buyer Representatives reasonable access to all books, records, plants, offices and other facilities and properties constituting the Purchased Assets or relating to the Assumed Obligations to which the Buyer is not denied access by law; (ii) permit the Buyer to make such reasonable inspections thereof as the Buyer may reasonably request; (iii) furnish the Buyer with such financial and operating data and other information with respect to the Purchased Assets or the Assumed Obligations as the Buyer may from time to time reasonably request; (iv) furnish the Buyer a copy of each material report, schedule or other document filed or received by them with respect to the Purchased Assets or the Assumed Obligations with the SEC, PUC, DEP, FERC, the National Energy Board, the Board of Commissioners of Public Utilities of the Province of New Brunswick, or the Superintendent of Pensions of the Province of New Brunswick; provided, however, that (A) any such investigation shall be conducted in such a manner as not to interfere unreasonably with the operation of the Purchased Assets, (B) the Sellers shall not be required to take any action which would constitute a waiver of the attorney-client privilege and (C) the Sellers need not supply the Buyer with any information which the Sellers are under a legal obligation not to supply. Notwithstanding anything in this Section 7.2 to the contrary, (i) the Sellers will only furnish or provide such access to Transferring Employee Records and personnel and medical records as is permitted or required by law, legal process or subpoena and (ii) the Buyer shall not have the right to perform or conduct any environmental sampling or testing at, in, on, or underneath the Purchased Assets, except as set forth on Schedule 7.2 hereof.

     (b) All information furnished to or obtained by the Buyer and the Buyer's Representatives pursuant to this Section 7.2 shall be subject to the provisions of the Confidentiality Agreement and shall be treated as "Proprietary Information" (as defined in the Confidentiality Agreement).
                                   -38-
     (c) For a period of six years after the Closing Date, each party and their representatives shall have reasonable access to all of the books and records of the Purchased Assets, including all Transferring Employee Records or other personnel and medical records permitted or required by law, legal process or subpoena, in the possession of the other party or parties to the extent that such access may reasonably be required by such party in connection with the Assumed Obligations or the Excluded Liabilities, or other matters relating to or affected by the operation of the Purchased Assets. Such access shall be afforded by the party or parties in possession of such books and records upon receipt of reasonable advance notice and during normal business hours. The party or parties exercising this right of access shall be solely responsible for any costs or expenses incurred by it or them pursuant to this Section 7.2(c).
If the party or parties in possession of such books and records shall desire to dispose of any such books and records upon or prior to the expiration of such six-year period, such party or parties shall, prior to such disposition, give the other party or parties a reasonable opportunity at such other party's or parties' expense, to segregate and remove such books and records as such other party or parties may select.
     (d) Notwithstanding the terms of the Confidentiality Agreement and Section 7.2(b) above, the parties agree that prior to the Closing the Buyer may reveal or disclose Proprietary Information to any other Persons in connection with financing, and risk management if reasonably necessary, of or with respect to the Purchased Assets, and to such Persons with whom the Buyer expects it may have business dealings regarding the Purchased Assets from and after the Closing Date, and, to the extent that the Sellers consent (which consent shall not be unreasonably withheld) to existing and potential customers and suppliers, in each case only so long as such other parties enter into confidentiality agree-ments in favor of MPS on terms satisfactory to MPS.
     (e) Except as required by law, unless otherwise agreed to in writing by the Buyer, for a period commencing on the Closing Date and terminating three years after such date the Sellers shall keep (i) all Proprietary Information confidential and not disclose or reveal any Proprietary Information to any Person other than Sellers' Representatives who are actively and directly partic-ipating in the transactions contemplated hereby or who otherwise need to know the Proprietary Information for such purpose and to cause those Persons to observe the terms of this Section 7.2(e) and (ii) not to use Proprietary Infor-mation for any purpose other than consistent with the terms of this Agreement and the other Closing Documents. The Sellers shall continue to hold all Pro-prietary Information according to the same internal security procedures and with the same degree of care regarding its secrecy and confidentiality as currently applicable thereto. The Sellers shall notify the Buyer of any unauthorized dis-closure to third parties that it discovers, and shall endeavor to prevent any further such disclosures. The Sellers shall be responsible for any breach of the terms of this Section 7.2(e) by the Sellers or the Sellers' Representa-tives.
     After the Closing Date, in the event that the Sellers are requested pur-suant to, or required by, applicable law or regulation or by legal process to disclose any Proprietary Information, or any other information concerning the Purchased Assets, or the transactions contemplated hereby, the Sellers shall provide the Buyer with prompt notice of such request or requirement in order to enable the Buyer to seek an appropriate protective order or other remedy, to consult with the Sellers with respect to taking steps to resist or narrow the scope of such request or legal process, or to waive compliance, in whole or in
                                   -39-
part, with the terms of this Section 7.2(e). The Sellers agree not to oppose any action by the Buyer to obtain a protective order or other appropriate remedy after the Closing Date. In the event that no such protective order or other remedy is obtained, or that the Buyer waives compliance with the terms of this
Section 7.2(e), the Sellers shall furnish only that portion of the Proprietary Information which the Sellers are advised by counsel is legally required. In any such event the Sellers shall use their reasonable best efforts to ensure that all Proprietary Information and other information that is so disclosed will be accorded confidential treatment.
     (f) The parties agree that the Confidentiality Agreement will terminate, without further act or evidence by the parties, upon consummation of the Closing.

     7.3 Expenses. Except to the extent specifically provided herein, whether or not the transactions contemplated hereby are consummated, all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be borne by the party incurring such costs and expenses.

     7.4  Further Assurances.
     (a) Subject to the terms and conditions of this Agreement, each of the parties hereto will use its best efforts to take, or cause to be taken, all action, and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the sale of the Purchased Assets pursuant to this Agreement, including without limitation using its best efforts to ensure satisfaction of the conditions precedent to each party's obligations hereunder. Notwithstanding anything in the previous sentence to the contrary, the Sellers and the Buyer shall use their commercially reasonable efforts to obtain all Permits and Environmental
Permits necessary for the Buyer to own, operate and maintain the Purchased Assets and to deliver the output thereof to MPS's transmission system at the respective interconnection points specified in the Interconnection Agreements. Neither of the parties hereto will, without prior written consent of the other party, take or fail to take any action, which would reasonably be expected to prevent or materially impede, interfere with or delay the transactions contemplated by this Agreement. From time to time after the date hereof, without further consideration, the Sellers will, at their own expense, execute and deliver such documents to the Buyer or its designee as the Buyer may reasonably request in order to more effectively vest in the Buyer the Sellers' title to the Purchased Assets subject only to Permitted Encumbrances. Without limiting the foregoing, the Sellers shall cooperate with the Buyer in the Buyer's efforts to cure or remove any defects or Encumbrances existing with respect to the Real Estate that the Buyer reasonably deems objectionable; provided, however, that in connection therewith the Sellers shall not be under any obligation to initiate legal action or to incur expense other than reason-able administrative and out-of-pocket expenses. From time to time after the date hereof, the Buyer will, at its own expense, execute and deliver such eff-documents to the Sellers as the Sellers may reasonably request in order to more ectively consummate the sale of the Purchased Assets pursuant to this Agreement.
     (b) To the extent that the Sellers' rights under any Sellers' Agreement may not be assigned without the consent of another Person which consent has not been obtained, this Agreement shall not constitute an agreement to assign the same if an attempted assignment would
                                   -40-
constitute a breach thereof or be unlawful, and the Sellers, at their expense, shall use their commercially reasonable efforts to obtain any such required consents as promptly as possible. The Sellers and the Buyer agree that if any consent to an assignment of any Sellers' Agreement shall not be obtained or if any attempted assignment would be ineffective or would impair the Buyer's or its designee's rights and obligations under the Sellers' Agreement in question so that the Buyer or its designee would not in effect acquire the benefit of all such rights and obligations, the Sellers, to the maximum extent permitted by law and such Sellers' Agreement, shall after the Closing (assuming that the Buyer, in its sole and absolute discretion, waives in writing the condition precedent to Closing set forth in Section 8.2(k)), appoint the Buyer or its designee to be the Sellers' representative and agent with respect to such Sellers' Agree-ment, and the Sellers shall, to the maximum extent permitted by law and such Sellers' Agreement, enter into such reasonable arrangements with the Buyer or its designee as are necessary to provide the Buyer or its designee with the benefits and obligations of such Sellers' Agreement. The Sellers and the Buyer shall cooperate and shall each use their commercially reasonable efforts after the Closing to obtain an assignment of such Sellers' Agreement to the Buyer or its designee.
     7.5 Public Statements. The parties shall consult with each other prior to issuing any public announcement, statement or other disclosure with respect to this Agreement or the transactions contemplated hereby and shall not issue any such public announcement, statement or other disclosure prior to such consultation, except as may be required by law and except that the parties may make public announcements, statements or other disclosures with respect to this Agreement and the transactions contemplated hereby to the extent and under the circumstances in which the parties are expressly permitted by the Confident-iality Agreement to make disclosures of "Proprietary Information" (as defined in the Confidentiality Agreement).

     7.6  Consents and Approvals; Financing.
     (a) The Sellers and the Buyer agree that there is no need to file with the Federal Trade Commission or the United States Department of Justice any notifications under the HSR Act and the rules and regulations promulgated thereunder with respect to the transactions contemplated hereby.

     (b) The Sellers and the Buyer shall cooperate with each other and (i) promptly prepare and file all necessary documentation, (ii) effect all necessary applications, notices, petitions and filings and execute all agreements and documents, (iii) use all commercially reasonable efforts to obtain the transfer or reissuance to the Buyer of all necessary Transferable Permits, consents, approvals and authorizations of all governmental bodies and (iv) use all commercially reasonable efforts to obtain all necessary consents, approvals and authorizations of all other parties, in the case of each of the foregoing clauses (i), (ii), (iii) and (iv), necessary or advisable to consummate the transactions contemplated by this Agreement (including, without limitation, the Sellers Required Regulatory Approvals and the Buyer Required Regulatory Approvals) or required by the terms of any note, bond, mortgage, indenture, deed of trust, license, franchise, permit, concession, contract, lease or other instrument to which the Sellers or the Buyer is a party or by which any of them is bound. Each of the Sellers and the Buyer shall have the right to review in advance all characterizations of the information relating to the transactions contemplated by this
                                   -41-
Agreement which appear in any filing made in connection with the transactions contemplated hereby.

     (c) The Sellers and the Buyer shall cooperate with each other and promptly prepare and file notifications with, and request Tax clearances from, state, provincial and local taxing authorities in jurisdictions in which a portion of the Purchase Price may be required to be withheld or in which the Buyer would otherwise be liable for any Tax liabilities of the Sellers pursuant to such state and local Tax law.

     (d) Notwithstanding anything herein to the contrary, the Sellers shall use all commercially reasonable efforts to assist Buyer in obtaining all third party consents (including, without limitation, consents to the collateral assignment in favor of the Buyer's lenders of contracts or agreements included in the Purchased Assets), agreements, certificates, opinions, and other documents or instruments reasonably requested by the Buyer's lenders in connection with the financing, on a non- or limited recourse basis or otherwise, of Buyer's acquisition of the Purchased Assets hereunder, all of which shall be at Buyer's sole cost and expense to the extent that any such items are not otherwise required of Sellers hereunder or under any of the Closing Documents. From time to time after the date hereof, without further consideration, the Sellers will, at their own expense, execute and/or deliver such consents (including, without limitation, consents to the collateral assignment in favor of the Buyer's lenders of the Closing Documents), agreements, certificates, opinions, and other documents or instruments to the Buyer's lenders as the Buyer's lenders may reasonably request in connection with the financing, on a non- or limited recourse basis or otherwise, of Buyer's acquisition of the Purchased Assets hereunder. Sellers acknowledge that Buyer intends to obtain financing, on a non- or limited recourse basis or otherwise and on terms and conditions acceptable to Buyer, of Buyer's acquisition of the Purchased Assets hereunder and Buyer confirms that obtaining such financing is not a condition precedent to its obligations hereunder.

     7.7 Fees and Commissions. The Sellers and the Buyer each represent and warrant to the other that no broker, finder or other Person is entitled to any brokerage fees, commissions or finder's fees in connection with the transaction contemplated hereby by reason of any action taken by the party making such representation. The Sellers and the Buyer will pay to the other or otherwise discharge, and will indemnify and hold the other harmless from and against, any and all claims or liabilities for all brokerage fees, commissions and finder's fees incurred by reason of any action taken by such party.

     7.8  Tax Matters.

     (a) All transfer and sales taxes incurred in connection with this Agreement and the transactions contemplated hereby shall be borne by the Sellers, other than Maine real estate transfer taxes which shall be paid equally by Buyer and MPS, and MPS, at its own expense, will file, to the extent required by applicable law, all necessary Tax Returns and other documentation with respect to all such transfer or sales taxes, and, if required by applicable law, the Buyer will join in the execution of any such Tax Returns or other documentation. Prior to the Closing Date, MPS will provide to the Buyer, to the extent possible, an appropriate certificate of no Tax
                                   -42-
incurred in connection with this Agreement and the transactions contemplated hereby, from each applicable taxing authority.

     (b) With respect to Taxes to be prorated in accordance with Section 3.5 of this Agreement only, the Buyer shall prepare and timely file all Tax Returns required to be filed after the Closing with respect to the Purchased Assets, if any, for the period in which such Taxes must be reported, and shall duly and timely pay all such Taxes shown to be due on such Tax Returns. The Buyer's preparation of any such Tax Returns shall be subject to the Sellers' approval, which approval shall not be unreasonably withheld. The Buyer shall make such Tax Returns available for the Sellers' review and approval no later than fifteen (15) Business Days prior to the due date for filing such Tax Return. Within ten (10) Business Days after receipt of such Tax Return, the Sellers shall pay to the Buyer their proportionate share of the amount shown as due on such Tax Return determined in accordance with Section 3.5 of this Agreement.

     (c) Each of the Buyer and the Sellers shall provide the other with such assistance as may reasonably be requested by the other party in connection with the preparation of any Tax Return, any audit or other examination by any taxing authority, or any judicial or administrative proceedings relating to liability for Taxes, and each will retain and provide the requesting party with any records or information which may be relevant to such return, audit or examination, proceedings or determination. Any information obtained pursuant to this Section 7.8(c) or pursuant to any other Section hereof providing for the sharing of information or review of any Tax Return or other schedule relating to Taxes shall be kept confidential by the parties hereto.

     7.9 Supplements to Schedules. Prior to the Closing Date, the Sellers and the Buyer shall supplement or amend the Schedules referenced in this Agreement with respect to any matter relating to the subject matter thereof hereafter arising which, if existing or occurring at the date of this Agreement, would have been required to be set forth or described in such Schedules. No supplement or amendment of any Schedule made pursuant to this Section shall be deemed to cure any breach of, or expand or limit the scope of, or otherwise modify or affect any representation or warranty made in this Agreement unless the parties agree thereto in writing.

     7.10 Employees.

     (a) During the period beginning on the date of this Agreement and ending on the Closing Date (the "Buyer's Window"), the Buyer or its designee may offer employment, effective as of the Closing Date, to employees of the Sellers who are presently employed principally in connection with the ownership, operation, or maintenance of the Purchased Assets, and who are assigned to the departments listed in Schedule 7.10(a) and listed individually in such Schedule 7.10(a) (all such employees hereinafter referred to individually as an "Employee" and collectively as "Employees"); provided, however, that if any such individual ceases to be employed by either of the Sellers after the date hereof, Buyer or its designee may offer employment during the Buyer's Window, effective as of the Closing Date, to any individual or individuals who, in general, performs the functions and duties of such departed individual (and any such replacement individual or individuals, as the case may be, shall be deemed an "Employee" for the purposes of this Section 7.10).
                                   -43-
     All such offers of employment shall be made (i) in accordance with all applicable laws and regulations, and (ii) for Employees represented by the International Brotherhood of Electrical Workers ("IBEW"), in accordance with the applicable IBEW Agreements (or any replacement or extension thereof as in effect at such time). (Each person who becomes employed by the Buyer or its designee as of the Closing Date pursuant to this Section 7.10 shall be referred to herein as a "Transferred Employee.")

     During the Buyer's Window, the Sellers will refrain from offering post-Closing employment to any of the Employees without the prior consent of the Buyer, other than those Employees who the Buyer indicates in writing it does not intend to hire. Buyer shall in good faith notify Seller as soon as possible regarding those employees who the Buyer does not intend to offer employment.
The Buyer shall not solicit, directly or indirectly, for employment any employees of the Sellers at any time beginning on the date hereof and up to and including the second anniversary of the Closing Date, other than offers to Employees made during the Buyer's Window.

     Subject to the provisions set forth below, the Sellers shall not, at any time beginning at the end of the Buyer's Window and ending on the second anniversary of the Closing Date, solicit, directly or indirectly, for employment any Employee who accepted a position with the Buyer or its designee within the Buyer's Window. In the event the Buyer or its designee decides to terminate the employment of one or more of the Transferred Employees on or before 12 months following the Closing Date, Buyer or its designee shall provide Sellers with at least seventy-five (75) days advance written notice, following which Sellers shall have the right to offer employment to any such affected Transferred Employee, such employment to commence no sooner than the effective date of the Transferred Employee's employment termination with Buyer or its designee, as the case may be.

     With respect to any Employee who does not receive an offer of employment from the Buyer or its designee, the Sellers shall be responsible for providing such Employees with any benefits under the Sellers' Employee Transition Plan, which such Employees may be entitled to receive under the terms of said Plan. If, for any reason, any Employee has received severance benefits under the Sellers' Employee Transition Plan and is subsequently employed by Buyer at any time on or before the one (1) year anniversary of the Closing Date, Buyer shall reimburse the Sellers for the cost of any such severance benefits, whether such severance benefits are provided in cash or in kind.

     (b) Schedule 7.10(b) sets forth all of the collective bargaining agreements, and amendments thereto, to which the Sellers are a party with the IBEW in connection with the Purchased Assets (the "IBEW Agreements"). With respect to Transferred Employees who are included in the collective bargaining units covered by the IBEW Agreements (the "Transferred IBEW Employees"), as of the Closing Date the Buyer or its designee will assume the IBEW Agreements as they relate to Transferred IBEW Employees. The Buyer or its designee shall comply with all applicable obligations under the IBEW Agreements and will accept and fulfill all obligations under the IBEW Agreements, together with any revisions and/or extensions thereto, including, but not limited to, the obligation of Buyer or its designee to recognize the IBEW as the collective bargaining agent for the Transferred IBEW Employees. Transferred IBEW Employees
                                   -44-

shall be given credit for prior service with the Sellers for all purposes under the IBEW Agreements.
     (c) For the period commencing on the Closing Date and ending December 31, 2001, the Buyer or its designee shall provide all Transferred Employees who remain in its employ and who are not IBEW Employees ("Transferred Non-Union Employees") with total salary, benefits and opportunities for bonuses which is, in the aggregate, comparable to the total salary, benefits and opportunities for bonuses provided to such Employees by the Sellers immediately prior to the Closing Date. Nothing herein shall be deemed to guarantee a Transferred Employee continued employment with the Buyer or its designee for any definite period of time.
     (d) As of the Closing Date, all Transferred Employees shall, except as otherwise provided in this Section 7.10 or required by applicable law, cease to participate in the Welfare Plans and shall commence to participate in the employee welfare benefit plans, programs, and arrangements of the Buyer and its Affiliates, without regard to the coverage of any such plan, program, or arrangement by ERISA or any provision of the Code (the "Replacement Welfare Plans") on at least the same terms and conditions as similarly situated employees of the Buyer. The Buyer shall (i) waive or cause to be waived, except to the extent that such waiver is precluded by applicable law, any waiting period, probationary period, pre-existing condition exclusion, evidence of insurability requirement, or similar condition with respect to Transferred Employees under the Replacement Welfare Plans, other than, but only to the extent of, any waiting period, probationary period, pre-existing condition exclusion, evidence of insurability requirement, or similar condition that was in effect with respect to any such Transferred Employee under a Welfare Plan of the Seller and that had not been satisfied by such individual as of the Closing Date, and (ii) provide each such Transferred Employee with credit for satisfaction of any deductible, co-payment, or similar out-of-pocket payment requirement under the Replacement Welfare Plans to the extent of the deductible, co-payments, and similar out-of- pocket payments paid prior to the Closing Date under the Sellers' Welfare Plans (on a pro-rata basis in the event of a difference in plan years).

     (e) The Buyer shall credit the service of each Transferred Non-Union Employee with the Sellers and their Affiliates, including, without limitation, accrued vacation and sick time, for purposes of eligibility, participation, vesting, and accrual of or entitlement to benefits under all employee benefit plans, programs, and arrangements of the Buyer and its Affiliates, without regard to the coverage of any such plan, program, or arrangement by ERISA or any provision of the Code ("Buyer Benefit Plans") in which they become participants to the same extent as if such service had been performed for the Buyer or its designee; provided that the benefits provided under the Buyer Benefit Plans may be offset by the nonforfeitable benefits previously provided by the Sellers or the Sellers' Benefit Plans with respect to the same period of service.
     (f) Each Transferred Non-Union Employee who is eligible to participate in the Maine Public Service Company Non-Union Retirement Savings Plan ("Sellers' Non-Union 401(k) Plan") immediately before the Closing Date shall be eligible to participate in Wisconsin Public Service Corporation Administrative Employees' Savings Plan, a tax-qualified defined contribution plan including a cash-or-deferred arrangement of the Buyer or one of its Affiliates ("Buyer's 401(k) Plan") as of the Closing Date. The Buyer shall take any and all necessary action to cause the
                                   -45-
trustee of a tax-qualified defined contribution plan of the Buyer or one of its Affiliates, if requested to do so by a Transferred Non-Union Employee, to accept a direct "rollover" of all or a portion of said employee's distribution from the Sellers' Non-Union 401(k) Plan.

     (g) The Buyer shall make (or cause to be made) any and all amendments to its employee benefit plans, programs, and arrangements necessary to give effect to its obligations under this Agreement, which amendments shall be effective as of the Closing Date and delivered to the Sellers within a reasonable time after the Closing Date.

     (h) Provided Buyer has given Sellers at least seventy-five (75) days advance written notice and Sellers have not extended an offer of comparable employment, the Buyer shall pay to each Transferred Employee whose employment is involuntarily terminated by the Buyer or its designee within 12 months after the Closing Date, (except where such employment is terminated for cause, unless such cause is beyond the control of the Transferred Employee as in the case of a layoff for lack of work), the severance benefits that would have been provided to such individual upon such termination by the Sellers under the Sellers' Employee Transition Plan to the extent identified as to nature and amount in the Sellers' Employee Transition Plan, had such individual remained continuously employed by the Sellers and had been eligible under, and covered by, such plan on the date of such termination; the Seller will reimburse Buyer for the cost of such severance benefits. With respect to each Transferred Employee whose employment is involuntarily terminated by the Buyer or its designee on or after 12 months following the Closing Date but on or before December 31, 2001 (except where such employment is terminated for cause, unless such cause is beyond the control of the Transferred Employee as in the case of a layoff for lack of work), Buyer or its designees shall pay the severance benefits that would have been provided to such individual upon such termination by the Sellers under the Sellers' Employee Transition Plan to the extent identified as to nature and amount in the Sellers' Employee Transition Plan, had such individual remained continuously employed by the Sellers and had been eligible under, and covered by, such plan on the date of such termination.

     (i) Subject to the other provisions of this Section 7.10, and except as specifically provided to the contrary in this Agreement:
          (1) The Sellers, and not the Buyer or its designee, shall be responsible and shall assume any and all liability for (A) all compensation, benefits, and perquisites of any kind due any Transferred Employee on account of employment by the Sellers before the Closing Date, or the termination of employment by the Sellers, including, but not limited to, continuation of health care coverage pursuant to COBRA and compliance with HIPAA; and (B) all notices, payments, fines, taxes or assessments due to any governmental authority pursuant to any applicable foreign, federal, state, provincial or local law, common law, statute, rule or regulation with respect to the employment, discharge or layoff of employees employed at the Purchased Assets, including, but not limited to, the WARN Act, the Employment Standards Act (New Brunswick), and any rules or regulations that have been issued in connection with any of the foregoing.
          (2) The Buyer, and not the Sellers, shall be responsible and shall assume any and all liability for (A) all compensation, benefits, and perquisites of any kind due any Transferred Employee on account of employment by the Buyer or its designee on and after the Closing Date,
                                   -46-
or the termination of employment by the Buyer or its designee, including, but not limited to, continuation of health care coverage pursuant to COBRA and compliance with HIPAA; and (B) all notices, payments, fines, taxes or assessments due to any governmental authority pursuant to any applicable foreign, federal, state, provincial or local law, common law, statute, rule or regulation with respect to the employment, discharge or layoff of Transferred Employees by the Buyer or its designee, including, but not limited to, the WARN Act, the Employment Standards Act (New Brunswick), and any rules or regulations that have been issued in connection with any of the foregoing.

     (j) The Sellers acknowledge that the benefits identified in the Sellers' Employee Transition Plan are intended to cover all benefits that the Transferred Employees are entitled to by law and the IBEW Agreements. In the event that any Transferred Employee successfully claims in a court of competent jurisdiction that, under applicable law or the IBEW Agreements, severance benefits are due to such Transferred Employee in addition to those benefits identified as to nature and amount in the Sellers' Employee Transition Plan, then the Sellers shall pay directly or reimburse the Buyer for costs and expenses related to any additional benefits actually paid to such Transferred Employee (as well as costs and expenses associated with defending such action brought by such Transferred Employee) by the Buyer or its Affiliates; provided however, that the Sellers shall only be required to make any such payment or reimbursement if such benefits (A) arise out of such Transferred Employee's employment with the Sellers, and (B) are not due to some act or omission by the Buyer or any of its Affiliates. The Buyer and the Sellers agree that the terms of Section 9.2 hereof shall apply to this Section 7.10(j) as if set forth herein.

     7.11 Risk of Loss.
     (a) From the date hereof through the Closing Date, all risk of loss or damage to the property included in the Purchased Assets shall be borne by the Sellers.
     (b) If, before the Closing Date all or any portion of the Purchased Assets are taken by eminent domain or expropriation or become the subject of a pending or (to the knowledge of the Sellers) contemplated taking which has not been consummated, the Sellers shall notify the Buyer promptly in writing of such fact. If such taking would create a Material Adverse Effect, the Buyer and the Sellers shall negotiate in good faith to settle the loss resulting from such taking (including, without limitation, by making a fair and equitable adjustment to the Purchase Price) and, upon such settlement, consummate the transaction contemplated by this Agreement pursuant to the terms of this Agreement. If no such settlement is reached within sixty (60) days after the Sellers have notified the Buyer of such taking, then the Buyer or the Sellers may terminate this Agreement pursuant to Section 10.1(f).

     (c) If, before the Closing Date all or any material portion of the Purchased Assets are damaged or destroyed by fire or other casualty, the Sellers shall notify the Buyer promptly in writing of such fact. If such damage or destruction would create a Material Adverse Effect and the Sellers have not notified Buyer of their intention to cure such damage or destruction within fifteen (15) days after its occurrence, the Buyer and the Sellers shall negotiate in good faith to settle the loss resulting from such casualty (including, without limitation, by making a fair and equitable adjustment to the Purchase Price) and, upon such settlement, consummate the
                                   -47-
transactions contemplated by this Agreement pursuant to the terms of this Agree-ment. If (i) no such settlement is reached within sixty (60) days after the Sellers have notified the Buyer of such casualty, or (ii) Sellers have notified Buyer of their intention to cure in accordance with the preceding sentence, but
(x) Sellers have not proceeded diligently and in good faith to promptly cure such damage or destruction, or (y) such cure is not completed to Buyer's reason-able satisfaction not less than 60 days prior to the Termination Date, then the Buyer or the Sellers may terminate this Agreement pursuant to Section 10.1(f).
7.12 Real Estate Title; Title Insurance; Surveys.
     (a) Buyer is currently in the process of obtaining title insurance commitments, and Sellers are currently in the process of obtaining surveys, for the Real Estate. Both parties shall diligently pursue the completion of such matters and each agrees to cooperate with the other toward the goal of providing a complete set of surveys and title insurance commitments for the Real Estate meeting the requirements of this Section 7.12 as soon as is practicable but in any event within sixty (60) days after the date hereof. The date on which such materials are completed shall be referred to as the "Initial Title Review Date".
     (b) Within sixty (60) days after the Initial Title Review Date, the Buyer shall notify the Sellers in writing of any defects in title that would make the Sellers unable to convey good and marketable title to the Real Estate free of Encumbrances other than Permitted Encumbrances, whether such defects are disclosed herein or in the surveys and title commitments referred to above (any of which is called herein a "Defect of Title"). The Buyer shall be deemed to have waived any objection to any Defect of Title that existed as of the effective date of the title insurance commitments that are provided on the Initial Title Review Date if the Buyer fails to notify the Sellers of such Defect of Title within such sixty-day period. If Sellers notify Buyer that they are, despite reasonable efforts, unable to cure a Defect of Title (including obtaining affirmative coverage through Buyer's title insurance company) then Buyer shall elect, within thirty (30) days after receipt of Seller's notice, either (i) to accept title to the Real Estate subject to the uncured Defects of Title, or (ii) if such uncured Defect of Title constitutes a Material Adverse Effect, to terminate this Agreement in accordance with Section 10.1(e); Buyer's failure to so elect within such time period shall constitute an election to accept title subject to such uncured Defect of Title. With respect to any Defect of Title that does not exist on the effective date of the title insurance commitments that are provided on the Initial Title Review Date, but which arises prior to Closing, the Buyer shall notify the Sellers in writing of any such Defect of Title on or prior to the Closing. The Sellers shall have, at their option, a period of not more than 90 days after receipt of any such notice within which to remedy or cure any such Defect of Title to the reasonable satisfaction of the Buyer. If the Sellers elect to remedy or cure such Defect of Title, then the Closing shall be extended, if necessary, to a date that is not more than five (5) business days after the expiration of such 90-day period. If such Defect of Title is not corrected or remedied to the reasonable satisfaction of the Buyer within such 90-day period, the Buyer shall elect, by written notice to the Sellers within ten (10) days after the expiration of such 90-day period, either (i) to accept title to the Real Estate subject to the uncured Defects of Title, or (ii) if such uncured Defect of Title constitutes a Material Adverse Effect, to terminate this Agreement in accordance with
Section 10.1(e); Buyer's failure to so elect within such time period shall constitute an election to accept title subject to such uncured Defect of Title. Sellers shall have the option to
                                   -48-
provide affirmative title insurance coverage over (which Buyer, at Sellers' expense, shall assist in attempting to obtain and provided that Sellers are responsible for any increase in cost attributable to such coverage), or to indemnify Buyer pursuant to Section 9.1 against, one or more uncured Defects of Title. Any such indemnification shall be subject to the limitations of Section 9.1(g)(2) and (3), but shall not be subject to the time limitations of Section
9.1 (g)(1). Notwithstanding the prior two sentences, Buyer shall not be required to accept an indemnity from Sellers with respect to any Defects of Title.
     (c) The title insurance commitments referred to herein shall be issued by a title insurance company or companies reasonably satisfactory to Buyer, agreeing to issue to Buyer or its designee standard form owner's policies of title insurance with respect to all Real Estate, together with a copy of each document to which reference is made in such commitments. To the extent that title insurance is not available for the Canadian Real Estate, then Buyer shall obtain the equivalent thereof commonly used for commercial transactions in New Brunswick, Canada. Such policies shall be standard ALTA form 1992 owner's policies (or the Canadian equivalent in respect of the Canadian Real Estate) in the full amount of the fair value of the Real Estate allocated respectively to each subject parcel of Real Estate under Section 3.3 hereof, insuring good and marketable title thereto (expressly including all easements and other appurtenances). All policies shall insure title in full accordance with the representations and warranties set forth herein and shall be subject only to such conditions and exceptions as shall be reasonably acceptable to Buyer and shall contain such endorsements as Buyer shall reasonably request.

     (d) The surveys of the Real Estate shall be prepared in accordance with ALTA/ACSM 1997 standards, or the Canadian equivalent in respect of the Canadian Real Estate, each detailing the legal description, the perimeter boundaries, all improvements located thereon, all easements and encroachments affecting each such parcel of Real Estate and such other matters as may be reasonably requested by Buyer or the title insurance companies, each containing a surveyor certificate reasonably acceptable to Buyer and the title insurance companies, and each prepared by a registered land surveyor in the jurisdiction where the Real Estate is located reasonably satisfactory to Buyer.
     (e) Sellers and Buyer agree to use the descriptions set forth in the surveys referred to above, once they have been accepted by Buyer, as the deed descriptions for the Real Estate.
     (f) Sellers and Buyer agree that the aggregate out-of-pocket cost of obtaining the title insurance commitments and final policy coverage (and the Canadian equivalent), and the surveys referred to in this Section 7.12 shall be paid half by the Sellers and half by the Buyer and that Sellers and Buyer intend to rely upon such surveys for all matters relating to real property descriptions and the status of title, except as otherwise provided in Section 7.12(b), and that such surveys shall run to the benefit of Sellers and Buyer. Furthermore, Buyer agrees that it shall not pursue the Sellers under their deeds to the Real Estate until it has first obtained whatever it may be owed under its owner's title insurance policies with respect to such claims.

     7.13 Wyman Agreements. MPS agrees that it shall deliver any notices to the Owners (as defined in the Wyman Agreements) required under the Wyman Agreements as a result of the proposed transfer to Buyer or its designee of MPS's interest thereunder.
                                   -49-
                          ARTICLE VIII

                      CONDITIONS PRECEDENT
     8.1 Conditions to Each Party's Obligations. The respective obligations of each party to consummate the transactions contemplated hereunder shall be subject to the fulfillment at or prior to the Closing Date of the following conditions:

     (a) No preliminary or permanent injunction or other order or decree by any national, federal, provincial or state court which prevents the consummation of the sale of the Purchased Assets or the assumption of the Assumed Obligations contemplated hereby shall have been issued and remain in effect (each party agreeing to use its reasonable best efforts to have any such injunction, order or decree lifted) and no statute, rule or regulation shall have been enacted by any national, federal, provincial or state government or governmental agency in the United States or Canada which prohibits the consummation of the sale of the Purchased Assets or the assumption of the Assumed Obligations;

     (b) All national, federal, provincial, state, and local government consents and approvals required for the consummation of the sale of the Purchased Assets and the assumption of the Assumed Obligations contemplated hereby, the Sellers Required Regulatory Approvals and the Buyer Required Regulatory Approvals shall have been obtained or become Final Orders (a "Final Order" for all purposes of this Agreement means a final order after all opportunities for rehearing are exhausted (whether or not any appeal thereof is pending) that has not been revised, stayed, enjoined, set aside, annulled or suspended, with respect to which any required waiting period has expired; and as to which all conditions to effectiveness prescribed therein or otherwise by law, regulation or order have been satisfied) and such Final Orders shall not impose materially adverse terms or conditions; and

     (c) All consents and approvals for the consummation of the sale of the Purchased Assets and the assumption of the Assumed Obligations contemplated hereby required under the terms of any note, bond, mortgage, indenture, contract or other agreement (except the Sellers' Agreements) to which the Sellers or any of their subsidiaries, are a party shall have been obtained, other than those which if not obtained, would not, in the aggregate, create a Material Adverse Effect.

     8.2 Conditions to Obligations of the Buyer. The obligation of the Buyer to consummate the transactions contemplated hereunder shall be subject to the fulfillment at or prior to the Closing Date of the following additional conditions:

     (a) There shall not have occurred and be continuing a Material Adverse Effect;

     (b) The Sellers shall have performed and complied with in all material respects all covenants and agreements contained in this Agreement and the other Closing Documents which are required to be performed and complied with by the Sellers on or prior to the Closing Date, and the representations and warranties of the Sellers set forth in this Agreement and in the other Closing Documents shall be true and correct in all material respects as of the date hereof or
                                   -50-
thereof, as the case may be, and as of the Closing Date as though made at and as of the Closing Date; provided, however, a failure of this condition shall not constitute a failure for purposes of consummating the Closing unless such fail-ure materially and adversely affects the Purchased Assets, or Buyer's ability to finance the acquisition of the Purchased Assets or to operate the Purchased Assets;
     (c) There shall be no Encumbrances on the Purchased Assets, other than Permitted Encumbrances;
     (d) The Buyer shall have received certificates from authorized officers of the Sellers, dated the Closing Date, to the effect that, to such officers' knowledge, the conditions set forth in Sections 8.2(a), (b) and (c) have been satisfied;

     (e) MPS shall have assigned to the Buyer or its designee all of its rights and obligations in the IBEW Agreements as they relate to the Transferred IBEW Employees, to be employed at or in conjunction with the U.S. Assets after the Closing Date;

     (f) MNB shall have assigned to the Buyer or its designee all of its rights and obligations in the IBEW Agreements as they relate to the Transferred IBEW Employees to be employed at or in conjunction with the Canadian Assets after the Closing Date;

     (g) The Buyer shall have received an opinion from Verrill & Dana, LLP, or other counsel reasonably acceptable to Buyer, dated the Closing Date and substantially in the form of Exhibit G-1. As to any matter contained in such opinion which involves the laws of any jurisdiction other than the Federal laws of the United States or the laws of the State of Maine, such counsel may rely upon opinions of counsel admitted in such other jurisdictions. Any opinions relied upon by such counsel as aforesaid shall be delivered together with the opinion of such counsel. Such opinion may expressly rely as to matters of fact upon certificates furnished by MPS and appropriate officers and directors of MPS and by public officials;

     (h) The Buyer shall have received an opinion from Clark, Drummie & Company, dated the Closing Date and substantially in the form of Exhibit G-2.
As to any matter contained in such opinion which involves the laws of any jurisdiction other than the national laws of Canada or the laws of the Province of New Brunswick, such counsel may rely upon opinions of counsel admitted in such other jurisdictions. Any opinions relied upon by such counsel as aforesaid shall be delivered together with the opinion of such counsel. Such opinion may expressly rely as to matters of fact upon certificates furnished by the Sellers and appropriate officers and directors of the Sellers and by public officials;

     (i) The Buyer or its designee shall have obtained an interconnection agreement, in form and substance reasonably satisfactory to the Buyer, with New Brunswick Power Company, on or before September 30, 1998, for the benefit of the Tinker Generating Facility and the transmission lines associated therewith, and such agreement shall be in full force and effect;

     (j) The Buyer shall have obtained all Permits and Environmental Permits necessary for the Buyer or its designee to own, operate and maintain the Purchased Assets and to deliver the
                                   -51-


output thereof to MPS's transmission system at the respective interconnection points specified in the Interconnection Agreements, and to perform its covenants and agreements hereunder and under the other Closing Documents;

     (k) All consents and approvals for the consummation of the sale of the Purchased Assets (including, without limitation, the assignment of the Sellers' rights, benefits, and interests under the Sellers' Agreements to the Buyer or its designee) and the assumption of the Assumed Obligations contemplated hereby required under the terms of any of the Sellers' Agreements shall have been obtained by the Sellers;

     (l) The Buyer shall have received, for delivery to Buyer's lenders, all consents (including, without limitation, consents to the collateral assignment in favor of the Buyer's lenders of the Closing Documents and/or of contracts or agreements included in the Purchased Assets), agreements, certificates, opinions, and other documents or instruments by or on behalf of the Sellers as may have been reasonably requested by the Buyer's lenders in connection with the financing, on a non- or limited recourse basis or otherwise, of Buyer's acquisition of the Purchased Assets hereunder; and

     (m) The Buyer shall have received the certificate or certificates from each applicable taxing authority required pursuant to Section 7.8(a).

     8.3 Conditions to Obligations of the Sellers. The obligation of the Sellers to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment at or prior to the Closing Date of the following additional conditions:

     (a) The Buyer shall have performed in all material respects its covenants and agreements contained in this Agreement and the other Closing Documents which are required to be performed on or prior to the Closing Date;

     (b) The representations and warranties of the Buyer which are set forth in this Agreement and the other Closing Documents shall be true and correct in all material respects as of the date hereof or thereof, as the case may be, and as of the Closing Date as though made at and as of the Closing Date;

     (c) The Sellers shall have received a certificate from an authorized officer of the Buyer, dated the Closing Date, to the effect that, to such officer's knowledge, the conditions set forth in Sections 8.3(a) and (b) have been satisfied;

     (d) The Buyer or its designee shall have assumed, as set forth in Section 7.10, all of the applicable obligations under the IBEW Agreements as they relate to Transferred IBEW Employees to be employed at or in conjunction with the Purchased Assets after the Closing Date;

     (e) The Sellers shall have received an opinion from Foley & Lardner, counsel for the Buyer, dated the Closing Date and substantially in the form of Exhibit H. As to any matter contained in such opinion which involves the laws of any jurisdiction other than the federal laws of the United States and the State of Wisconsin, such counsel may rely upon opinions of counsel
                                   -52-
admitted in such other jurisdictions. Any opinions relied upon by such counsel as aforesaid shall be delivered together with the opinion of such counsel. Such opinion may expressly rely as to matters of facts upon certificates furnished by appropriate officers and directors of the Buyer and its subsidiaries and by public officials.

                           ARTICLE IX

                         INDEMNIFICATION
     9.1  Indemnification.
     (a) The Sellers will jointly and severally indemnify, defend and hold harmless the Buyer from and against any and all claims, demands or suits (by any Person), losses, liabilities, damages (including consequential or special damages), obligations, payments, costs and expenses (including, without limitation, the costs and expenses of any and all actions, suits, proceedings, assessments, judgments, settlements and compromises relating thereto and reasonable attorneys' fees and reasonable disbursements in connection therewith) (each, an "Indemnifiable Loss"), asserted against or suffered by the Buyer relating to, resulting from or arising out of (i) any breach by the Sellers of any covenant or agreement of the Sellers contained in this Agreement or in any of the Closing Documents or the inaccuracy or breach as of the date hereof or thereof, as the case may be, or on the Closing Date of any representation or warranty of the Sellers in this Agreement or in any of the Closing Documents, or (ii) the Excluded Liabilities. Notwithstanding the foregoing, the Sellers shall have no liability hereunder after the Closing Date with respect to the condition of title of the Real Estate, except as set forth in the deeds to the Real Estate delivered to the Buyer at the Closing. Furthermore, Buyer agrees that it shall pursue Sellers under their deeds for the Real Estate only after it has obtained whatever it may be owed under its owner's title insurance policies with respect to such claims.

     (b) The Buyer will indemnify, defend and hold harmless the Sellers from and against any and all Indemnifiable Losses asserted against or suffered by the Sellers relating to, resulting from or arising out of (i) any breach by the Buyer or its designee of any covenant or agreement of the Buyer or its designee contained in this Agreement or in any of the Closing Documents or the inaccuracy or breach as of the date hereof or thereof, as the case may be, or on the Closing Date of any representation or warranty of the Buyer in this Agreement or in any of the Closing Documents, (ii) the Assumed Obligations (including those that are assumed by Buyer's designee), or (iii) any actions of the Observers.

     (c) Any Person entitled to receive indemnification under this Agreement (an "Indemnitee") having a claim under these indemnification provisions shall make a good faith effort to recover all losses, damages, costs and expenses from insurers of such Indemnitee under applicable insurance policies so as to reduce the amount of any Indemnifiable Loss hereunder. The amount of any Indemnifiable Loss shall be reduced by any amounts actually and irrevocably recovered by the Indemnitee with respect to such claim or the underlying facts under insurance policies, (i) net of any increase that will occur, or is reasonably likely to occur, in insurance premiums payable by the Indemnitee, whether by retrospective premium adjustments or any other premium increase under the policy or policies under which the claim is made or any other policy,
                                   -53-
where the increase results directly from filing the insurance claim and (ii) less, dollar for dollar, the amount by which the insurance claim when filed or at any time during the applicable policy period, either singly or in the aggregate with all other claims made under the applicable policy or policies, exceeds the policy coverage limit; provided, however, that this subsection shall apply only if this provision does not constitute an improper waiver of the insurer's rights of subrogation against the Indemnifying Party. Nothing contained in this Section 9.1(c) shall be deemed to create an obligation of any party hereto to maintain any form or level of insurance after the Closing, to name any other party as an additional insured or to obtain approval for any waiver of rights of subrogation.
     (d) The expiration, termination or extinguishment of any representation, warranty, covenant or agreement, or the time within which to make a claim hereunder with respect thereto, shall not affect the parties' obligations under this Section 9.1 if the Indemnitee provided the Person required to provide indemnification under this Agreement (the "Indemnifying Party") with proper notice of the claim or event for which indemnification is sought prior to such expiration, termination or extinguishment.

     (e)  The rights and remedies of the Sellers and the Buyer under this
Article IX are exclusive and in lieu of any and all other rights and remedies which the Sellers and the Buyer may have under this Agreement or otherwise for monetary relief with respect to (i) any breach or failure to perform any covenant or agreement or representation or warranty set forth in this Agreement or (ii) the Assumed Obligations or the Excluded Liabilities, as the case may be, provided, however, that the foregoing limitation shall not apply to the parties' respective obligations after the Closing Date under the Buy-Back Agreement, the Continuing Site Agreement, the Interconnection Agreements or the Instruments of Assumption.

     (f) Buyer and Sellers each agree that notwithstanding any provisions in this Agreement to the contrary, all parties to this Agreement retain their remedies at law or in equity with respect to willful, knowing or intentional breaches of this Agreement, including a failure to consummate the Closing hereunder when and if required to do so.

    (g) Except for any willful, knowing or intentional breach or misrepresentation, as to which claims may be brought without limitation as to time or amount:
         (1) Any claim or action shall be brought under this Article IX for breach of a representation or warranty within two (2) years after the Closing Date. Regardless of the foregoing, however, or any other provision of this Agreement: (A) there shall be no time limitation hereunder on claims or actions brought for breach of any representation or warranty made in or pursuant to Sections 5.1, 5.2, 5.3, 6.1, 6.2 or 6.3; (B) a claim or action brought for breach of any representation or warranty made in or pursuant to Section 5.11 hereof must be brought within five (5) years after the Closing Date; (C) any claim or action brought for breach of any representation or warranty made in or pursuant to Section 5.19 may be brought at any time until the underlying tax obligation is barred by the applicable period of limitation under federal, state and foreign laws relating thereto (as such period may be extended by waiver) and (D) there shall be no time limitation
                                   -54-
     hereunder for claims against Sellers under the deeds to the Real Estate or with respect to any indemnity given by the Sellers to cure a Title Defect pursuant to Section 7.12;
               (2) An Indemnitee shall not be entitled to indemnification under this Article IX for breach of a representation or warranty unless the aggregate of the Indemnifying Party's indemnification obligations to the Indemnitee pursuant to this Article IX (but for this Section 9.1(g)(2)) exceeds $100,000; but in such event, the Indemnified Party shall be entitled to indemnification for amounts in excess thereof; and
               (3) An Indemnifying Party's aggregate indemnification obligations under this Article IX for breach of a representation or warranty shall not exceed $3,000,000.

     9.2  Defense of Claims.
     (a) If any Indemnitee receives notice of the assertion of any claim or of the commencement of any claim, action, or proceeding made or brought by any Person who is not a party to this Agreement or any Affiliate of a party to this Agreement (a "Third Party Claim") with respect to which indemnification is to be sought from an Indemnifying Party, the Indemnitee will give such Indemnifying Party reasonably prompt written notice thereof, but in any event not later than sixty (60) days after receipt of notice thereof. Such notice shall specify this Section of this Agreement, describe the nature of the Third Party Claim in reasonable detail and will indicate the estimated amount, if practicable, of the Indemnifiable Loss that has been or may be sustained by the Indemnitee. The Indemnifying Party will have the right to participate in or, by giving written notice to the Indemnitee, to elect to assume the defense of any Third Party Claim at such Indemnifying Party's own expense and by such Indemnifying Party's own counsel, and the Indemnitee will cooperate in good faith in such defense.

     (b) If within thirty (30) days after an Indemnitee provides written notice to the Indemnifying Party of any Third Party Claim the Indemnitee receives written notice from the Indemnifying Party that such Indemnifying Party has elected to assume the defense of such Third Party Claim as provided in the last sentence of Section 9.2(a), the Indemnifying Party will not be liable for any legal expenses subsequently incurred by the Indemnitee in connection with the defense thereof. If the Indemnifying Party fails to defend a Third Party Claim actively and in good faith within a reasonable period of time after receipt of written notice from the Indemnitee to such effect, specifying that the Indemnitee intends to invoke its rights under this Section, the Indemnitee may assume the defense of such claim, or compromise or settle such claim, for the account and risk of the Indemnifying Party, and the Indemnifying Party will be bound by all such actions of the Indemnitee and liable for all reasonable expenses thereof. Without the prior written consent of the Indemnitee, the Indemnifying Party will not enter into any settlement of any Third Party Claim which would lead to liability or create any financial or other obligation on the part of the Indemnitee for which the Indemnitee is not entitled to indemnification hereunder. If a firm offer is made to settle a Third Party Claim without leading to liability or the creation of a financial or other obligation on the part of the Indemnitee for which the Indemnitee is not entitled to indemnification hereunder and the Indemnifying Party desires to accept and agree to such offer, the Indemnifying Party will give written notice to the Indemnitee to that effect. If the Indemnitee fails to consent to such firm offer within ten (10) days after its receipt of such notice,
                                   -55-
the Indemnitee may continue to contest or defend such Third Party Claim and, in such event, the maximum liability of the Indemnifying Party as to such Third Party Claim will be the amount of such settlement offer, plus reasonable costs and expenses paid or incurred by the Indemnitee up to the date of such notice.

     (c) Any claim by an Indemnitee on account of an Indemnifiable Loss which does not result from a Third Party Claim (a "Direct Claim") will be asserted by giving the Indemnifying Party reasonably prompt written notice thereof, but in any event not later than sixty (60) days after the Indemnitee becomes aware of such claim, stating the nature of such claim in reasonable detail, specifying this Section of this Agreement and indicating the estimated amount, if practicable, and the Indemnifying Party will have a period of thirty (30) days within which to respond to such Direct Claim. If the Indemnifying Party does not respond within such thirty (30) day period, the Indemnifying Party will be deemed to have accepted such claim. If the Indemnifying Party rejects such claim, the Indemnitee will be free to seek enforcement of its rights to indemnification under this Agreement.

     (d) If the amount of any Indemnifiable Loss, at any time subsequent to the making of an indemnity payment in respect thereof, is reduced by recovery, settlement or otherwise under or pursuant to any insurance coverage, or pursuant to any claim, recovery, settlement or payment by or against any other entity, the amount of such reduction, less any costs, expenses or premiums incurred in connection therewith, will promptly be repaid by the Indemnitee to the Indemnifying Party. Upon making any indemnity payment, the Indemnifying Party will, to the extent of such indemnity payment, be subrogated to all rights of the Indemnitee against any third party in respect of the Indemnifiable Loss to which the indemnity payment relates; provided, however, that (i) the Indemnifying Party will then be in compliance with its obligations under this Agreement in respect of such Indemnifiable Loss and (ii) until the Indemnitee recovers full payment of its Indemnifiable Loss, any and all claims of the Indemnifying Party against any such third party on account of said indemnity payment is hereby made expressly subordinated and subjected in right of payment to the Indemnitee's rights against such third party. Without limiting the generality or effect of any other provision hereof, each such Indemnitee and Indemnifying Party will duly execute upon request all instruments reasonably necessary to evidence and perfect the above-described subrogation and subordination rights, and otherwise cooperate in the prosecution of such claims at the direction of the Indemnifying Party. Nothing in this Section 9.2(d) shall be construed to require any party hereto to obtain or maintain any insurance coverage.

     (e) A failure to give timely notice as provided in this Section 9.2 will not affect the rights or obligations of any party hereunder except if, and only to the extent that, as a result of such failure, the party which was entitled to receive such notice was actually prejudiced as a result of such failure.






                                   -56-

                           ARTICLE X
                   TERMINATION AND ABANDONMENT

     10.1 Termination.

     (a) This Agreement may be terminated at any time prior to the Closing Date by mutual written consent of the Sellers and the Buyer.

     (b) This Agreement may be terminated by the Sellers or the Buyer if the Closing contemplated hereby shall have not occurred on or before the first anniversary of the date of this Agreement (the "Termination Date"); provided that the right to terminate this Agreement under this Section 10.1(b) shall not be available to any party whose failure to fulfill any obligation under this Agreement has been the cause of, or resulted in, the failure of the Closing to occur on or before such date; and provided, further, that if on the first anniversary of the date of this Agreement the conditions to the Closing set forth in Section 8.1(c) shall not have been fulfilled but all other conditions to the Closing shall be fulfilled or shall be capable of being fulfilled, then the Termination Date shall be the day which is eighteen months from the date of this Agreement.

     (c) This Agreement may be terminated by either the Sellers or the Buyer if (i) any governmental or regulatory body, the consent of which is a condition to the obligations of the Sellers and the Buyer to consummate the Closing, shall have determined not to grant its or their consent and all appeals of such determination shall have been taken and have been unsuccessful, (ii) one or more courts of competent jurisdiction in the United States or Canada or any state or province shall have issued an order, judgment or decree permanently restraining, enjoining or otherwise prohibiting the Closing, and such order, judgment or decree shall have become final and nonappealable or (iii) any statute, rule or regulation shall have been enacted by any state or province or federal government or governmental agency in the United States or Canada which prohibits the consummation of the Closing.

     (d) This Agreement may be terminated by the Sellers if there has been a material violation or breach by the Buyer of any agreement, representation or warranty contained in this Agreement which has rendered the satisfaction of any condition to the obligations of the Sellers to effect the Closing impossible and such violation or breach has not been waived by the Sellers.

     (e) This Agreement may be terminated by the Buyer if there has been a material violation or breach by either Seller of any agreement, representation or warranty contained in this Agreement or in any of the other Closing Documents which has rendered the satisfaction of any condition to the obligations of the Buyer to effect the Closing impossible and such violation or breach has not been waived by the Buyer in writing.

     (f) This Agreement may be terminated by either of the Sellers or the Buyer in accordance with the provisions of Section 7.11(b) or (c).

     10.2 Procedure and Effect of Termination. In the event of termination of this Agreement and abandonment of the transactions contemplated hereby by either or both of the
                                   -57-


parties pursuant to Section 10.1, written notice thereof shall forthwith be given by the terminating party to the other party and this Agreement shall terminate and the transactions contemplated hereby shall be abandoned, without further action by any of the parties hereto. If this Agreement is terminated as provided herein:

     (a) Said termination shall be the sole remedy of the parties hereto with respect to breaches of any agreement, representation or warranty contained in this Agreement and none of the parties hereto nor any of their respective trustees, directors, officers or Affiliates, as the case may be, shall have any liability or further obligation to the other party or any of their respective trustees, directors, officers or Affiliates, as the case may be, pursuant to this Agreement, except in each case as stated in this Section 10.2 and in Sections 7.2(b), 7.3 and 7.7; and

     (b) All filings, applications and other submissions made pursuant to this Agreement, to the extent practicable, shall be withdrawn from the agency or other Person to which they were made.

                           ARTICLE XI

                    MISCELLANEOUS PROVISIONS

     11.1 Amendment and Modification. Subject to applicable law, this Agreement may be amended, modified or supplemented only by written agreement of the Sellers and the Buyer.

     11.2 Waiver of Compliance; Consents. Except as otherwise provided in this Agreement, any failure of any of the parties to comply with any obligation, covenant, agreement or condition herein may be waived by the party entitled to the benefits thereof only by a written instrument signed by the party granting such waiver, but such waiver or failure to insist upon strict compliance with such obligation, covenant, agreement or condition shall not operate as a waiver of, or estoppel with respect to, any subsequent or other failure.

     11.3 Notices. All notices and other communications hereunder shall be in writing and shall be deemed given and received if delivered personally or by facsimile transmission or mailed by overnight courier or by registered or certified U.S. mail (return receipt requested), postage prepaid, to the parties at the following addresses (or at such other address for a party as shall be specified by like notice; provided that notices of a change of address shall be effective only upon receipt thereof):

     (a)  If to the Sellers, to:

          Maine Public Service Company
          209 State Street
          P.O. Box 1209
          Presque Isle, Maine 04769
          Facsimile:  (207) 764-6586
          Attention:  Frederick C. Bustard
          with a copy to:

          Verrill & Dana, LLP
          One Portland Square
          Portland, ME 04112
          Facsimile:  (207) 744-7499
          Attention:  Mark K. Googins, Esq.

     (b)  if to the Buyer, to:

          WPS Power Development, Inc.
          677 Baeten Road
          Green Bay, Wisconsin 54304
          Facsimile:  (920) 490-5999
          Attention: Gerald L. Mroczkowski

          with a copy to:

          Foley & Lardner
          777 East Wisconsin Avenue
          Milwaukee, Wisconsin  53202
          Facsimile:  (414) 297-4900
          Attention:  Edward J. Hammond, Esq.

     11.4 Assignment. This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any party hereto, including by operation of law without the prior written consent of the other party, nor is this Agreement intended to confer upon any other Person except the parties hereto any rights or remedies hereunder; except, however, notwithstanding the foregoing, and in addition to (but without limitation of) Sellers' agreements and covenants set forth in Section 7.6(d) hereof, the Sellers agree that this Agreement, and each of the other Closing Documents, may be collaterally assigned at any time without the Sellers' consent in favor of the Buyer's lenders as security in connection with the financing, on a non- or limited recourse basis or otherwise, of Buyer's acquisition of the Purchased Assets hereunder. Notwithstanding the foregoing, no provision of this Agreement shall create any third party beneficiary rights in any employee or former employee of the Sellers (including any beneficiary or dependent thereof) in respect of continued employment or resumed employment, and no provision of this Agreement shall create any rights in any such Persons in respect of any benefits that may be provided, directly or indirectly, under any employee benefit plan, program or arrangement except as expressly provided for thereunder. To the extent that a Buyer's designee is the party that is involved with any of the Purchased Assets after the Closing Date, then any obligations of Buyer hereunder for the period after the Closing Date shall also be an obligation of such designee.

     11.5 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Maine (regardless of the laws that might otherwise govern under applicable Maine principles of conflicts of law) as to all matters, including but not limited to matters of validity, construction, effect, performance and remedies.

     11.6 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     11.7 Interpretation. The article and section headings contained in this Agreement are solely for the purpose of reference, are not part of the agreement of the parties and shall not in any way affect the meaning or interpretation of this Agreement.

     11.8 Schedules and Exhibits. All Exhibits and Schedules referred to herein are intended to be and hereby are specifically made a part of this Agreement.

     11.9 Entire Agreement. This Agreement, the Confidentiality Agreement, the Buy-Back Agreement, the Continuing Site Agreement, the Interconnection Agreements, the Instruments of Assumption, the other Closing Documents, and the Exhibits, Schedules, documents, certificates and instruments referred to herein or therein, embody the entire agreement and understanding of the parties hereto in respect of the transactions contemplated by this Agreement. There are no restrictions, promises, representations, warranties, covenants or undertakings, other than those expressly set forth or referred to herein or therein.
It is expressly acknowledged and agreed that there are no restrictions, promises, representations, warranties, covenants or undertakings contained in any material made available to the Buyer pursuant to the terms of the Confidentiality Agreement (including the Offering Memorandum, dated September, 1997, and the Bidder's Questions and Updated Document Index letter dated December 29, 1997, previously made available to the Buyer by the Sellers). This Agreement supersedes all prior agreements and understandings between the parties with respect to such transactions other than the Confidentiality Agreement.

       [the remainder of this page is intentionally blank]

     IN WITNESS WHEREOF, the Sellers and the Buyer have caused this agreement to be signed by their respective duly authorized officers as of the date first above written.

                              MAINE PUBLIC SERVICE COMPANY




                              By: /s/ Paul R. Cariani
                                 Name: Paul R. Cariani
                                 Title: President

                              MAINE AND NEW BRUNSWICK
                              ELECTRICAL POWER COMPANY,
                              LIMITED




                              By: /s/ Paul R. Cariani
                                 Name:  Paul R. Cariani
                                 Title: President

                              WPS POWER DEVELOPMENT, INC.




                              By: /s/ Gerald L. Mroczkowski
                                 Name:  Gerald L. Mroczkowski
                                 Title:  Vice President

P:\MKG\D54240\3327\APA9WPS.wpd

                                                                 Exhibit 10(x)
                              Agreement
               Between Wheelabrator-Sherman Energy Company
                                  and
                     Maine Public Service Company


     This Agreement dated October 15th, 1997, by and between Maine Public

Service Company, a Maine corporation (MPS), and the Wheelabrator-Sherman

Energy Company, a partnership organized under the laws of Maine (W/S).

     WHEREAS, W/S is the owner of a 17.6 MW wood-burning plant and equipment located in Sherman Station, Maine (the Facilities);

     WHEREAS, on June 4, 1984, MPS entered into a Power Purchase

Agreement (the Power Purchase Agreement) with Sherman Power Company,

which Agreement was assigned to the Signal-Sherman Energy Company on

August 8, 1985, which in turn became the Wheelabrator-Sherman Energy

Company in 1988;

     WHEREAS, pursuant to the Power Purchase Agreement, MPS is obligated to purchase the entire output of the Facility through December 31, 2000,

upon the conditions set forth therein.  A copy of the Power Purchase

Agreement is attached to this Agreement as Attachment "A".

     WHEREAS, Article II of the Power Purchase Agreement gives either

MPS or W/S the right to renew the Agreement for an additional fifteen years at a price to be agreed upon or, in the failure of such agreement,

as determined by the Maine Public Utilities Commission in accordance with the provisions of the Power Purchase Agreement;

     WHEREAS, MPS, upon examination and analysis, has concluded that amending the Power Purchase Agreement as set forth below will substantially reduce both potential stranded costs and rates to its customers in the near term and will achieve a net present value savings for those customers in the long term and is therefore in its best interests and the best interests of its customers;

     WHEREAS, W/S, upon examination and analysis, has concluded that amending the Power Purchase Agreement as set forth below will allow it to continue to operate the Facilities after December 31, 2000, selling the output thereof to MPS at a price that allows it to meet the capital and operating expenses of the Facilities; and

     WHEREAS, MPS and W/S are willing to amend the Power Purchase

Agreement in the manner set forth herein and as authorized by 35-A

M.R.S.A. s. 3204(4);

     NOW THEREFORE, in consideration of the premises and the mutual representations, warranties and covenants contained herein, MPS and W/S,

each intending to be legally bound, hereby agree as follows:

     I.   Closing Date

     The Closing Date shall be a date determined by agreement of both parties, but shall not be any later than ten (10) days after the last to occur of:

          (i)  MPS obtains final orders or decrees of the Maine Public

     Utilities Commission (MPUC) that (a) issue a certificate of approval for this Agreement under 35-A M.R.S.A. s. 3156, (b) amend the MPUC's November 30, 1995 Order in Docket No. 95-052 to permit

     MPS to reflect any cost reductions set forth in Subsection II in its 1998 or 1999 price cap adjustments; (c) determine that the difference between (1) payments to W/S made, or agreed to be made,

     by MPS in accordance with the terms of the Agreement and (2) the market value of the power for which these payments are made, or are agreed to be made, is recoverable as stranded costs under, and in accordance with the terms of, 35-A M.R.S.A. s. 3208; and (d) to the reasonable satisfaction of W/S, do not disturb, affect or modify the rights of W/S as a Qualifying Facility under PURPA and under the Purchase Power Agreement, as set forth by the MPUC in its Order and Decision dated January 19, 1995 in Docket No. 94-301, except to the limited extent explicitly agreed to in this Agreement.

          (ii)  MPS obtains, on terms reasonably satisfactory to it, the financing necessary to pay W/S the amount set forth in Subsection

     II A below, which financing shall have been approved by the MPUC and the Finance Authority of Maine under the Electric Rate

     Stabilization Program upon terms and conditions reasonably satisfactory to MPS.

          (iii)  W/S obtains any required consent of its lenders,

     bondholders and/or lessors to this Agreement and its performance of this Agreement.

     C.   In the event that all of the events described in this section above and the Closing have not occurred on or before February 1, 1998,

then this Agreement shall become null and void, unless extended by mutual agreement of the parties.

     II.  Amendments to June 4, 1984 Power Purchase Agreement.

     A.   On the Closing Date MPS, in consideration for the amendments to the Power Purchase Agreement set forth in Subsection B below, shall pay to W/S the amount of Eight Million Six Hundred Thousand Dollars

($8,600,000) in immediately available funds, provided however, that for each day the Closing Date is delayed beyond November 1, 1997, there shall be added to this amount a daily penalty of two thousand three hundred fifty dollars ($2,350.00) up to a maximum penalty of one hundred five thousand seven hundred and fifty dollars ($105,750).

     B.   MPS and W/S further agree to amend the Power Purchase

Agreement, on the Closing Date, as follows:

     1.   Under Article I: Definitions, the definition of "Annual

Expected Energy Production" and "Facilities" are deleted and the following are substituted in their place:

          "Annual Expected Energy Productions" (AEEP) is the

     expected annual energy production to be sold by Seller to

     Buyer and is 126,582 MWH through 2000 and 136,582 MWH

     thereafter".

          "Facilities" are all of the Seller's plant and equipment

     located in Sherman Station, Maine, used to provide energy to Buyer having a net generating capacity of 17.6 MW."

     2.   Under Article II: Term, the first paragraph is deleted and the following is substituted in its place:

          "This Agreement will commence on the date hereof, and

     will terminate on December 31, 2006".

     3.   Under Article II:  Term, the second paragraph is deleted.

     4.   Under Article III:  Sale of Power, in the second line of the last paragraph, strike "2000" and substitute therefore "2006".

     5.   Under Appendix B:  Annual Contract Rate, delete the first six lines, through and including "Option 2:", and add the following:

               Year                     Contract Rate

               2001                          8.054

               2002                          8.215
               2003                          8.379
               2004                          8.547
               2005                          8.718
               2006                          8.892

     The parties further agree that, in order to reduce its monthly payments to W/S under the Power Purchase Agreement against invoices issued by W/S to MPS for energy deliveries through December, 2000, MPS shall receive a monthly credit as follows:

     (i)  If the Closing Date occurs on or before December 15, 1997, MPS shall receive a monthly credit of $500,000 against the invoice for energy deliveries for each of November and December, 1997 and a credit of $250,000 against each monthly invoice for energy deliveries beginning with the invoice for energy delivered in January, 1998 and ending with the invoice for energy delivered in December, 2000.

     (ii) If the Closing Date occurs after December 15, 1997, MPS shall receive against each month's invoice a monthly credit in the amount set forth in the appropriate column of Appendix B-1, attached hereto.  The appropriate column of Appendix B-1 shall be that column that lists as the effective date the first day of the month of the first full calendar month after the Closing Date.

     If for any month for which a credit is due MPS under this section the amount of the invoice to MPS, prior to deducting the credit, is less than the amount of the credit, then W/S shall forgive payment of that month's gross invoice and shall also pay to MPS an amount equal to the difference between the gross invoice amount and the amount of the credit, such payment to be made to MPS within 20 working days.

     6.   Under Appendix C:  Ordered Rates: (a) add the following:

                    Annual Capacity     Annual Energy       Total Amount
          Year      Rate cents/KWH      Rate cents/KWH      Rate cents/KWH

          2001           5.438               2.616               8.054
          2002           5.547               2.668               8.215
          2003           5.657               2.722               8.379
          2004           5.771               2.776               8.547
          2005           5.886               2.832               8.718
          2006           6.004               2.888               8.892

          (b)  Delete:  "Based on a levelized Contract Rate of

9.751 cents/kwh as shown on the final page of Appendix E."

     7.   At the end of Article IV, Penalties; (a) add the following:

               "Notwithstanding any of the foregoing, Seller shall not

          be obligated to operate its Facilities after January 1, 2001 if, in Seller's sole discretion, it concludes that continued

          operation of the Facilities at the annual Contract Rates set forth in this Agreement will result in the Facilities

          experiencing a financial net operating loss because of either

          (i) the cost of fuel at the Facilities, or (ii) changes in current Federal, State or local laws, rate or regulation

          affecting the cost of operating the Facilities.  Seller may,

          without liability of any kind (including any liability for rate reductions under this Article 4 (a) and (b)) to Buyer,

          its officers, directors, employees and agents, suspend for any period(s) (including up to December 31, 2006) its performance under this Agreement for so long as it determines the conditions specified in the preceding sentence shall exist.

          In order to exercise its right to suspend performance under this paragraph, Seller shall provide Buyer with 30 days

          advance notice and specify the duration of the suspension.

          Seller's right to suspend performance under the terms of this paragraph refers solely to the total cessation of operation of the Facilities during the period(s) of suspension and not to any reduction in the Facilities' output.  No suspension of performance under this paragraph shall serve to extend the term of this Agreement as set forth in Article II."

          (b)  Delete the phrase in the sixth paragraph: "Regardless of whether the Seller elects Option 1 or Option 2 in Appendix B

          ...."

     8.   Article VI, Notices.  Add the following:

          "To Seller:    General Counsel
                         Wheelabrator Environmental Systems, Inc.
                         4 Liberty Lane West
                         Hampton, NH  03842

                         Plant Manager
                         Wheelabrator-Sherman Energy Company
                         P.O. Box 157
                         Sherman Station, ME  04777-0157

     9.   In Article XI, Deliveries, delete the phrase "up to a maximum of 126,582 MWH" and substitute therefore "up to a maximum of the AEEP".

    10.   In Article XXV, Arbitration, delete, in the second and third sentences, the phrase "except those to be submitted to the Maine Public

Utilities Commission under Article II."

     Except as expressly amended above, the June 4, 1984 Power Purchase

Agreement shall remain in full force and effect.

     III. The Parties' Warranties and Representations.

     Each of the parties to this Agreement hereby represents and warrants to the other on the date hereof and as of the closing date that

(i) it has full corporate power and authority to enter into this

Agreement and to perform its obligations hereunder and (ii) that its execution, delivery and performance of this Agreement will not violate,

conflict with, or result in a default under, any material contract,

agreement, rate, mortgage or indenture, or any judgment, order or decree, to which it is a party or by which its assets are bound.

     IV.  Miscellaneous.

     A.   Each party shall be solely responsible for its all out-of-

pocket costs incurred by it or on its behalf in connection with the preparation, execution and delivery of this Agreement.

     B.   This Agreement represents the entire agreement and

understanding of the parties hereto with respect to the subject matter contained herein, and supersedes all prior agreements and understandings of the parties with respect to said subject matter.

     IN WITNESS WHEREOF, the parties have caused this instrument to be signed and sealed, all as of the day and year first written above.

                                  MAINE PUBLIC SERVICE COMPANY
Witness /s/ Alice E. Shepard      By /s/ Paul R. Cariani
                                       Its   President

                                  WHEELABRATOR-SHERMAN ENERGY COMPANY
Witness /s/ Robert J. Gagalis     By /s/ L.W. Plitch
                                        Its Vice President
                                        Wheelabrator Sherman Station One Inc.
                                        Managing General Partner
Agreement.saj
                               APPENDIX B-1
                              MONTHLY CREDIT


Effective Date            January 1, 1998         February 1, 1998

Jan. '98 - Dec. '00           (281,166)

Feb. '98 - Dec. '00           (281,166)                (288,061)














































                         AMENDMENT TO AGREEMENT
               BETWEEN WHEELABRATOR-SHERMAN ENERGY COMPANY
                                   AND
                    MAINE PUBLIC SERVICE COMPANY

     Wheelabrator-Sherman Energy Company and Maine Public Service Company, for good and valuable consideration, the sufficiency of which is acknowledged by the parties, hereby amend the "Agreement Between Wheelabrator-Sherman Energy Company and Maine Public Service" dated October 15, 1997, as amended by amendment dated January 30, 1998 (hereinafter the "Agreement") as follows:

1. Under Article I "Closing Date", page 3, line 18, the date of May 1, 1998 shall be deleted and the date of June 1, 1998 shall be substituted in its place, so that the amended sentence now reads: "In the event that all of the events described in this section above and the Closing have not occurred on or before June 1, 1998, then this Agreement shall become null and void, unless extended by mutual agreement of the parties."

2. Appendix B-1 is amended to add the following monthly invoice credits which shall be applied to each invoice issued after the Closing Date, applicable if the Closing occurs after February 1, 1998 and on or before June 1, 1998:

Effective Date-     March 1, 1998  April 1, 1998   May 1,1998  June 1, 1998

Mar. 98 - Dec. 98   $310,585

Apr. 98 - Dec. 98                    $338,101

May 98 - Dec. 98                                     $372,500

June 98 - Dec. 98                                                 $416,730

     Thereafter the credit shall be $288,061 for each monthly invoice through December, 2000.

3. Except as expressly amended above, the Agreement and the June 4, 1984 Power Purchase Agreement (as amended by the Agreement) shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have caused this instrument to be signed and sealed, all as of the 28th day of April 1998.

                                   MAINE PUBLIC SERVICE COMPANY
Witness /s/ Alice E. Shepard       By /s/ Paul R. Cariani
                                   Its President


                                   WHEELABRATOR-SHERMAN ENERGY COMPANY

Witness /s/ Richard T. Felago      By Wheelabrator-Sherman Station One, Inc.
                                   Its Managing General Partner

                                   By /s/ L. W. Plitch
                                   Its Vice President

                         AMENDMENT TO AGREEMENT
               BETWEEN WHEELABRATOR-SHERMAN ENERGY COMPANY
                                   AND
                     MAINE PUBLIC SERVICE COMPANY

     Wheelabrator-Sherman Energy Company and Maine Public Service Company, for good and valuable consideration, the sufficiency of which is acknowledged by the parties, hereby amend the "Agreement Between Wheelabrator-Sherman Energy Company and Maine Public Service" dated October 15, 1997, (hereinafter the "Agreement") as follows:

1. Under Article I "Closing Date", page 3, line 18, the date of February 1, 1998 shall be deleted and the date of May 1, 1998 shall be substituted in its place, so that the amended sentence now reads: "In the event that all of the events described in this section above and the Closing have not occurred on or before May 1, 1998, then this Agreement shall become null and void, unless extended by mutual agreement of the parties."

2. Appendix B-1 is amended to add the following monthly invoice credits which shall be applied to each invoice issued after the Closing Date, applica-ble if the Closing occurs after February 1, 1998 and on or before May 1, 1998:

Effective Date-          March 1, 1998       April 1, 1998       May 1,1998

Mar. 98 - Dec. 98        $310,585

Apr. 98 - Dec. 98                            $338,101

May 98 - Dec. 98                                                 $372,500


     Thereafter the credit shall be $288,061 for each monthly invoice through December, 2000.

3. Except as expressly amended above, the Agreement and the June 4, 1984 Power Purchase Agreement (as amended by the Agreement) shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have caused this instrument to be signed and sealed, all as of the 30th day of January 1998.

                                   MAINE PUBLIC SERVICE COMPANY

Witness /s/ Alice E. Shepard       By /s/ Paul R. Cariani
                                   Its President


                                   WHEELABRATOR-SHERMAN ENERGY COMPANY

Witness /s/ Robert J. Gagalis      By Wheelabrator-Sherman Station One, Inc.
                                   Its Managing General Partner

                                   By /s/ L. W. Plitch
                                   Its Vice President
                                                            Exhibit 10(y)

                      PURCHASE AND SALE AGREEMENT


     This Purchase And Sale Agreement (the Agreement) by and Between the Loring Development Authority of Maine, an instrumentality of the State of Maine (the Seller) and Maine Public Service Company, a corporation organized under the laws of the State of Maine (the Buyer), is made as of this Ninth day of July, 1998.

                             Witnesseth

     Whereas, the Seller wishes to sell, and the Buyer wishes to purchase, the assets described in this Agreement;

     Now, therefore, in consideration of the mutual covenants, representations, warranties and agreements herein set forth, and intending to be legally bound hereby, the parties hereto agree as follows:

                       Article I.  Definitions

     As used herein, the following terms have the following meaning:

     (1) "CERCLA" means the Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended.

     (2) "Closing Documents" means, collectively, this Agreement, the Leases, Bills of Sale, Deeds and each of the documents, instruments, certificates, opinions and agreements that are required to be delivered pursuant to this Agreement.

     (3) "Encumbrances" means any mortgages, pledges, liens, security interests, conditional and installment sale agreements, activity and use limitations, conservation easements, deed restrictions, encumbrances and charges of any kind.

     (4) "Environmental Laws" means all Federal, state and local laws, rules, regulations, ordinances, codes, decrees, judgments, directives, or judicial or administrative orders relating to pollution or protection of the environment, natural resources or human health and safety, including, without limitation, laws relating to release or threatened releases of Hazardous Substances (including, without limitation, into or through ambient air, surface water, groundwater, land, surfaces and subsurface strata) or otherwise relating to the manufacturer, processing, distribution, use, treatment, storage, release, transport or holding of Hazardous Solutions, including without limitation the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Toxic Substances Control Act and CERCLA, as amended, and their state and local counterparts.

     (5) "Hazardous Substances" means (a) any petrochemical or petroleum products, oil or coal ash, radioactive materials, radon gas, asbestos in any form that is or could become friable, urea formaldehyde foam insulation and transformers as well as other equipment that contain dielectric fluid that may contain levels of polychlorinated biphenyls; (b) any chemicals, materials or substances defined as or included in the definition of "hazardous substance", "hazardous wastes", "hazardous materials", "restricted hazardous materials", "toxic substances", "contaminants" or "pollutants" or words of similar meaning and regulating effect; or (c) any other chemical, material or substance, exposure to which is prohibited, limited or regulated by any applicable Environmental Law.

                      Article II.  Purchase And Sale

2.1  The Sale

     Upon the terms and subject to the satisfaction of the conditions contained in the Agreement, at the Closing, the Seller shall sell, assign, convey, transfer and deliver to the Buyer, and the Buyer will purchase and acquire from the Seller, free and clear from all Encumbrances, all of the Sellers' right, title and interest in, to and under the following property:

     (a) Except as provided in 2.3 below, the entire electric distribution system located at the former Loring Air Force Base (LAFB) located in Limestone, Caribou and Caswell, Maine, as described on Exhibit A to this Agreement. (The Distribution System) The Distribution System shall include, without limitation, all poles, conductors, conductor hardware, transformers, insulators, fuses, switchgear, relays, breakers and battery boxes, used for the delivery of electric energy and capacity at distribution voltages (34.5 kw and lower) at the former LAFB.

     (b) All tools, equipment, inventory and personal property associated with the Distribution System substantially as set forth in Exhibit B to this Agreement.

     (c) Such intangible property, including and without limitation, easements, rights of way and other licenses as shall be deemed by Buyer necessary or desirable for the operation and maintenance of the Distribution System and as are set forth in Exhibit C to this Agreement.

          The property described in Section 2.1 (b) and (c) above shall also be deemed to be included in any further references to the "Distribution System" in this Agreement.

2.2  Excluded Liabilities And Obligations.

     The Buyer shall not assume or be obligated to pay, perform or otherwise discharge any liabilities or obligations of the Seller (fixed or contingent, known or unknown), whether or not relating to the Distribution System. Without limitation of the forgoing, the Buyer shall not assume any of the following:

     (a) Any liability, obligation or responsibility under or related to former, current or future Environmental Laws or the common law arising as a result of or in connection with
     (i) any violation or alleged violation of any Environmental Law, on or before the Closing Date, with respect to the ownership, use or operation of the Distribution System; (ii) compliance with applicable Environmental Laws on or before the Closing Date with respect to the ownership, use or operation of the Distribution System; (iii) loss of life, injury to persons or property or damage to natural resources caused, or alleged to be caused, by the presence or release of Hazardous Substances at, on, in under, adjacent to or migrating from the Distribution System on or before the Closing Date, including but not limited to, Hazardous Substances contained in the soil, groundwater or other environmental media at or adjacent to the Distribution System; (iv) loss of life, injury to persons or property or damage to natural resources caused, or alleged to be caused, by the off-site disposal, storage, transportation, release, recycling, or the arrangement for such activities, of Hazardous Substances, on or before the Closing Date, in connection with the ownership, use or operation of the Distribution System; (v) the investigation and/or remediation of Hazardous Substances that are present or have been released on or before the Closing Date at, on, in, under, adjacent to or migrating from the Distribution System, including but not limited to, Hazardous Substances contained in the soil, groundwater or in other environmental media at or adjacent to the Distribution System; and (vi) the investigation and/or remediation of Hazardous Substances that are disposed, stored, transported, released, recycled, or the arrangement of such activities, on or before the Closing Date, in connection with the ownership or operation of the Distribution System, at any off-site location;

     (b) Any liabilities or obligations relating to or arising out of any claim, action, suit or proceeding arising as of the Closing Date, or any subsequent claim, action, suit or proceeding arising out of or relating to such pending matters, any other event occurring on or prior to the Closing Date, or resulting from the ownership, use or operation of the Distribution System on or prior to the Closing Date, or resulting from loss of life, injury to persons or property arising from or related to the ownership, use or operation of the Distribution System on or prior to the Closing Date;

     (c) Any payment obligations of the Seller for goods delivered or services rendered on or prior to the Closing Date.

2.3  Excluded Property.

     The property to be transferred to Buyer pursuant to this Agreement shall not include any of the switchgear, or any associated equipment or facilities, located in Building 7240 at the former LAFB (the Excluded Property). Buyer shall not, by this Agreement or any conveyance from Seller, acquire any right, title or interest to or in the Excluded Property. Notwithstanding the foregoing, Seller shall grant to Buyer, pursuant to 2.1(c) above, all easements, licenses or rights of way deemed by Buyer necessary or desirable for the operation and maintenance of the Excluded Property, including the right to physically segregate, by partition or otherwise, the Excluded Property. As consideration for the foregoing, Buyer agrees to assume sole responsibility for the operation, maintenance, repair, upgrading or replacement, as it deems proper, of any or all of the Excluded Property, provided that this obligation shall not subject Buyer to, or require it to assume any of, the liabilities, obligations or responsibilities set forth in Subsection 2.2(a) above, for the purpose of which Subsection only the Excluded Property shall be deemed to be part of the Distribution System. Seller shall, in addition, reimburse Buyer for any expense it shall incur during the operation, maintenance, repair, upgrade or replacement of the Excluded Property as a result of or on account of the presence or release of any Hazardous Substances.

                       Article III.  Purchase Price

3.1  Purchase Price.

     The Purchase price for the Distribution System shall be $250,000.

3.2  Proration.

     The parties agree that all of the items normally prorated, including without limitation, personal property and real estate taxes, and any permit and license fees, relating to the business, use and operation of the Distribution System shall be prorated as of the Closing Date, with the Seller liable to the extent such items relate to any period prior to the Closing Date, and the Buyer liable to the extent such items relate to any period after the Closing Date.

                         Article IV.  The Closing

4.1  Time And Place.

     Upon the terms and subject to the satisfaction of all conditions contained in this Agreement, the closing of the sale of the Distribution System contemplated by this Agreement will take place at the Seller's offices at such time and on such day as the parties may agree, but no later than ten business days following the date on which all such conditions have been satisfied or waived (the Closing Date).

4.2  Payment of Purchase Price.

     Upon the terms and subject to the satisfaction of the conditions contained in this Agreement, in consideration of the aforesaid sale, assignment, conveyance, transfer and delivery of the Distribution System, the Buyer will pay to Seller, as Seller may direct, at the Closing an amount of $250,000 in immediately available funds.

4.3  Deliveries By Seller.

     At the Closing, the Seller will delivery the following to the Buyer:

     (a) Except as provided in (b) below, with respect to so much of the Distribution System to which Seller shall not have acquired title on or prior to the Closing Date, an exclusive and irrevocable leasehold interest, duly executed by Seller, to the Distribution System conveying to the Buyer full use and occupation (which shall not, in any event, convey less than all rights or interests that the Seller may possess on the Closing Date with respect to the Distribution System) of the Distribution System together with all easements and rights of way that Buyer deems necessary or desirable with respect to the exercise of this leasehold. The form of this leasehold and associated easements and rights of way shall be agreed to by the parties prior to the Closing Date.

     (b) For so much of the Distribution System to which Seller has acquired title on or prior to the Closing Date; (i) A bill of sale, duly executed by Seller, for all personal property included in the Distribution System
     (ii) A quitclaim deed with covenants, duly executed by Seller, for any real estate included in the Distribution System (iii) The easements, rights of way and other licenses, duly executed by Seller, as are required for the operation and maintenance of the Distribution System as set forth in Exhibit C of this Agreement.

     (c)  The Agreement required by Section 5.1 below.

     (d) Copies of all books, records and other documents in the Seller's possession and related to the Distribution System, as shall be requested by Buyer.

     (e)  Opinions of counsel and certificates as contemplated by Section 8.2.

     (f) All other instruments of assignment or conveyance as shall, in the Buyers's reasonable opinion, be necessary to transfer to the Buyer the Distribution System, in recordable form.

4.4  Deliveries By Buyer.

     At the Closing, the Buyer will deliver the following to the Seller:

     (a)  The Purchase Price, referred to in Section 4.2;

     (b)  Opinions of counsel and certificates as contemplated by Section 8.3;

     (c)  The Agreements required by Section 5.2 below.

             Article V.  Surviving Obligations of the Parties

     The performance of the following obligations are essential to the purchase and sale contemplated by the Agreement and shall survive the Closing set forth in Article IV above.

5.1  Obligations of the Seller.

     The parties recognize that, after the Closing Date, the Federal Government will transfer to the Seller title to that portion of the Distribution System to which Seller does not have title as of the Closing Date. The Seller hereby agrees that it shall, within ten business days of obtaining such title, deliver to the Buyer, with respect to the property described in this Section 5.1, and without any additional consideration, those instruments described in Section 4.3(b) above as are necessary to convey full title to Buyer. The Seller shall deliver to the Buyer, at the Closing and in a form acceptable to the Buyer, an agreement reflecting the obligations set forth in this section.

5.2  Obligations of the Buyer.

     (a) Within such reasonable time after the Closing as the parties shall agree to, Buyer shall demolish and remove as much of the Distribution System located at the North and South Wherry housing facilities at the former LAFB that it is directed by the Seller to demolish and remove. Buyer shall not charge Seller for this service; provided, however, the Buyer shall charge Seller, and Seller shall pay Buyer, at Buyer's standard customer rate for said service, for the demolition and removal of all property of any other utility company located at said facilities. The Buyer shall deliver to the Seller, at the Closing and in a form acceptable to Seller, an agreement reflecting the obligation set forth in this section.

     (b) Within ten business days after the Closing, Buyer shall file with the Maine Public Utilities Commission (MPUC) for approval of an economic development rider to Buyer's special facility changes under which any customer taking electric service from the Distribution System at the former LAFB could receive a discount of up to 50% off the costs of installing underground distribution facilities. This rider shall not be effective for more than two years after its approval by the MPUC. The Buyer will use all reasonable efforts to obtain approval of this rider.

     (c) Buyer shall perform, in accordance with its terms, a certain letter agreement, dated June 22, 1998, by and between itself and Bell Atlantic, pursuant to which Buyer shall transfer a half-interest in certain utility poles to Bell Atlantic. Nothing herein is intended or shall be deemed to confer upon Seller any third party beneficiary status or any other interest in, to or under said letter agreement.

                Article VI.  Representation And Warranties

A.   Mutual

6.1  Authority Relative To This Agreement.

     Each of the parties hereby warrants and represents that they have full corporate power and authority to execute and deliver this Agreement and each of the other Closing Documents to which they are a party and to consummate the transactions contemplated hereby and thereby.

     Each of the parties hereby warrants and represents that neither the execution and delivery of this Agreement and the other Closing Documents to which they are party nor the consummation of the transactions contemplated hereby and thereby will (i) conflict with or result in any breach of any provision of their respective organizational documents or bylaws; (ii) require any consent, approval, authorization or notification of any governmental or regulatory authority; (iii) result in or constitute a default, or give rise to any right of termination, cancellation, acceleration, or result in the creation of any Encumbrance upon any of the assets of the Sellers, under any of the terms, conditions or provisions of any note, bond, mortgage, indenture, license or any other instrument or obligation to which either party is a party or by which either may be bound; or (iv) violate any order, writ, injunction, decree, statute, rule or regulation applicable to either of the parties, or any of their respective assets.

B.   Seller's

6.2  Title to and Condition of Distribution System

     The Seller warrants and represents that it has either (i) good and marketable title to the Distribution System, free and clear of all Encumbrances or, (ii), with respect to any property to which it does not have good and marketable title as of the Closing, a leasehold interest in the Distribution System on which the only Encumbrance is the prior title of the Federal government and that the Distribution system is not subject to any restrictions with respect to the transferability thereto. Buyer, either at Closing or pursuant to the transfer contemplated in Section 5.1, will receive good and marketable title to all the Distribution system, free and clear of all Encumbrances of any nature whatsoever.

     Exhibit D hereto lists, as of the date of this Agreement, all leases under which the Seller is a lessee or lessor and that relate to the Distribution System or the operation of the Distribution System. All such leases are valid, binding and enforceable is in accordance with their terms, and are in full force and effect; there are no existing material defaults by the Seller or any other party thereunder; and no event has occurred that would constitute a material breach by the Seller or any other party.

6.3  Environmental Matters

     The Seller holds and is in full compliance with all of the permits, licenses, and governmental authorizations required for the Sellers to operate, maintain and engage in business related to the Distribution System under all applicable Environmental Laws, and the Seller is otherwise in compliance with all applicable Environmental Laws with respect to the Distribution System or the operation and maintenance of the Distribution System.

     The Seller has not received any written request for information or been notified that it is a potentially responsible party under CERCLA or any other Environmental Law.

     The Seller has not entered into or agreed to any consent decree or order, and is not subject to any outstanding judgment, decree or order relating to compliance with any Environmental Law or to investigation or clean-up of Hazardous Substances under any Environmental Law.

6.4  Taxes

     With respect to the Distribution System, and any businesses or trades associated with it, (i) all tax returns required to be filed have been filed and
(ii) all taxes shown to be due on such tax returns have been paid in full. No notice of deficiency or assessment has been received from any taxing authority with respect to liability for taxes of the Seller in respect of the Distribution System.

                                Article VII
                         Covenants of the Parties

7.1  Conduct of Business

     During the period from the date of this Agreement to the Closing Date, the Seller will operate, or cause to be operated, the Distribution System in the usual, regular and ordinary course consistent with good industry practices and shall use all reasonable efforts to preserve intact the Distribution System. Without limiting the generality of the foregoing, prior to the Closing Date, without Buyer's prior written consent, the Seller shall not with respect to the Distribution system, and except in the ordinary course of business:

     (a)  create, incur, assume or suffer to exist any indebtedness;

     (b) make any material change in the levels of inventory maintained by the Seller with respect to the Distribution System;

     (c) sell, lease, transfer or otherwise dispose of, any of the Distribution System, other than assets used, consumed or replaced in the ordinary course of business; and

7.2  Access to Information

     For a period of six years after the Closing Date, each party and its representatives shall have reasonable access to all books and records relating to the Distribution System in the possession of the other party to the extent that such access may reasonably be required by such party in connection with any matters relating to or affected by the operation of the Distribution System. Such access shall be afforded upon receipt of reasonable advance notice and during normal business hours. The party exercising this right of access shall be solely responsible for any costs or expenses incurred by it. If the party in possession of such books of accounts shall desire to dispose of them prior to the expiration of the six years, it shall, prior to such disposition, give the other party reasonable opportunity to segregate and remove such books and accounts, at its own expense.

7.3  Further Assurance

     Subject to the terms and conditions of this Agreement, each of the parties hereto will use all reasonable efforts to take, or cause to be taken, all action, and to do, or cause to be done, all things necessary and proper to consummate and make effective the sale of the Distribution System pursuant to this Agreement. Neither of the parties will take or fail to take any action that would reasonably be expected to prevent or materially impede, interfere with or delay the transactions contemplated by this Agreement.

7.4  Fees

     The parties represent and warrant to each other than no broker, finder or other person is entitled to any brokerage fees, commissions and finder's fees in connection with the transaction contemplated hereby by reason of any action taken by the party making such representation.

7.5  Tax Matters

     (i) All transfer and sales taxes incurred in connection with this Agreement and the transactions contemplated hereby shall be borne by the Seller, other than Maine real estate transfer taxes, which shall be borne equally by Buyer and Seller, and Buyer, at its own expense, will file all required tax returns and other transactions with respect to all such taxes.

     (ii) Each party shall provide the other with such assistance as may reasonably be requested by the other in connection with the preparation of any tax return, any audit or other examination by any taxing authority, or any proceeding relating to liability for taxes.

7.6  Risk of Loss

     (a) From the date hereof, through the Closing Date, all risk of loss or damage to the Distribution System shall be borne by the Seller.

     (b) If, before the Closing Date, all or any portion of the Distribution System is damaged or destroyed by fire or other casualty, the Seller shall notify the Buyer promptly in writing of such fact. If Buyer determines that this damage or destruction has a material adverse effect on the Distribution System, the Buyer and the Seller shall negotiate in good faith to settle the loss resulting from such casualty (including, without limitation, by adjusting the Purchase Price) and, upon such settlement, consummate the transactions contemplated by this Agreement pursuant to its terms. If no such settlement is reached within sixty days after notice of the casualty, then either party may terminate this Agreement.

7.7  Surviving Obligations

     Each party shall perform its respective obligations as set forth in Section
5.1 and 5.2 of this Agreement.

                               Article VIII
                           Conditions Precedent

8.1  Mutual

     The respective obligations of each party to consummate the transactions contemplated hereunder shall be subject to the fulfillment at or prior to the Closing Date of the following conditions:

     (i) All consents and approvals for the consummation of the sale contemplated hereunder required by any note, bond, mortgage, indenture, contract or other agreement to which either the Seller or the Buyer is a party shall have been obtained.

8.2  Buyer's

     The obligation of the Buyer to consummate the transactions contemplated hereunder shall be subject to the fulfillment at or prior to the Closing Date of the following conditions:

     (i) Seller shall have performed and complied with all covenants and agreements contained in this Agreement and other Closing Documents that are required to be performed and complied with by the Sellers on or prior to the Closing Date, and the representations and warranties of the Seller contained in this Agreement shall be true as of the date of this Agreement and as of the Closing Date;

     (ii) There shall be no Encumbrances on the Distribution System except as aforesaid in Subsection 6.2 hereof;

     (iii) There shall not have occurred and be continuing any change or changes in, or effect on, any of the property of the Distribution System that is materially adverse to the assets, operations or condition of the Distribution System;

     (iv) The Seller shall have obtained all permits, approvals, authorizations or consents from the proper agencies of the United States government, including, without limitation, the United States Air Force and the United States Department of Defense, for the consummation of the transactions contemplated hereunder;

     (v) The Buyer shall have received certificates from authorized officers of the Seller, dated the Closing Date, to the effect that, to such officers' knowledge, the conditions set forth in 8.2 (i), (ii), (iii) and (iv) have been satisfied;

     (vi) The Buyer shall have received an opinion from counsel for Seller, dated the Closing Date, substantially to the effect that:

          (a) Seller is duly organized, existing and in good standing under the laws of the State of Maine and has the corporate power and authority to execute and deliver this Agreement and consummate the transactions contemplated hereby; and the execution and delivery of this Agreement and the consummation and sale of the Distribution System contemplated hereby have been duly authorized by all requisite corporate action;

          (b) The execution and delivery and performance of this Agreement, or any of the Closing Documents, by the Seller does not conflict with any of its corporate authorizations or bylaws, as currently in effect, or constitute a violation of or a default under any contracts related to the Distribution System;

          (c) The documents described in Section 4.3 are in proper form and transfer to Buyer either (i) title to the Distribution System or (ii) an exclusive and irrevocable leasehold interest in the Distribution System; and, with respect to any interest in the Distribution System acquired by the Buyer pursuant to (ii) of this paragraph (c), that the Seller has a binding and valid obligation to transfer for no additional consideration, title thereto to the Buyer once Seller has acquired title to said property; and

          (d) No declaration, filing or registration with, or notice to, or authorization, consent or approval of any governmental authority is necessary for the Seller's consummation of the Closing.

8.3  Seller's

     The obligation of the Seller to consummate the transactions contemplated by this Agreement shall be subject to the fulfillment of or prior to the Closing Date of the following additional conditions:

     (i) The Buyer shall have performed in all material respects its covenants and agreements contained in this Agreement which are required to be performed on or prior to the Closing Date.

     (ii) The representations and warranties of the Buyer that are set forth in this Agreement shall be true and correct as of the date of this Agreement and the Closing Date;

     (iii) The Seller shall have received an opinion from counsel for the Buyer, dated the Closing Date, substantially to the effect that:

          (a) Buyer is duly organized, existing and in good standing under the laws of the State of Maine and has the corporate power and authority to execute and deliver this Agreement and consummate the transactions contemplated hereby; and the execution and delivery of this Agreement and the consummation and sale of the Distribution System contemplated hereby have been duly authorized by all requisite corporate action;

          (b) the execution and delivery and performance of this Agreement by the Buyer does not conflict with any of its corporate authorizations or bylaws, as currently in effect or constitute a violation of or a default under any contracts related to the Distribution System; and

          (c) No declaration, filing or registration with, or notice to, or authorization, consent or approval of any governmental authority is necessary for the Buyer's consummation of the Closing.

                                Article IX
                              Indemnification

9.1  Indemnification

     (a) The Seller will indemnify, defend and hold harmless the Buyer from and against any and all claims, demands or suits, losses, liabilities, damages, obligations, costs and expenses (each, an Indemnifiable Loss) of any kind asserted against or suffered by the Buyer relating to, resulting from or arising out of (i) any breach by the Seller of any covenant or agreement of the Seller contained in this Agreement or (ii) any excluded liabilities as set forth in
Section 2.2.

     (b) The Buyer will indemnify, defend and hold harmless the Seller from and against any Indemnifiable Loss asserted against or suffered by the Seller relating to, resulting from or arising out of any breach by the Buyer of any covenant or agreement of the Buyer contained in this Agreement.

     (c) Any person entitled to receive indemnification under this Agreement having a claim under these indemnification provisions shall make a good faith effort to recover all losses, damages, costs and expenses from such indemnitee's insurers under applicable insurance policies so as to reduce the amount of any Indemnifiable Loss hereunder. The amount of any Indemnifiable Loss shall be reduced to the extent that the indemnitee receives any insurance proceeds with respect to an Indemnifiable Loss.

     (d) The expiration or termination of any covenant or agreement shall not effect the parties' obligations under this Section 9.1 if the indemnitee provided the indemnifying party with proper notice of the claim or amount for which indemnification is sought prior to such expiration or termination.

     (e) The rights and remedies of the Buyer and Seller under this Article IX are exclusive and in lieu of all other rights and remedies that the parties may have under this Agreement or otherwise for monetary relief with respect to any breach or failure to perform any covenant or agreement set forth in this Agreement; provided, however, that nothing herein shall abridge, modify, or may in any way affect any right or remedy Buyer may have, or may in the future acquire, under or on account of Title X, Section 1002 of the United States Code, or any replacement or successor thereof..

     (f) The parties each agree that notwithstanding any provisions in this Agreement, both parties to this Agreement retain their remedies at law or in equity with respect to willful,knowing or intentional breaches of this Agreement or any covenant hereunder.

9.2  Defense of Claim

     (a) Promptly after receipt by either party of any notice of the commencement of any action or administrative or legal proceeding made or bought by a person who is not a party to this Agreement (a Third Party Claim) as to which the indemnity provided for herein may apply, such party shall notify the other party in writing of such fact. The indemnifying party shall, at the other party's request, assume the defense thereof with counsel designated by the indemnifying party and satisfactory to the indemnitee. Nothing herein shall prevent the indemnitee from employing, at its own expense, counsel with respect to the matter as to which the indemnity provided for herein may apply. The indemnifying party shall pay all costs that may be incurred by the indemnitee in enforcing any provision for indemnification contained in this Agreement.

     (b) If the indemnifying party fails to assume the defense of any Third Party Claim covered by this indemnity, the indemnitee may, at the expense of the indemnifying party contest (or, with the written prior consent of the indemnifying party, settle) such Claim, provided that no such consent need be made and settlement or full payment of any such claim may be made without consent of the indemnifying party (with such party being obligated to indemnify the indemnitee), if in the opinion of counsel of the indemnitee, such claim is meritorious.

     (c) Any claim by an indemnitee on account of an Indemnifiable Loss that does not result from a Third Party Claim will be asserted by giving the indemnifying party prompt written notice thereof, stating the nature thereof in reasonable detail and indicating the estimated amount, if practicable, and the indemnifying party will have 30 days within which to respond to such claim. If the indemnifying party does not respond within such 30 days the indemnifying party shall be deemed to have accepted such claim. If the indemnifying party rejects such claim, the indemnitee may seek enforcement of its rights to indemnification under this Agreement.

                                 Article X
                        Termination and Abandonment

10.1      Termination

     (a) This Agreement may be terminated at any time prior to the Closing Date by mutual written consent of the parties.

     (b) This Agreement may be terminated by either party if the Closing shall not have occurred on or before the first anniversary of the date of this Agreement; provided that this right to terminate shall not be available to a party whose failure to fulfill any obligation under this Agreement has been the cause of, or resulted in, the failure of the Closing to occur.

     (c) This Agreement may be terminated by a non-breaching party if there has been a material violation or breach by the other party of any agreement, representation or warranty contained in this Agreement that has rendered impossible the satisfaction of any condition to the obligations of the non-breaching party.

10.2      Effect of Termination

     If this Agreement is terminated as provided herein, such termination shall be the sole remedy of the parties hereto with respect to breaches of any agreement, representation or warranty contained herein and neither of the parties nor any of their respective trustees, directors, officers or employees, as the case may be, shall have any liability or further obligation to the other party or any of their respective trustees, directors, officers or employees, as the case may be, pursuant to this Agreement.

                                Article XI
                         Miscellaneous Provisions

11.1      Amendment and Modification

     This Agreement may be amended, modified or supplemented only by written agreement of the parties.

11.2      Notices

     All notices and other communications hereunder shall be in writing and shall be deemed given and received if delivered personally or by facsimile transmission or mailed by U.S. mail (return receipt requested), postage prepaid, to the parties at the following addresses:

     (a)  If to the Seller, to
          Loring Development Authority of Maine
          P.O. Box 457
          Limestone, Maine  04750-0457
          Fax:  (207) 328-6811
          Attention:

     (b)  If to the Buyer, to
          Maine Public Service Company
          P.O. Box 1209
          Presque Isle, Maine  04769-1209
          Fax:  (207) 764-6586
          Attention:  Stephen A. Johnson


11.3      Assignment

     This Agreement and all of the provisions hereof shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns, but neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any party hereto, including by operation of law, without the prior written consent of the other party, nor is this Agreement intended to confer upon any other person except the parties hereto any rights or remedies hereunder.

11.4      Governing Law

     This Agreement shall be governed by and construed in accordance with the laws of the State of Maine as to all matters.

11.5      Interpretation

     The article and certain headings contained in this Agreement are solely for the purpose of reference and shall not in any way affect the meaning or interpretation of this Agreement.

11.6      Exhibits

     All Exhibits referred to herein are intended to be and hereby are specifically made a part of this Agreement.

11.7      Entire Agreement

     This Agreement embodies the entire understanding and agreement of the parties in respect to the transactions contemplated by this Agreement. There are no restrictions, promises, representations, warranties or covenants other than those expressly set forth herein. This Agreement supersedes all prior agreements and understandings between the parties with respect to such transactions.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be signed by their respective duly authorized officers as of the date first above written.

                              LORING DEVELOPMENT AUTHORITY OF MAINE


Witness /s/ Carl W. Flora     By   /s/ Brian N. Hamel

                                 Name:  Brian N. Hamel
                                 Title:  President & CEO


                              MAINE PUBLIC SERVICE COMPANY


Witness /s/ Carl W. Flora     By   /s/ Stephen A. Johnson

                                 Name:  Stephen A. Johnson
                                 Title: Vice President and General Counsel












PSLoring.saj

                                                            Exhibit 99(q)

STATE OF MAINE                          Docket No. 97-670
PUBLIC UTILITIES COMMISSION
                                        February 20, 1998

MAINE PUBLIC SERVICE COMPANY            ORDER
Divestiture of Generation Assets

     WELCH, Chairman, NUGENT and HUNT, Commissioners
_________________________________________________________________

I.   SUMMARY

     We approve Maine Public Service Company's (MPS or the Company) plan to divest the Company's generation assets. We do not modify MPS's plan to sell its assets to the highest bidder, because the bid process is reasonable and MPS may reject the bids for any or all of the generation assets. In evaluating bids, MPS should consider the risks and benefits associated with selling its Tinker Generating Station and the market power concerns described in this Order.

II.  BACKGROUND AND PROCEDURAL HISTORY

     The MPS electrical system is strengthened by interconnections with New Brunswick, Canada, which allow electrical support from the New Brunswick Power Corporation (NB Power). However, unlike Central Maine Power Company (CMP) and Bangor Hydro-Electric Company (Bangor Hydro), MPS is electrically isolated from the area controlled by the Independent System Operator-New England (ISO-NE) and must move power through NB Power and Maine Electric Power Company (MEPCO) to transact within ISO-NE. The transmission capacity between MPS and NB Power is 200 MW when all lines are in service and 72 MW if a line is out of service. From an economic perspective, the ability to sell across New Brunswick is further limited because, while NB Power does have open transmission access, access is obtained at relatively high transmission rates.

     All MPS transactions into the area controlled by ISO-NE are wheeled through New Brunswick and then over the MEPCO transmission line. According to MPS, the Company could deliver as much as 100 MW or as little as 0 MW to ISO-NE, depending upon the status of generating units and transmission lines in Canada. For stability purposes, sales north to south have historically been required to enable MPS to make purchases from the south. However, there are severe limitations on the ability to import power from the area controlled by ISO-NE into MPS's territory because of constraints on the MEPCO line. Given the cessation of





ORDER                         -2-                      Docket No. 97-670

stability flows in 1997, firm power cannot now be purchased from the south. Non-firm power can be purchased when other factors that affect the MEPCO line, such as load in New England, generation in Maine and other flows on the MEPCO line, allow.

     With the passage of "An Act to Restructure the State's Electric Industry" (the Restructuring Act), MPS is required, with certain exceptions, to divest all generation assets and all generation-related business activities by March 1, 2000. P.L. 1997, c. 316 enacting 35-A M.R.S.A. s. 3204(1). The Restructuring Act requires the divestiture to be accomplished according to a plan submitted to the Commission for review. The divestiture of generation assets is important both to ensure effective competition and to value generation assets for purposes of measuring stranded costs.

     On September 9, 1997, MPS filed its plan to divest its generation assets. Under its plan, MPS is offering to sell its generation assets and power entitlements to an unaffiliated buyer for cash consideration. MPS has begun soliciting bids and expects to complete the process by April 10, 1998. MPS has hired Stone and Webster Management Consultants, Inc. to assist the Company in its sale efforts. Stone and Webster was selected because of its experience with generating sale activities in New England and California, as well as its familiarity with the Company.

     MPS has a total of 109.8 MW of generation resources including 35.8 MW of hydro-electric and 55.9 MW of thermal resources. The specific assets offered for sale are:

       -  Millinocket Lake Storage Dam;

       - Squa Pan Dam, including storage and 1.4 MW of hydro-electric generating capacity;

       - Caribou Generating Station, consisting of 23.0 MW of oil fired steam capacity, 7.0 MW of diesel capacity and
       0.9 MW of hydro-electric capacity;

       - 4.2 MW of diesel power at Flo's Inn Generating Station and a dismantled diesel unit at Houlton Generating
       Station;

       -  A 3.3455% interest, equivalent to 20.7 MW, in the Wyman
       Unit No. 4 oil fired thermal plant in Yarmouth, Maine;

       - Rights to the output of a 18.1 MW biomass plant currently under a purchased power agreement between




ORDER                         -3-                      Docket No. 97-670

       Wheelabrator-Sherman Energy Company (Wheelabrator Sherman or W/S) and MPS;

       - 34.5 MW Tinker Station, which includes 33.5 MW of hydro-electric capacity and 1 MW of diesel capacity.

     The Tinker Station is located on the Aroostook River in Aroostook Junction, New Brunswick, across the border from Fort Fairfield, Maine. The Tinker Station is owned and operated by a wholly-owned subsidiary of MPS, Maine and New Brunswick Electrical Power Company, LTD. The properties of MPS and the subsidiary are operated as a single integrated system. The subsidiary sells to MPS the energy not needed to supply the subsidiary's wholesale New Brunswick customer, the Town of Perth-Andover. The Perth-Andover contract is a full requirements contract. The contract term is through December 31, 2004, and is automatically renewed every 5 years unless and until either party gives the other written notice to terminate the contract. The Perth-Andover sales for 1996 were 29,551 MWH with a peak load of
8.4 MW. The subsidiary also owns transmission assets connecting the Tinker Station to the MPS service territory and an interconnection with NB Power. The Tinker Station is being offered in three options:

       - purchase 100% ownership of the subsidiary, including the generation, transmission and other assets;

       -  purchase only the generation assets, the Tinker
       Generating Station;

       -  purchase only the rights to the output of the Tinker
       Station.

     The Company states that its goal in selling its assets is to maximize the sale price and thereby reduce the Company's stranded costs. The Company is using a public bidding process to solicit bids from a large number of potential bidders, both in the United States and Canada. Its first step was to issue a "teaser" letter. Interested bidders were then sent an offering memorandum which describes in more detail the generation assets being sold and the transaction process. Bidders were invited to a data room to inspect the Company's records on its generating assets and to inspect the generating plants and storage dams. By October 27, 1997, bidders were required to submit a non-binding statement of qualifications indicating their capabilities to operate and maintain the generating assets and to consummate the transaction. On November 10, 1997, MPS notified qualified bidders to commence their due diligence activities with binding bids being due on January 15, 1998. Qualified bidders were determined based on




ORDER                         -4-                      Docket No. 97-670

their financial and technical qualifications. MPS intends to complete negotiations with the bidders by April 10, 1998. The Company intends to select the bid or combination of bids that maximizes sale revenue and minimizes stranded cost resulting from the divestiture. Bidders have the option of offering the sale of the output of the sold plants back to MPS through February 29, 2000.

     Timely petitions to intervene were filed on behalf of the Public Advocate and Wheelabrator-Sherman. Late filed petitions to intervene were filed on behalf of Tractebel Energy Marketing, Inc. and the Industrial Energy Consumer Group (IECG). All petitions to intervene were granted. A hearing and oral argument was held on December 18, 1997, in which the testimony of Company witnesses Fred Bustard, David Holabird and Timothy Brown was heard. Mr. Bustard explained that the Company had recently contracted for replacement energy and capacity with two entities, Alternative Energy, Inc. (AEI) (1) and Hydro-Quebec (HQ). The contract with AEI provides MPS with the ability to meets its load requirements in excess of the amount served by the combined output of the Tinker Station and the Wheelabrator-Sherman contract. The Hydro-Quebec contract allows the actual amount of power delivered to vary widely, up to 130MW. MPS has also entered into a marketing agreement with Cinergy Corporation of Ohio whereby Cinergy will market surplus energy acquired by MPS under the Hydro-Quebec and AEI contracts. By taking up to the maximum output pursuant to the Hydro-Quebec contract, MPS could fully replace the output associated with the generating assets presently for sale.

III. REVIEW OF MPS'S PLAN

     MPS's divestiture plan is adequate, consistent with the Restructuring Act and reasonable on its face. (2) In general, MPS's divestiture plan bears a strong resemblance to the plans developed by other utilities in New England including New England Electric System (NEES), Boston Edison, Eastern Utilities Associates, and Central Maine Power Company.















ORDER                         -5-                      Docket No. 97-670

     A.   Plan Development and Design

       Overall, the components of MPS's plan, including the offering memorandum, information distribution and scheduling, are adequate. Principal elements of the asset divestiture process include selection of an advisor, development of a marketing strategy, packaging the assets and formulating a bid procedure, advertising or marketing to potential purchasers, and comparison of other divestiture options.

       MPS began its process with the selection of Stone and Webster as its advisor. Unlike other companies such as CMP and NEES, MPS did not retain an investment banker. Given the small size of MPS's assets, the similarity of MPS's plan as compared to other companies, and the importance of transmission constraints in evaluating its assets, MPS's decision to proceed without an investment banking firm is reasonable.

       MPS used a single bid process. The interest-building component of MPS's plan began with a series of public announcements about the sale. MPS developed a list of potential bidders it believed had genuine interest in the assets and contacted them. The targeted bidders were also advised that an offering memorandum and a document center were available.

       With the possible exception of omitting details regarding the status and provisions of the Wheelabrator-Sherman contract, MPS's Offering Memorandum contains information that is adequate for potential bidders to make a decision regarding the seriousness of their interest in MPS's assets. The data are complete and presented in an objective manner, emphasizing the strengths of the asset offerings but disclosing relevant information concerning potential weaknesses. The additional information resources made available also appear consistent with industry practice. The availability of MPS's information room and due diligence opportunities are clearly disclosed and are subject to reasonable confidentiality restrictions. MPS's proposed time frame is consistent with the periods within which the sale processes of CMP, NEES and Boston Edison were completed.

       MPS's one-bid sale process is adequate in light of the size of the MPS asset portfolio. MPS granted an extension at the request of one party so that binding proposals were due January 15, 1998 instead of December 8, 1997. MPS's delay in the process to accommodate additional bidding is reasonable to take advantage of opportunities to maximize value for ratepayers.

       Based on statements in the oral argument, MPS appears to have been successful in soliciting bidders from other New England




ORDER                         -6-                      Docket No. 97-670

sale processes as well as potential Canadian purchasers. Coupled with the extensive publicity that accompanied the mandated divestitures in New England, most potential bidders were likely aware of the proposed asset sales. MPS did not discuss the option of an asset-by-asset auction as an alternative strategy in selling its generating assets. Like CMP, MPS bundled its generation assets into packages defined by type of facility. All facilities of a given type -- fossil, hydro, and power purchase agreements -- are offered as a group. (3) However, because MPS's assets are small both in number and aggregate capacity, its bundling is almost equivalent to an asset-by-asset sale.

       As to other means for divestiture, MPS addressed the possibility of a generation subsidiary spin-off during oral argument. Counsel for MPS stated that a spin-off would not be beneficial because of high transaction costs, market perceptions of value and environmental issues. We agree that transactions costs for an entity the size of MPS would likely be disproportionate and render the option uneconomic. Consequently we do not address the other reason cited by MPS for rejecting a spin-off.

     B.   Timing of the Sale of Generating Assets

       MPS has proposed to proceed immediately with implementation of its plan for selling its generation assets.
MPS has proposed a schedule that will allow it to complete its divestiture transactions before the end of 1998. From ratepayers' perspective, timing issues are different for the various MPS generation assets.

       1.      Wyman

          Timing issues for Wyman involve ensuring that MPS has the option to sell its share of Wyman as part of CMP's divestiture of its Wyman ownership. Therefore timing of MPS's sale of Wyman depends upon the CMP process. Given that CMP is going forward now, MPS's desire to sell Wyman during a similar time frame is reasonable.

       2.      Aroostook County Fossil and Hydro Plants

          Timing issues associated with the plants physically located in Aroostook County are not significant from a ratepayer perspective because these plants produced only 1% of MPS's energy in 1996. All MPS-owned fossil and hydro plants physically located in Aroostook County are small and old. Pursuant to






ORDER                         -7-                      Docket No. 97-670

statute, MPS must divest these plants prior to March 1, 2000.
For these assets, a sale in 1998 rather than 2000 would not have a significant impact on MPS's stranded costs or on the development of competitive markets.

       3.      Tinker

          The Restructuring Act does not require that MPS divest the Tinker Station, because Tinker is located outside of the United States. The Act does require MPS to sell at least its entitlement to the output of Tinker after February 28, 2000, in accordance with Commission rules. (4) In recognition of this exception, MPS has offered potential buyers three options for
Tinker: (1) purchase of its subsidiary, Maine and New Brunswick Electrical Power Company, Ltd, which includes Tinker Station generating assets, as well as transmission assets; (2) purchase of the Tinker Station generating assets only; and (3) purchase of the output of the station for a period selected by the bidder. Thus, MPS has retained sufficient flexibility to sell the physical assets if a high enough bid is received. If MPS does not receive a sufficiently attractive bid, it could sell the entitlement to Tinker capacity and energy for a relatively short time period, and then either rebid this entitlement or sell the physical assets.

          A final sale of MPS's Tinker assets now could limit flexibility in the event retail markets do not develop in MPS's territory. As discussed further in this Order, the market structure and likely market conditions of MPS's territory will be different, and may be constrained, relative to territories in NEPOOL. Moreover, a final sale of the Tinker assets now would lock in the associated market value and stranded cost and expose MPS's ratepayers to the risk of market prices rising.

          In any subsequent case in which MPS seeks our approval for a sale of Tinker, we will consider the following questions:

               1.   Would a delay in the sale of the Tinker
               Station assets likely benefit ratepayers through realization of a higher sales price once retail markets develop in Canada?

               2. Should Tinker Station be used as a hedge for ratepayers, by selling only entitlements to its output for relatively short time periods to protect against the contingency that competitive







ORDER                         -8-                      Docket No. 97-670

               markets do not develop in northern Maine because of its electric isolation?

               3. Should any final decision on the disposition of Tinker Station be delayed until the Commission has completed its study involving transmission capacity to northern Maine and the efficacy of competitive markets in the region?

               We expect MPS to consider these issues as it proceeds and address each in any subsequent filing for sale approval. We discuss each issue in more detail below.

               a.   Delay selling Tinker assets

                    Unlike plants in the area controlled by
ISO-NE (such as Wyman) where deregulated markets will soon develop and where retail demand will exist for energy and capacity produced by the plant, the sale market for Tinker's output is uncertain. Unless a high price can be realized for Tinker, ratepayers may be better off if MPS sells entitlement to the output for a relatively short-term period, and sells the physical assets at a later date when markets are more developed, or more certain.

                    At present, energy sales from the Tinker
Station into the emerging markets in the area controlled by ISO-NE would be constrained by both physical and economic, or institutional, factors. The physical constraints are the limits discussed earlier regarding flows over the MEPCO line. Economic or institutional factors arise because the plant is outside of the area controlled by ISO-NE and its cost must include an adder for transmission that competing plants located in ISO-NE do not.

                    If the most likely markets for the output of Tinker are the markets in Canada and Aroostook County, the size of the retail market and the effect of transmission costs may depress Tinker's value. Selling into Canadian markets from Tinker primarily involves constraints related to development of retail markets, as well as high transmission rates. At present, Tinker cannot be sold into retail markets in Canada by any supplier except an existing Canadian utility. According to MPS, retail access in Atlantic Canada is a minimum of five years away. Therefore, if Tinker's output is sold in Canada by any entity not a Canadian utility, it would be only into wholesale markets. Further, there may be market limitations even at the wholesale level because of high transmission rates across New Brunswick. Currently, NB Power's transmission rate is $40/KW/year. Transmission costs at such a high level could make it difficult for Tinker to compete in Canadian wholesale markets.



ORDER                         -9-                      Docket No. 97-670

                    NB Power itself could be a potential market for the Tinker power on a wholesale basis. However, a review of 1996 data demonstrates that this may not be a very attractive option. MPS sold 19,743 MWh to NB Power at an average price of only $11.40/MWh. Even if this price primarily represented surplus off-peak energy, the price is low compared to NEPOOL prices for similar energy.

                    The final option for Tinker output is
northern Maine, comprising primarily MPS's service territory. MPS must continue to supply the capacity and energy needs of its customers prior to retail access and, after retail access, deliver electricity to its current customers as direct retail purchasers. Prior to March, 2000, sales opportunities into northern Maine could be limited because of the surplus resulting from MPS's contracts with Hydro-Quebec and AEI. Without any significant market in northern Maine for Tinker, particularly in the near term, its full value might not be realized by a sale at this time.

               b.   Use of Tinker as a ratepayer hedge

                    Unlike the situation in the CMP divestiture, where its customers and assets will be part of the ISO-NE market, the development of functional competitive markets is less certain in northern Maine. Given this uncertainty, it is possible that ratepayers would benefit if MPS proceeded cautiously, selling Tinker entitlements for relatively short periods rather than selling the assets now. This would allow a future evaluation of how actual markets are operating in the region. If markets are not functioning in an effectively competitive manner, Tinker would remain available to MPS ratepayers.

                    If competitive markets do not develop in northern Maine, MPS ratepayers could face a situation whereby potential suppliers (then unregulated) possessed market power. As discussed previously in this Order, such factors as severe transmission constraints and economic and institutional barriers indicate the market conditions for customers in northern Maine may be different and, perhaps, less advantageous than for customers in other parts of the State. MPS and the consumer-owned utilities in northern Maine are a small part of a market over which Maine has incomplete control. (5) Proceeding










ORDER                         -10-                     Docket No. 97-670

cautiously in implementing the policies embodied in the Restructuring Act, such as to delay final sale of the Tinker assets, could provide a hedge for ratepayers while a competitive market develops in the region. Once it is clear that the market is functioning with competitive prices available to ratepayers in northern Maine, Tinker could be divested.

                    We have not concluded at this point that MPS should delay sale of the Tinker assets. At such time MPS proposes to divest Tinker we will address the question of whether the timing and form of its proposed divestiture maximize Tinker's value and adequately protect MPS's ratepayers from the risks discussed herein.

               c. Sale of Tinker before the market power study and the northern Maine transmission study

                    Divesting the Tinker Station assets now could also limit the Commission's flexibility to fashion solutions to issues which might arise in the market power study and northern Maine market viability study, both of which the Commission is currently conducting at the direction of the Legislature. (6) Selling the Tinker assets now would foreclose a significant opportunity for adjustments in policy or implementation with respect to retail competition for the portions of Maine that are not part of the area controlled by ISO-NE.

     C. MPS's Proposed Sale of Wheelabrator-Sherman Capacity and Energy

          The Restructuring Act directs investor-owned utilities in Maine to sell their entitlements to capacity and energy from power contracts as of March 1, 2000. For MPS, this means it must sell its entitlement to capacity and energy from the Wheelabrator-Sherman facility. Although not required by statute, MPS has included this sale as part of its divestiture plan at issue in this proceeding. As part of its divestiture process, MPS has requested bids on W/S and asked bidders to propose the purchase term.

          We addressed this issue generally in our Order approving CMP's divestiture plan issued January 14, 1998 in Docket No. 97-523. As we stated in that case, selling the output of purchased power contracts through their term, or for long periods at a time, represents a risk to ratepayers. In contrast, a short term sale coupled with subsequent re-bids provides a







ORDER                         -11-                     Docket No. 97-670

hedge to ratepayers against increasing market prices as well as problems, perhaps unique to MPS and the northern Maine COUs, with market development. Short-term bids for the W/S output may also be affected less than longer term bids would be by uncertainty arising from Wheelabrator-Sherman's ability to close the plant at its sole discretion. (7) We also note a concern about a sale of W/S output during the pre-March 1, 2000 period due to the presence of MPS's purchase contract with HQ. During the pendency of the HQ contract, it is difficult to see any advantage to such a sale. Specifically, if a purchaser bids a price less than the HQ effective price, MPS would be better off not selling but retaining W/S and reducing HQ purchases. On the other hand, no bidder would rationally bid more than the HQ price because it would likely have to resell the power at prevailing market prices, which as discussed in the attached consultant's report, will be driven by the HQ contract.

          As in our decision approving CMP's divestiture plan, these concerns do not cause us to reject MPS's plan. However, MPS should be cognizant of these issues as it goes forward. At the time MPS proposes to sell its entitlement to W/S capacity and energy, we will evaluate whether the form and timing of its proposed sale is reasonable.

     D.   Market Power

          1.   Generation Market

               In our approval of the CMP divestiture plan, we concluded that a sale of generating assets that results in opportunities for the exercise of market power would be contrary to the goals of the Restructuring Act. However, we also concluded that concern that the ultimate sale may result in market power is not grounds to reject the divestiture plan. We reach the same conclusion for MPS's divestiture plan. We express again our serious concern that the sale of utility assets not result in concentration of market power to the detriment of Maine consumers. We will closely scrutinize any proposed asset sale MPS presents to ensure such concentration does not arise or is not significantly worsened by the manner in which Maine's generation assets are divested.

               The factors that define MPS's market structure and the issues relevant to market power are different for MPS than for CMP. Market structure is initially defined by the physical








ORDER                         -12-                     Docket No. 97-670

characteristics of available generation and transmission. We described the constraints that affect the import and export of power between ISO-NE and the New Brunswick-northern Maine region above. Although there is adequate transmission capacity across the MPS-New Brunswick interconnection to serve most (if not all) of the load requirements of northern Maine from supply outside the region, constraints on the MEPCO line and economic and institutional factors, primarily in New Brunswick, effectively render northern Maine a distinct market area for purposes of market power analysis.

               The relevant market is further defined by the number and size of the competitors in that market. Although Nova Scotia Power Corporation and Hydro-Quebec can physically deliver power to northern Maine, NB Power's relatively high transmission rates and its apparent ability to increase those rates unilaterally make the long term participation of those two entities in the northern Maine market uncertain. The other competing suppliers are NB Power, the future owner(s) of the assets and contracts now owned by MPS, the owner of Aroostook Valley Electric Company (AVEC), and AEI. Competitors on the Canadian side of the interface can physically deliver up to 200 MW of power to MPS's territory, i.e. the tie limit. Competitors on the Maine side can each offer lesser amounts.

               Given the size of NB Power's resources in this market, together with its control of the gateway, there are market power concerns that go beyond what the Commission could affect in the context of MPS's divestiture. Nonetheless, the divestiture may present us with a unique opportunity to ensure that an already high market concentration go no higher. In addition, MPS's divestiture presents us with an opportunity to examine whether strategies to decrease the concentration, such as by splitting up MPS's assets among more than one buyer, would be beneficial.

               In a market as small as the one considered here, even small changes in market concentration, especially accretions to market share by one of only a few market participants, may be significant. Thus, sale of one or more of MPS's assets to a participant currently in-market could make an already highly concentrated market significantly more so. A sale of all MPS's assets or entitlements to a single buyer not currently in-market would simply perpetuate the existing level of market concentration. A sale of the principal MPS supply entitlements (the Tinker and Wheelabrator-Sherman contracts) to separate entities not currently in market could increase the number of suppliers and lessen concentration in the market.





ORDER                         -13-                     Docket No. 97-670

          2.   Renewables Market

               The Act requires that 30% of the supply resources for each competitive provider be derived from renewable sources. This requirement effectively defines a separate product market for renewables. Because the structure of the renewables market is unclear at this point, we discuss market power in a renewables market defined similarly to MPS's generation market, and one that also includes the area controlled by ISO-NE.

               MPS currently controls a significant portion of the available renewable supply in northern Maine. If the renewable market is defined by supply in northern Maine, sale of all of MPS's renewable assets in one bundle would simply transfer this market share to the buyer. If the relevant market for renewables is broader, including other New England and Canadian suppliers, our concern will be whether a proposed purchase of one or more of MPS's renewable assets would cause an unacceptable increase in market concentration. This could occur if, for example, a current in-market participant with an already large share of the renewable supply proposed to purchase MPS's renewable assets, or W/S's output. We will examine market power in the renewables market at the time MPS proposes to sell one or more renewable asset or contract.

IV.  CONCLUSION

     MPS's divestiture plan is approved. MPS shall proceed to divest its generation assets in accordance with this plan, and in a manner that addresses the concerns raised by the Commission in this Order.

     Dated at Augusta, Maine, this 20th day of February, 1998.
                              BY ORDER OF THE COMMISSION


                              /s/ Dennis L. Keschl
                              Dennis L. Keschl
                              Administrative Director




  COMMISSIONERS VOTING FOR:   WELCH
                              NUGENT
                              HUNT







(1)  AEI owns a 37 MV generation facility in Ashland, Maine.
(2) The Commission has relied, in part, on the report of Econsult Corp., the Commission's consultant in this proceeding, to identify issues we are likely to address in the next phase. The Commission considers that report to be a sound articulation of the issues that the Commission should consider. Except to the extent stated in this Order, however, the Commission neither endorses nor disputes any of the conclusions set forth in that report. We attach a redacted copy of the consultant's report to this Order.
(3)  The Tinker Hydro-Electric Station includes 1 MW of diesel generation.
(4)  See 35-A M.R.S.A. s. 3204(1)(c) and s. 3204(4).
(5) The northern Maine area is mainly Aroostook County. The relevant market includes northern Maine and parts of Canada. The Maine portion of this market is roughly one and one-half times MPS's load, and includes MPS, Eastern Maine Electric Cooperative, Houlton Water Company (Electric Department), and Van Buren Light & Power District.
(6)  See 35-A M.R.S.A. s. 3206 and P.L. 1997, ch. 447.
(7) The revised Agreement between MPS and W-S would allow W-S to suspend its performance under the Agreement upon 30 days notice. This Agreement was recently approved by the Commission in Docket 97-727. Approval of the Finance Authority of Maine is pending.



































                                                                 Exhibit 99(r)

STATE OF MAINE                                            Docket No. 98-138
PUBLIC UTILITIES COMMISSION
                                                          September 2, 1998

MAINE PUBLIC SERVICE COMPANY                              ORDER
Request for Approval of Reorganization
Approvals and Exemptions and For Affiliated
Interest Transaction Approvals

WELCH, Chairman; NUGENT, Commissioner
_____________________________________________________________________

I.    SUMMARY


      In this Order, we grant Maine Public Service Company's (MPS) petition for reorganization approvals and exemptions, and for certain affiliated interest transactions related to the formation of a wholly-owned energy marketing affiliate, subject to conditions discussed below. We reject the request for approval that would allow the marketing subsidiary to publicize its affiliation with MPS.

II.   BACKGROUND

      On February 18, 1998, Maine Public Service Company (MPS) filed a petition for reorganization approvals and exemptions pursuant to 35-A M.R.S.A. s. 708 and for the approval of certain affiliated transactions pursuant to 35-A M.R.S.A.
s. 707.   As explained in its petition, MPS is seeking approval pursuant to 35-A
M.R.S.A. s. 708 for the formation of Energy Atlantic, LLC (EA) as a wholly-owned subsidiary from which it will be able to perform various non-core activities, such as retail and wholesale marketing of energy and capacity and the sale of energy-related products and services. MPS is also requesting the authority to invest up to $2 million in the subsidiary, which would include any loans or loan guarantees by MPS to EA. Simultaneously, MPS requests Commission approval of the following "affiliated interest" transactions pursuant to 35-A M.R.S.A. s. 707:

         1) MPS's making or guaranteeing unspecified loans to EA, which together with any capital contributions or investments, shall not exceed the $2 million cap requested under 35-A M.R.S.A. s. 708;

         2) MPS and EA entering into a limited liability company operating agreement, specifying the rights and duties of MPS as EA's sole member;









Order                              -2-                    Docket No. 98-138

         3) MPS and EA entering into a management service agreement setting forth the types of management services MPS will provide EA, how MPS shall be compensated for these services, and how costs will be allocated between the two companies; and

         4) MPS and EA entering into an agreement with respect to certain intangible assets, allowing EA to promote its affiliation with MPS and providing for payment for the same.


      Finally, MPS seeks an exemption from individual Commission reorganization approvals that may be triggered, under 35-A M.R.S.A. s. 708), by each contribution of capital or loan by MPS to EA. MPS asks for an exemption pursuant to 35-A M.R.S.A. s. 708(2)(A), provided that the total of all such loans or contributions of capital by MPS to EA shall not exceed $2 million.

      On February 27, 1998, the Examiner issued a Notice of Proceeding and Opportunity for Intervention. The Public Advocate petitioned for and was granted intervention. The Public Advocate and the Advisory Staff conducted oral and written discovery regarding the MPS petition. On June 17, 1998, the Public Advocate filed written comments opposing the approval of the reorganization, primarily due to the potential financial impact on MPS and its ratepayers, and on MPS's unwillingness to accept the full financial consequences of its investment. On July 1, 1998, the Advisory Staff submitted an analysis intended to assess the financial condition and creditworthiness of MPS.

      The Commission held a hearing in this matter. During the hearing, MPS presented the testimony of Calvin Deschene and Larry LaPlante in support of the reorganization. During oral argument, the Public Advocate stated that, if the financial risk of the investment were placed solely an shareholders, he would not oppose the proposed reorganization.

III.  DISCUSSION

      A. Statutory and Regulatory Criteria

         Section 708 of Title 35-A governs reorganizations of public utilities.
Section 708 states that no reorganization may be approved unless it is established by the applicant that the reorganization is consistent with the interest of the utility's ratepayers and investors. Section 708 further states that in granting an approval, the Commission shall impose such terms, conditions or requirements that are necessary to protect ratepayers including, among other things, provisions which ensure:









Order                              -3-                    Docket No. 98-138

         - that the utility's ability to attract capital on reasonable terms, including the maintenance of a reasonable capital structure, is not impaired;

         - that the ability of the utility to provide safe, reasonable and adequate service is not impaired;

         - that the utility's credit is not impaired or adversely affected; and

         - that reasonable limitations are imposed upon the total level of investment in non-utility businesses.


35-A M.R.S.A. s. 708(2)(A). Additionally, section 713 of Title 35-A specifies that a utility may not charge its ratepayers for costs attributable to unregulated business ventures.

         These statutory provisions express a legislative directive that utility diversification into unregulated businesses be approved only upon a demonstration that the utility's core activities will not be jeopardized. The concern is that investments in unregulated businesses may have negative financial consequences, such as increasing the costs of debt and equity, that could impact the utility's ability to provide service on reasonable terms. The Legislature also sought to preclude ratepayer subsidy of unregulated businesses, as well as any unfair competitive advantages that may result from an affiliation with a utility.

         To implement these legislative policies and directives, the Commission recently promulgated Chapter 820, which contains rules to govern non-core activities and transactions between affiliates. In adopting these rules, the Commission reaffirmed its policy that ratepayers should be completely insulated from the financial impacts of utility investments in non-core activities. Order Provisionally Adopting Rule, Docket No. 97-886 at 16-17 (Feb. 18, 1998). To achieve this policy goal, Chapter 820 states that utilities may invest up to a specified cap without Commission review if the utility has an investment grade credit rating. A utility with a below-investment grade rating, with some exceptions, is not permitted to make an investment in a non-core activity. Chapter 820 adopts the utility's credit rating as the standard for allowing investments because such ratings are a reliable indicator of a utility's financial health. Id. at 38. If a utility is in weak financial condition, it becomes much more difficult, if not impossible, to insulate ratepayers from the financial consequences of a non-core investment. For example, an unsuccessful investment by a financially weak utility may result in a breach of a loan covenant under







Order                              -4-                    Docket No. 98-138

circumstances in which rate increases may be the only alternative to bankruptcy. The rationale underlying Chapter 820's provision is that a utility with a non-investment grade bond rating is not financially sound and, as a result, there is a reasonable likelihood that the Commission would not be able to fulfill its fundamental policy of protecting ratepayers from the consequences of non-core activities.

         Chapter 820 also seeks to protect ratepayers from subsidizing non-core activities and prevent unfair competitive advantages by establishing specific affiliate transaction and accounting rules. These rules require utilities and affiliates to charge each other market rates for goods and service that are not tariffed. To the extent a market price is unavailable, Chapter 820 requires the utility to charge its affiliate based on a fully distributed cost methodology. Ch. 820 s. 4.

      B. MPS Financial Condition

         The primary issue in this proceeding is whether the financial condition of MPS is sound enough to allow for the approval of its request to invest up to $2 million in EA. MPS is not currently rated by any of the major bond rating agencies. Therefore, MPS does not have a credit rating that would allow us to directly implement the provisions of Chapter 820 as discussed above. (1) The lack of a credit rating, however, does not alter the basic conclusion that a utility must be in sound enough financial condition to insulate ratepayers from the consequences of non-core investments. Under these circumstances, we must independently assess MPS's financial condition to determine whether to approve its investment in EA.

         This matter must be scrutinized carefully because MPS has, in the recent past, endured serious financial difficulties. The Company's financial problems, due primarily to the shutdown of Maine Yankee, led to a violation of its debt covenants resulting in a significant increase in its debt costs. Additionally, the depressed level of MPS's earnings during 1997 triggered the earnings-sharing provision of its rate plan, contributing to a significantly higher rate increase in 1998 than the amount pre-established under the terms of the plan.

         To assess the Company's financial condition, our Advisory Staff analyzed MPS's financial capacity by using statistical and ratio analysis to approximate a bond rating. The results of that analysis were mixed, indicating that the Company is borderline as to whether it would be of investment grade quality. For this reason,



(1) Chapter 820 provides that if a utility does not have a credit rating, review of the reorganization occurs pursuant to 35-A M.R.S.A. ss. 707, 708. Ch. 820, s. 5(C).




Order                              -5-                    Docket No. 98-138

the decision of whether to approve the investment is an extremely difficult one. After careful consideration, we will allow MPS to proceed with its investment upon the condition, and with the complete understanding, that ratepayers will not be subject to any additional costs that may result from the investment.

         To enforce this condition, we intend to scrutinize any future rate request to ensure that ratepayers are held completely harmless. MPS is under a permanent obligation to demonstrate in any rate proceeding that no part of a rate request is caused by its investment in EA. (2) If MPS cannot make such a showing, we will reduce the amount of the rate change accordingly to ensure that ratepayers have been insulated from the investment. (3) Moreover, we will not allow ratepayers to pay for any additional interest costs resulting from a debt covenant violation that is caused in whole or in part by the investment; neither will we allow an increase in rates to maintain or place the utility in compliance with its debt covenants if the violation or potential violation is a direct or indirect result of the investment.

         We will also act to neutralize any impact of the investment on the Company's cost of capital through mechanisms, described below, that establish caps on the costs of debt and equity in future rate proceedings unless the Company demonstrates that the caps should not apply. In essence, we adopt a rebuttable presumption that the costs of debt and equity will not be higher than the caps. For existing variable-rate debt (either long-term or short-term debt) on MPS's books, we will use the current margin to the stated index as the maximum margin allowable regardless of the Company's future circumstances. The reason for this is that it is common practice in negotiations regarding the breach of loan covenants for lenders to increase the margins they charge the borrower and also to impose additional fees. Currently, MPS's short-term borrowing rate (per its revolving loan agreement) has a margin of 1.375% above the applicable LIBOR Index, (4) with a provision that will reduce this margin to 1.000%


(2) MPS will have both the burden of production and burden of persuasion in such proceedings.

(3) In the event that the portion of a requested rate increase attributable to the EA investment cannot be readily determined, we will approximate an amount based on any available information.

(4) MPS's overall cost rate could go up whenever the underlying LIBOR index increases. We would confine our adjustments to the margin over the index, unless an event at EA caused the Lenders to change MPS's underlying index to something higher than the initial (or current) index such as the Prime Rate.





Order                              -6-                    Docket No. 98-138

when MPS meets certain financial ratio tests. In future proceedings, we will maintain this margin of 1.00% above the LIBOR index for the Company's short-term debt for ratemaking purposes as caps on the cost of debt unless the Company can demonstrate that an increase in the margin is not related to its investment in EA.

         In addition, MPS has two long-term variable rate debt issuances outstanding, one through the MPUFB and the other through the Finance Authority of Maine (FAME). These issuances have credit enhancements provided by third parties in addition to carrying variable rates. In the case of the Maine Public Utility Financing Bank (MPUFB) issuance, the enhancement is a letter of credit that has a commitment fee currently equal to 1.375% of the available amount of the letter. As with MPS's revolving short-term credit line, there is a provision in place for this fee to be reduced to 1.00% of the available letter amount when MPS meets a certain financial ratio test. The possibility of new fees and higher rates also exists with the company's fixed-rate long-term debt. We will similarly cap MPS's fixed-rate long-term debt instruments at their current embedded cost rates subject to a demonstration that a higher rate is unrelated to EA.

         It is conceivable that MPS could require future debt issuances for utility purposes but be in a weakened financial condition due to some event at EA. To prevent ratepayers from being subject to this risk, MPS's future debt cost will be capped at the then current rate on investment grade utility bonds (defined as having a rating not lower than BBB- from S&P, Fitch or Duff & Phelps, or Baa3 from Moody's).

         The question of segregating any cost impact of the EA investment on MPS's cost of equity is more complex. We adopt a methodology to cap the Company's cost of equity using a variation of a risk premium approach to insulate MPS's ratepayers from changes in cost of equity due to investments in EA. Rather than using Treasury or other debt instruments as the benchmark to which an equity risk premium would be added, we will use an industry-specific risk premium for the foreseeable future. Specifically, we will calculate both the current cost of equity for a peer group of electric utilities comparable to MPS as well as the current cost of equity for an index of water utilities to determine an appropriate premium (if any) for the electric industry today versus the water utility industry. As part of MPS's upcoming proceeding to establish transmission and distribution rates, we will determine an appropriate "electric industry" cost of equity margin for MPS. This margin would then be added to the calculated result for the same index of water utilities at a point in the future when the question may arise in order to determine a maximum possible cost of equity for MPS. The water utility industry is our benchmark in this methodology because it is








Order                              -7-                    Docket No. 98-138

not currently undergoing substantial structural change and remains largely a monopoly service. It is reasonable to compare the future T&D utility industry to the water utility industry today. (5) Therefore, the water industry appears to be a good proxy for the T&D utility industry for the foreseeable future. If future structural changes in the water industry invalidate this comparison, we will revisit this position. For the time being, however, this methodology would capture changes in the capital markets that would have an impact on "pure utilities." (6)

         Additionally, our reorganization approval contains the following conditions:

           - that the Commission may after providing MPS notice and an opportunity for a hearing, order that no further investment by MPS, in EA, be made upon a finding that such action is necessary to protect the public interest. (7)

           - that the Commission may, after providing MPS notice and an opportunity for a hearing, order divestiture by MPS of EA upon a finding that such action is necessary to protect the public interest.

           - that the Commission have reasonable access to all books, records, documents and other information relating to EA.

           To conclude, we emphasize to MPS that despite its current or future financial condition, we intend to fulfill our policy of insulating ratepayers from the consequences of this investment. Therefore, if MPS decides to go ahead with the investment, it is doing so with the clear knowledge that rate relief will not be afforded if the need is a consequence of the investment.



(5) This view of the future T&D industry is shared by Standard & Poor's, Moody's and Fitch Investor's Service. See S&P's: "Global Sector Review", October, 1997; Moody's: "Special Comment: Future Electric Distributors; More Stable than Generators, But not Risk Free", October 1997; Fitch's: "Utility Holding Companies Redeploy Capital", November 1997.

(6) In the future, a sufficient number of "pure" T&D electric utilities emerge, we may adopt methodologies that use those utilities directly, rather than our present choice of the water companies plus some margin.

(7) MPS indicated that its investment of $2 million in EA will be made in increments.



Order                              -8-                    Docket No. 98-138

           Under the conditions and requirements discussed above, we approve MPS's petition for reorganization approval to create EA and invest (through capital contributions, loans or loan guarantees) up to $2 million. As requested by MPS, we also exempt the Company, pursuant to 35-A M.R.S.A. s. 708(2)(A), from any further reorganization approvals that may otherwise be triggered by each individual capital contribution or loan by MPS to EA up to $2 million.

      C.   Separation Requirements and Standards of Conduct

           The MPS request for approval to form EA implicates the separation requirements and standards of conduct provisions of the Electric Restructuring Act. (8) In enacting this legislation, the Legislature prohibited utilities from engaging in the retail marketing of electricity, but permitted such marketing to occur through an affiliated corporation. To minimize potential market abuses and anti-competitive activities that may occur through such an affiliation, the Legislature required the Commission to establish separation requirements and standards of conduct governing the relationship between utilities and their marketing affiliates. On July 1, 1998, the Commission issued a Notice of Rulemaking, proposing such rules (Docket No. 98-457). Because the proposed rule reflects the Commission's most recent views on appropriate separation requirements, the Examiner, during the hearing on this matter, stated that it may be reasonable to apply these rules to MPS and EA pending the final adoption of the rules. Accordingly, the Examiner asked MPS to respond to the application of the proposed rules, and request and justify any exception from those rules.

           On July 15, 1998, MPS responded to the Examiner's request. MPS indicated that, except for the sharing of employees prohibition, MPS and EA would comply with the provisions of the proposed rule. Pursuant to the terms of the proposed rule, MPS requested certain exemptions from the employee sharing prohibition.

           The employee sharing prohibition is contained in subsection (L) of section 3 of the proposed rule. The subsection prohibits the sharing of employees among utilities and their marketing affiliates, and requires employees of the affiliate to be located in a separate building. The prohibition applies even if the employee is employed by one entity and only performs work for the other entity. The provision does allow for an exemption upon a specific finding that:

        - sharing employees or facilities would be in the best interest of the public;



(8) P.L. 1997, ch. 316, "An Act to Restructure the State's Electric Industry," (codified as Chapter 32, Title 35-A).

Order                              -9-                    Docket No. 98-138

        - sharing employees or facilities would have no anti-competitive effect; and,

        - the cost of any shared employees or facilities can be fully and accurately allocated between the utility and the marketing affiliate.

         In its July 15 filing, MPS (on behalf of itself and EA) requested an exemption from subsection (L) for four specific activities:

         1. To allow MPS to perform the management service contract;

         2. To permit EA's employees, through a date no later than February 2000, to occupy a portion of the MPS office;

         3. To permit MPS employees to perform accounting and human resource services; and,

         4. To permit certain employees of EA to engage in wholesale sales of electricity to which MPS has an entitlement but is surplus to its needs; the arrangement would expire on February 29, 2000.

           Because the proposed standards of conduct rule represent the latest articulation of our views in this area, we will require MPS, as a condition of approval, to comply with the provisions of the proposed rule pending the final adoption unless we grant specific exemptions. We address each of MPS's requests for exemption below. We will also address the proposal to allow EA to promote its affiliation with MPS.

           Management Services

           MPS requests an exemption from subsection (L) to allow it to perform overall management and corporate oversight, noting that the day-to-day management will be left to EA's principals. Such management and oversight would include reviewing EA's request for funding or review of any proposed major contract between EA and a potential business ally. In support of the exemption, MPS states that it would be in the public interest because allowing MPS to provide these management services will reduce the risk of EA's business failure which is in the best interest of MPS's ratepayers. MPS addresses the potential anti-competitive effect by proposing conditions intended to prevent EA from obtaining a market advantage through access to information obtained by MPS by virtue of its status as a regulated utility. Specifically, MPS proposes:




Order                              -10-                    Docket No. 98-138

         - immediate contact between EA and MPS personnel during the performance of the management service contract will be conducted by the President and/or one member of MPS's senior management, selected by the President, who will retain that function for the term of the management services contract. These individuals will maintain a log of all immediate contacts between themselves and EA personnel, and every six months will provide a copy of this log to the Commission.

         - neither of these individuals will disclose to any EA employee any information obtained by MPS solely as a result of its status as a provider of core utility services unless that information is also disclosed to non-affiliated competitive electricity providers. (9)

         To address cost allocation issues, all MPS employees who provide services to EA under the management service contract will keep a record of their time, which will provide a basis for monthly invoices sent to EA under the contract. MPS states that because these services are neither tariffed nor readily available in the market, it will charge EA on a fully distributed cost basis.

         Chapter 820, section 4(A) governs the cost allocation of shared employees and requires that such allocation be done using a tariffed rate if available, the market rate if the tariffed rate is unavailable, or the fully distributed cost (FDC) methodology if neither a tariffed rate nor the market rate is available. MPS states that there is not a market value that can be determined for the MPS employees that will be shared with EA, (10) and therefore it must allocate the cost of shared employees between MPS and EA using the FDC methodology. It is our view that for shared employees the FDC allocation should result in a value close to the market value of such employees unless they are currently being significantly under- or





(9) We interpret MPS's description of the applicable information broadly to mean all information that is obtained as a result or as a consequence of MPS performing its obligations as a regulated utility. Unless otherwise indicated, we interpret language requiring disclosure to non-affiliated providers to mean the disclosure will occur simultaneously or as soon as practicable after the information is given to the affiliate. MPS uses this or similar language in other proposed conditions. Unless otherwise indicated, we interpret the language as stated in this footnote.

(10) As discussed below, MPS also proposes that accounting and human resource employees provide service to EA.


Order                              -11-                    Docket No. 98-138

over-compensated. Therefore, we will accept the FDC methodology as a proxy for the market value of shared employees.

         We do, however, disagree with one aspect of the Company's proposal to implement the FDC methodology. In Attachment A to the Company's July 15, 1998 letter, MPS indicates that it would apply a payroll overhead rate to the labor dollars to allocate the cost of benefits provided to MPS employees that are shared with EA. (11) MPS notes that this overhead amount would be based on MPS's total payroll dollars. We do not know how this average overhead rate would compare to the actual overhead associated with the specific employees that will be shared between MPS and EA; however, we assume there could be significant difference, depending on which individual employees are shared with EA. Therefore, we will require MPS to allocate the actual overhead costs for the individual employees shared between MPS and EA.

         With this modification, we find that the provision of management services pursuant to the proposed conditions satisfies the requirement under subsection (L). Therefore, we allow the sharing of employees under the conditions and restrictions described above and in the MPS July 15 filing. Our approval is premised on the nature of the management oversight being similar to that of a board of directors, rather than that of executive management. As part of our conditions for approval, MPS is required to notify the Commission in writing as to the information provided to EA and the means by which the information was disclosed to non-affiliated providers.

         Sharing of MPS Office

         MPS requests that EA employees be allowed to conduct business from its operation center, where the majority of MPS employees are also housed. MPS states that the arrangement would be transitional until March 1, 2000; at that time, the expectation is that EA will be in a separate facility. MPS justifies the arrangement by stating that it does not require the space for its own operation and any rent will be an additional profit for MPS. Additionally, EA will begin operations with very few employees and expand over the first two years of operation; until EA is actually up and running, it is difficult to know the actual space requirements.



(11) The Company also indicated that its bills to EA will include a factor to allocate a share of MPS's computer- and building-related expenses associated with providing management services to EA. However, the Company has not indicated how it will develop this factor. Therefore, we require the Company to file for approval of this factor at the time it files its accounting and human resources agreement for 35-A M.R.S.A. s. 707 approval, as discussed later in this document.

Order                              -12-                    Docket No. 98-138

MPS states that the transitional arrangement is in the public interest because it provides rental income to the parent and avoids economically wasteful expenditures by the subsidiary. To avoid any anti-competitive effects, MPS proposes the following restrictions:

         - EA personnel shall not have access to any MPS computer facilities or equipment;

         - EA personnel shall be served by a separate outside telephone line (EA calls will not go through the MPS switchboard), thereby avoiding the appearance of joint advertising or affiliate promotion by the parent;

         - In order to prevent the preferential flow of market information from MPS to EA, the traffic between EA and MPS employees shall be subject to the following restrictions:

              - EA employees shall not be allowed in any MPS work area and except for their own work area, which is distinct from the rest of the operations center, EA employees shall be allowed only in non-work related areas (e.g., restrooms, corridors);

              - Any MPS employee who enters the EA work area shall log in and out and write the nature of his/her business. The log shall be available for inspection by the Commission at any time; and

              - No MPS employee shall disclose to any EA employee any information obtained by MPS solely as a result of its role as a provider of core utility services unless that information is reasonably available to all competitors on an equal basis.

           Regarding cost allocation, MPS states that because a market rate for commercial space in the Presque Isle area can be determined, MPS will charge EA a monthly rental fee based upon the local market in accordance with Chapter 820, section 4(A).

           We find that allowing the sharing of the MPS office for a transitional period under the conditions proposed by MPS satisfies the requirements under subsection (L). We, therefore, allow EA to be housed in the MPS operations center until March 1, 2000 under the conditions specified in the July 15 filing.

           Accounting/Human Resource Services

           MPS states that EA will not be large enough, at least during the first several years, to support its own accounting and



Order                              -13-                    Docket No. 98-138

human resource personnel, and therefore requests an exemption to allow EA to obtain these services from MPS for an indefinite period. MPS proposes that EA employees continue, at least initially, to participate in the employee benefits package and general insurance coverage plan currently provided by MPS. (12) This continued participation allows EA to benefit from the economies of scale enjoyed by MPS's larger employee population. MPS notes that although this provides an advantage to EA, it is not an advantage related to MPS's status as a provider of regulated services. Similarly, MPS states that it would not be cost effective for EA, at least initially, to employ its own accounting staff and, because MPS would have to duplicate much of the work done by a third-party accountant, there is an economy of scale in allowing accounting services to be provided by MPS personnel.

           MPS states that an exemption in these areas is in the public interest because the realization of economies of scale reduces EA's costs, and allows EA's principals to focus on business activities that should enhance EA's chances of success. Similarly, EA can realize economies by using the parent's accounting services which should avoid economic waste. To address any anti-competitive effect from the arrangements discussed above, MPS proposes to limit immediate contact between MPS and EA to a single employee of MPS's human resources department and a single member of MPS's accounting department. MPS states that like management services, human resource and accounting services are not tariffed and not readily available in local markets; therefore EA will be charged for these services on a fully distributed cost basis. For the reasons discussed above, we will accept use of the FDC methodology as a proxy for the market value of the services of shared employees. (13)

           We find that allowing MPS to provide human resources and accounting services satisfies the requirements of subsection (L). We, therefore, allow MPS to provide accounting and human resource services pursuant to the conditions stated in the July 15 filing.

           Sale of Excess Power

           In its July 15 filing, MPS stated that until March 1, 2000 it will retain rights to the output of both its Tinker hydro facility and its Wyman 4 entitlement; the entire Wyman 4 entitlement is excess to MPS's needs, and the hydro production is excess at certain times during the year. MPS indicated that the individual most experienced


(12) MPS is required to submit the actual contract to the Commission for approval under 35-A M.R.S.A. s. 707.

(13) Consistent with our earlier discussion, we require MPS to allocate overheads associated with the specific employees, rather than using a Company-wide average.

Order                              -14-                    Docket No. 98-138

in making wholesale sales of excess power, Ed Howard, will be transferred to EA immediately upon its creation. MPS proposes to have Mr. Howard continue to perform this function through February 29, 2000 while he is employed at EA. MPS indicated that although off-system wholesale sales have produced substantial revenues to the benefit of MPS's customers in the past, such direct benefits of these sales can no longer occur because, according to MPS, these off-system sales are non-core activities under Chapter 820(2)(C). As such, MPS claims that they must be performed by an unregulated affiliate and should not be considered a service performed for, or on behalf of MPS, but solely for EA's own account. Under this theory, the arrangement would not involve shared employees as defined in the proposed rule. MPS states that if it is incorrect and its proposal does amount to a "sharing of employees" as defined in the proposed rule, MPS asks for an exemption to allow for the arrangement.

           In support of its request for an exemption, MPS states that there is a public benefit in imputing the revenues from such sales to MPS for financial reporting purposes even though they are below the line for ratemaking purposes, because such revenues will improve the Company's financial indicators. In addressing potential anti-competitive effects, MPS acknowledges that EA might conceivably have access to information that MPS has obtained by virtue as its status as a utility. To address the possible anti-competitive effects, MPS proposes the following restrictions:

         - all information provided to EA by MPS will be related to and used by EA solely for the purpose of marketing excess Wyman 4 and hydro production through February 29, 2000;

         - within 30 days of its formation, and every six months thereafter, MPS will inform the Commission of all information it has provided to EA pursuant to EA's performance of these excess power sales;

         - by March 31, 2000, EA shall provide written notice to all NEPOOL participants that they have the right, at their own cost, to obtain copies of all information previously provided to EA by MPS that MPS obtained solely as a result of its status as a provider of regulated service; and,

         - EA will limit the disclosure of any information received from MPS only to Mr. Howard and the EA employees directly involved in the marketing of MPS's surplus power. These employees shall not disclose this information to any other EA employees.

         Regarding cost allocation, MPS states that, if this non-core activity is conducted only through EA, then under Chapter



Order                              -15-                    Docket No. 98-138

820 there is no need for cost allocation. However, if the interpretation is incorrect, then under 820, section 4(E), EA services will be billed to MPS at market price.

         We disagree with MPS's underlying premise that the off-system sales of excess power from the Tinker facility and its Wyman entitlement is a non-core activity under Chapter 820 and therefore must be conducted through a separate unregulated affiliate. The sale of excess power from facilities that MPS owns to satisfy its obligations as a regulated utility is clearly not the type of activity contemplated by Chapter 820 as non-core. Although the wholesale sale is off-system and thus outside the Company's service territory, it is so integrally related to its core activity that it cannot reasonably be separated for such purposes. Utilities are under an obligation to provide electricity to retail customers through use of the lowest cost combination of resources. Satisfying this obligation often involves purchasing and selling energy from outside the utilities' service territory, in conjunction with providing energy from utility-owned units. Viewed from this light, off-system sales of energy from utility-owned units are simply a component of the utility's core activity of providing least cost energy to its customers. (14) Additionally, MPS's ratepayers have traditionally borne the risk of cost recovery from the Company's generating facilities and contracts and will continue to do so through future stranded cost recovery. Therefore, the benefit of any sale of excess power must accrue to the ratepayers by accounting for these revenues above the line. We note that until retail access occurs and utilities are out of the generation services business, gray areas will exist regarding the nature of wholesale sales of electricity as core or non-core. To the extent a situation falls within the gray area, MPS should seek clarification from us. (15)

         Having found that the described activity is not a non-core activity, we address whether the arrangement should be allowed. Consistent with our decision in the Central Maine Power Company's request to form a marketing affiliate, Order, Docket No. 97-930 (July


(14) This situation is distinguished from that in which EA buys power from the wholesale market and resells it outside MPS's service territory. Such an action would be a non-core activity.

(15) During the hearing in this matter, MPS announced that it recently entered a wholesale contract to provide power to Houlton Water Company and that it anticipates transferring the contract to EA. Because of the historical relationship of Houlton as an all requirements wholesale customer of MPS and because retail ratepayers have, at least to some degree, been at risk for lost wholesale revenue, such a transfer may not be appropriate. We will address this issue when MPS files for approval to transfer the contract.


Order                              -16-                    Docket No. 98-138

6, 1998), we will allow MPS to contract with its marketing affiliate to provide for the resale of power services. (16) To address the potential for anti-competitive impacts of the arrangement, we adopt MPS's proposed restrictions, as supplemented below. MPS proposes that EA provide notice to all NEPOOL participants that they have the right, at their own cost, to obtain copies of all information previously provided to EA. Because MPS is not in the NEPOOL control area, we require MPS to also offer to provide the information to all other competitive providers of electricity that it can identify that may do business in its area. MPS must make a reasonable effort to identify all potential providers, and offer the information to all providers licensed by the Commission. MPS will be under a continuing obligation to make the information available to new providers as they become licensed by the Commission. The obligation will continue until the Commission finds that the information has become stale and thus useless. Regarding the costs that a provider must pay to obtain the information, MPS or EA shall charge providers only the same costs that EA is charged for the same information. If providers are charged, the compensation should be paid to MPS and accounted for above the line.

         Finally, because EA will be providing this service to MPS, MPS will be required to file for approval of the transaction pursuant to 35-A M.R.S.A. s. 707; the filing should include a description of how the market price of the services is determined. In the event the costs to MPS of purchasing the services from EA is greater than the costs that would have occurred if Mr. Howard services were retained in-house and MPS sold the excess power itself, the difference in cost shall be borne by shareholders. MPS is under a continuing obligation to demonstrate that such cost differences are not paid by ratepayers.

         Use of the MPS Name

         In its original filing in this case, MPS proposed that EA be allowed to promote its affiliation with MPS. Such an action by EA would be prohibited under subsection (J) of the proposed rule. MPS did not address this matter in its July 15 filing, but during the hearing stated that subsection (J) would not apply because it only restricts the utility in engaging in joint advertising or marketing, not the affiliate.

         We disagree with MPS. Subsection (J) of the proposed rule defines joint advertising or marketing programs to include the use of the same or substantially similar name that would require payment for goodwill under Chapter 820. MPS recognizes that the ability of EA to advertise its affiliation requires a payment for goodwill under


(16) In the event that retail access in Northern Maine is delayed, the Commission and the Company will need to generally re-evaluate
MPS's arrangement with EA.

Order                              -17-                    Docket No. 98-138

Chapter 820, in that MPS proposed such a payment. Because the use of the MPS name as contemplated in its filing is prohibited by the proposed rule, we will not allow EA to do so pending the final adoption of the rule. Because of this finding, we need not address whether MPS's proposal for payment for goodwill is consistent with Chapter 820's policies.

      D. Section 707 Affiliated Interest Transactions

         As stated above, MPS seeks section 707 approval for four affiliated interest transactions. Consistent with our prior discussion and subject to the applicable conditions and restrictions stated above, we approve the following transactions:

           -  MPS making or guaranteeing loans to EA;

           -  LLC operating agreement;

           -  Management services agreement.

Also consistent with our prior discussion, we deny approval of the intangible asset agreement.


      Accordingly, we

                              O R D E R

      1. That the reorganization to create a wholly-owned energy marketing affiliated is hereby approved pursuant to 35-A M.R.S.A.
s. 708, subject to the conditions and restrictions described in the body of this Order.

      2. That a capital contribution not to exceed $2 million is hereby approved pursuant to 35-A M.R.S.A. s. 708, subject to the conditions and restrictions described in the body of this Order.

      3. That a waiver of further reorganization approvals is hereby granted pursuant to 35-A M.R.S.A. s. 708(2)(A) as described in the body of this Order.

      4.   That loans or loan guarantees not to exceed $2 million
(inclusive of capital contributions) are hereby approved pursuant to 35-A M.R.S.A. s. 707 subject to the conditions and restrictions described in the body of this Order.

      5. That the LLC operating agreement is hereby approved pursuant to 35-A M.R.S.A. s. 707 subject to the conditions and restrictions described in the body of this Order.




Order                              -18-                    Docket No. 98-138

      6. That the management service agreement is hereby approved pursuant to 35-A M.R.S.A. s. 707 subject to the conditions and restrictions described in the body of this Order.

      7. That the petition for approval of the agreement with respect to certain intangible assets is hereby denied.

          Dated at Augusta, Maine this 2nd day of September, 1998.

                                   BY ORDER OF THE COMMISSION



                                   /s/ Dennis L. Keschl
                                   Dennis L. Keschl
                                   Administrative Director



COMMISSIONERS VOTING FOR:          Welch
                                   Nugent
































Order                              -19-                    Docket No. 98-138

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





















                                                                 Exhibit 99(s)

STATE OF MAINE                          Docket No. 98-865
PUBLIC UTILITIES COMMISSION
                                        December 15, 1998
MAINE PUBLIC SERVICE COMPANY            ORDER GRANTING MOTION TO
Annual Increase Under Rate              EXTEND RSP DEADLINE FOR
Stabilization Plan                      ANNUAL INCREASE


WELCH, Chairman; NUGENT and DIAMOND, Commissioners

     In this Order we grant Maine Public Service Company"s Motion to permit its annual price change to take effect on April 1, 1999 rather than February 1, 1999. We also, at this time, modify our Order in Docket No. 95-052 and extend the term of the Company's Rate Stability Plan by one additional month.

     On November 13, 1998, Maine Public Service Company (MPS or the Company) submitted its annual price change filing pursuant to the Company's Rate Stability Plan ("RSP") approved by the Commission in Maine Public Service Company, Proposed Increase in Rates, Docket No. 95-052, Order Approving Stipulation (Rate Case/Rate Plan)(Me. PUC, November 30, 1995). As part of its November 13th rate plan submission, the Company filed a motion to amend the Commission's original order in Docket No. 95-052 to permit this year's Rate Stability Plan increase to become effective on April 1, 1999 rather than on February 1, 1999. The extension will allow the Commission to decide the Company's proposed generation asset sale case, Docket No. 98-584, prior to the implementation of this year's annual Rate Stabilization Plan rate change. According to the Company, a favorable decision in the asset sale case would allow the Company to delay at least part of this year's authorized rate increase.

     The Company's extension request is made subject to the condition that the Company be permitted to collect in rates the full amount to which it would have been entitled had the rate increase been effective February 1, 1999 if the proposed sale of its generation assets is not approved in Docket No. 98-584. The Company also requests in its motion that the term of the Rate Stability Plan be extended by one additional month, or until February 29, 2000, to coincide with the scheduled start of retail competition for generation services in Maine. The Company's motion is unopposed by the Public Advocate, the only other party in this matter.









Order Granting . . .               -2-            Docket No. 98-865


     We find that the Company's requests are consistent with the interests of the Company's ratepayers and also provide certain administrative benefits. The Company's motion is, therefore, granted. Our approval in no way constitutes an approval of the rate increase claimed due by the Company or a determination of the amount of the increase to go in effect on April 1, 1999. These matters will be addressed in our final order in this docket, which will now be issued in March, 1999.

     Accordingly, we

                              O R D E R

1. That the effective date of the annual rate change under the Company's Rate Stabilization Plan, approved by the Commission in
Docket No. 95-052, is extended from February 1, 1999 to April 1,
1999.

2. The expiration date of the Company's Rate Stabilization Plan is extended by one month from January 30, 2000 to February 29, 2000.

Dated at Augusta, Maine this 15th day of December, 1998.

BY ORDER OF THE COMMISSION



/s/ Dennis L. Keschl
Dennis L. Keschl
Administrative Director



COMMISSIONERS VOTING FOR:     Nugent
                              Diamond

COMMISSIONER ABSENT:          Welch














Order Granting . . .               -3-                 Docket No. 98-865

              NOTICE OF RIGHTS TO REVIEW OR APPEAL

     5 M.R.S.A. s. 9061 requires the Public Utilities Commission to give each party to an adjudicatory proceeding written notice of the party's rights to review or appeal of its decision made at the conclusion of the adjudicatory proceeding. The methods of review or appeal of PUC decisions at the conclusion of an adjudicatory proceeding are as follows:

     1. Reconsideration of the Commission's Order may be requested under Section 1004 of the Commission's Rules of Practice and Procedure (65-407 C.M.R.110) within 20 days of the date of the Order by filing a petition with the Commis-sion stating the grounds upon which reconsideration is sought.

     2. Appeal of a final decision of the Commission may be taken to the Law Court by filing, within 30 days of the date of the Order, a Notice of Appeal with the Administrative Director of the Commission, pursuant to 35-A M.R.S.A. s. 1320
     (1)-(4) and the Maine Rules of Civil Procedure, Rule 73 et seq.

     3. Additional court review of constitutional issues or issues involving the justness or reasonableness of rates may be had by the filing of an appeal with the Law Court, pursu-ant to 35-A M.R.S.A. s. 1320 (5).

Note:The attachment of this Notice to a document does not indicate the Commission's view that the particular document may be subject to review or appeal. Similarly, the failure of the Commission to attach a copy of this Notice to a document does not indicate the Commission's view that the document is not subject to review or appeal.



















                                                            Exhibit 99(t)
Maine Public Utilities Commission
Study of Northern Maine Connections
to the New England Grid
Docket No. 97-586





                         Competition and Market Power in
                       the Northern Maine Electricity Market






Prepared for the
Maine Public Utilities Commission

Prepared by
Tim Woolf and Bruce Biewald,
Synapse Energy Economics, and
Duncan Glover,
Exponent Failure Analysis

November 24, 1998
























Synapse Energy Economics, 22 Crescent Street, Cambridge MA, 02138, (617)
661-3248

                         Table Of Contents

1.   Introduction and Summary                                              1

2.   Competition in Northern Maine Under Current Conditions                8
     2.1  Generation Capacity in Northern Maine -- Prior to the MPS
          Divestiture                                                      8
     2.2  Results to Date of the MPS Generation Asset Divestiture          9
     2.3  Transmission Capabilities in Northern Maine                      10
     2.4  Quantitative Indicators of Market Concentration in Northern Maine13
     2.5  Limitations to the Herfindahl-Hirschman Index                    16
     2.6  The Importance of Accessing a Competitive Wholesale Electricity
          Market                                                           17
     2.7  Options Available to Reduce Market Power in Northern Maine       18

3.   Increase the Amount of Competition Within Northern Maine              19

4.   Increase the Amount of Competitive Generation Available From
     New Brunswick                                                         22

5.   Increase the Amount of Competitive Generation Available From Quebec   25
     5.1  Access Hydro-Quebec Through New Brunswick Power                  25
     5.2  Build a New Transmission Line From Hydro Quebec to Northern Maine27

6.   Increase the Amount of Competitive Generation Available From
     New England                                                           30
     6.1  Access New England Through New Brunswick Power                   30
     6.2  Improve the South-to-North Flow on the MEPCO Transmission Line   31
     6.3  Build a New Transmission Line from NEPOOL to Northern Maine 33
     6.4  Encourage the Northern Maine Distribution Companies to Participate
          in the ISO-NE Market                                             37

7.   Conclusions and Recommendations                                       40
     7.1  Synthesis of Our Analysis                                        40
     7.2  Recommendations                                                  43
     7.3  The Costs and Benefits of Addressing Market Power in Northern
          Maine                                                            44

8.   References                                                            46

Appendix A.  Map of Northern Maine and Regional Interconnections           A-1

Appendix B.  Herfindahl-Hirschman Index Calculations                       B-1

Appendix C.  Transmission Cost Estimates                                   C-1










                              Acknowledgements

The authors would like to thank the following people who provided invaluable information during the course of our research, as well as useful insights and comments on drafts of this report:

Mitch Tannenbaum, Maine Public Utilities Commission
Denis Bergeron, Maine Public Utilities Commission
Faith Huntington, Maine Public Utilities Commission
Marjorie Force, Maine Public Utilities Commission
Francis Ackerman, Maine Office of the Attorney General

Steve Johnson, Maine Public Service Company
Bill St. Cyr, Maine Public Service Company
Frederick Bustard, Maine Public Service Company
Steve Garwood, Central Maine Power Company
Jeff Jones, Bangor Hydro Electric
Darrell Bishop, New Brunswick Power
Arden Trenholm, New Brunswick Power
Catherine Bert, Hydro Quebec
John Miller, TransEnergy US
Gordon Weil, Weil and Howe Inc.
David Thorn, Weil and Howe Inc.
Jim Sinclair, ISO-New England

The findings, conclusions, recommendations and errors in this report are the sole responsibility of the authors.


                                   Disclaimer

The analyses, conclusions and recommendations in this report are those of the authors, and not of the Maine Public Utilities Commission or Commission Staff.






















1.   Introduction and Summary

Background

The Maine Legislature recently signed into law a restructuring statute designed to promote effective retail competition in the state's electricity generation market. 1 The Legislature has also directed the Department of the Attorney General (Department) and the Public Utilities Commission (Commission) to conduct jointly a study of market power issues that may arise as a consequence of the restructuring law. 2 The Commission and the Department released an interim market power report in February 1998.

In addition, the Legislature directed the Commission to investigate how best to ensure that customers in portions of Maine that are isolated from the rest of New England can take advantage of retail competition. 3 The utilities in northern Maine are not connected to other Maine utilities, and are not members of the New England Power Pool (NEPOOL), and therefore face greater obstacles to developing a sufficiently competitive electricity generation market. The Commission issued a notice of inquiry (NOI) on this topic in January 1998 (Docket 97-586).

The purpose of this report is to inform the Legislature about the potential for establishing an effectively competitive electricity generation market in northern Maine. The results of this report will also be used as input to the market power report prepared by the Commission and the Department and submitted to the Legislature under separate cover.

The "market power" that we address in this report refers to the ability of a firm or group of competing firms to profitably raise prices above competitive levels for a sustained period of time. If one or more firms in the northern Maine electricity market possess too much market power, then electricity customers may not be able to enjoy many of the benefits of retail competition.

There are a number of factors that indicate that market power could be a significant problem in northern Maine, including:

     - There is a small number of power plants located within northern Maine, and only three companies own them, or have entitlements to them.

     - The divestiture of the Maine Public Service Company (MPS) generation assets to WPS Power Development, as proposed, will not increase the number of generation owners in northern Maine. However, one or more additional companies might access the market by acquiring power from the Wheelabrator-Sherman facility.



1. P.L. 1997 ch.316, much of which is codified at 35-A M.M.S.A. sections 3201-3217.
2.  P.L. 1997 ch.447 Part B.

3.  35-A M.M.S.A. section 3206.

Competition and Market Power in the Northern Maine Electricity Market   Page 1

     - The region is not interconnected with any neighboring utilities except for New Brunswick Power Company (NBP). This might limit the number of competitive generation companies that can serve northern Maine.

     - NBP has the ability to exploit its dominant role with regard to transmission in the region. NBP is not currently regulated and has the flexibility to unilaterally increase or decrease its transmission rates.

     - NBP's current transmission tariffs require that generation companies seeking to wheel power through NBP to northern Maine must pay higher transmission prices than those paid by NBP.

     - NBP's transmission pricing flexibility has a chilling effect on transmission options in the region. Increasing the transmission price would further limit the ability of new generation companies to reach northern Maine. Reducing the price would reduce the economic benefits to a third party of building a new transmission line to northern Maine.

     - Hydro-Quebec (HQ) is currently not willing to sell power into the northern Maine market, because NBP's transmission tariff is not comparable with its own. However, Hydro-Quebec is able to sell power at its border with NBP; a generation company could then sell this power into northern Maine by transmitting it across NBP's system.

     - Generation companies located in New England will have to overcome transmission stability constraints that limit the amount of firm power that can be transmitted from the south to the north on the Maine Electric Power Company (MEPCO) transmission line.

     - Generation companies in New England might be reluctant to sell power into the northern Maine market, due to the high NBP wheel-through tariff and the MEPCO transmission constraints.

     - Electricity customers in northern Maine currently do not have access to a competitive wholesale electricity market, denying them of the benefits of an Independent System Operator (ISO) and a competitive spot market.

However, the conditions in the region are changing in some ways that might help to mitigate or eliminate some market power concerns. For example:
     - A working group of the northern Maine transmission and distribution (T&D) utilities has been formed with the purpose of studying the various options for establishing a competitive electricity market in northern Maine, including the option of creating a Bulk Power System Administrator
       (BPSA).

     - NBP has offered to take a number of steps to promote greater competition in the region, including (a) providing a Tie Line Interruption Service that can provide back-up power to mitigate the south-to-north constraint on the MEPCO line, (b) providing fixed terms and conditions for its transmission tariff, including a price cap, (c) unbundling its operations and providing services under a code of conduct, (d) working with the government of New Brunswick to establish a

Competition and Market Power in the Northern Maine Electricity Market   Page 2
       process to regulate New Brunswick Power's transmission services, (e) working with the Commission to develop regulations and contractual arrangements that would lead to market conditions satisfactory to the Commission, and (f) supporting the efforts of the Northern Maine Working Group in developing a BPSA for the region.

     - TransEnergie US, a subsidiary of Hydro-Quebec, is investigating the option of constructing a transmission line that would connect HQ with MPS.

     - Bangor Hydro Electric Company (BHE) has developed plans and obtained permits for a new transmission line connecting it to NBP, creating an alternative to the MEPCO line for delivering power from New England to NBP.

     - The new transmission line between BHE and NBP might help mitigate the south-to-north constraint on the MEPCO line. A transmission tap into the MEPCO line by the Bowater paper company might also help mitigate the south-to-north constraint on the MEPCO line.

     - Private developers are currently planning two new gas-fired power plants in New Brunswick, creating opportunities for sales of power to US markets.

     - The New Brunswick government is currently undertaking a legislative review of restructuring and regulation of the electric power industry in New Brunswick.

Framework of Our Analysis

Our analysis begins with an overview of the generation and transmission conditions in northern Maine. We then assess the amount of market concentration in the northern Maine region, with the use of the Herfindahl-Hirschman Index
(HHI). The HHIs indicate that there is currently a high degree of market concentration in northern Maine, and that adverse market power effects are likely. Most of the market concentration is due to NBP's influence over transmission in the region.

We then identify a set of strategies that could be used to mitigate the market power concerns in northern Maine. We note that accessing a competitive wholesale electricity market -- including a competitive spot market, an ISO, and open-access, non-discriminatory transmission services -- is necessary to eliminate market power concerns in northern Maine.

Table 1.1 describes the framework we used to assess strategies to mitigate market power. We evaluate the following four general strategies that could provide opportunities for reducing the market power concerns in northern Maine:

1. Increase the amount of competition within northern Maine.
2. Increase the amount of competitive generation available from New Brunswick.
3. Increase the amount of competitive generation available from Quebec.
4. Increase the amount of competitive generation available from New England.

Competition and Market Power in the Northern Maine Electricity Market   Page 3

Table 1.1  Framework For Assessing Options to Mitigate Market Power in Northern
           Maine
Source of        Northern    New              Hydro               New
Competitive       Maine    Brunswick          Quebec             England
Generation
Transmission                                      New Line            New Line
Access to Reach    None      NBP         NBP      from HQ     NBP     from MEPCO
Northern Maine    needed     Line        Line     to MPS      Line    to MPS

Potential for
Competitive         Very
Wholesale Market  Limited   Unlikely     Unlikely  Unlikely    Likely  Likely

Likely Number                 Five        Six          Six
of Competitors      Four     or more      or more     or more     Many     Many

Herfindahl
Index for                                                        1460-    1526-
Northern Maine    2397-2933    1727        1727        2157      1727     2157

Transmission
Cost to Reach                 24           34        32-48       34      22-35
Northern Maine      None   $/kW-year  $/kW-year   $/kW-year  $/kW-year $/kW-year

Actions Necessary                                              3, 6      6, 7
to Mitigate Market  1       2 and 3     3 and 4    4 and 5     and 8     and 8

Actions necessary to mitigate market power:
1. Increase the number of generators located within northern Maine.
2. Make the wholesale market in New Brunswick more competitive.
3. Convince NBP to provide open-access, non-discriminatory firm transmission capacity.
4. Make the wholesale market in Quebec more competitive.
5. Build a new transmission line between Hydro-Quebec and MPS.
6. Resolve the south-to-north constraint on the MEPCO transmission line.
7. Build a new transmission line between MPS and MEPCO.
8. Encourage distribution companies in northern Maine to participate in the ISO-NE market.

It should be noted that our analysis focuses on market power in generation services in general. We do not look at the distinction between energy, short-term capacity or long-term capacity. Furthermore, we do not address the market power problems that can arise in the market for ancillary services. Problems associated with ancillary services can be significant, especially given that NBP and MPS are in the position of providing most, if not all, of the ancillary services in the region. Finally, this study does not address how market power problems might be exacerbated by the renewable portfolio standard that is required by the Maine restructuring legislation.
Conclusions
Under current conditions the electricity market in northern Maine is likely to be subject to market power problems. While some of the market power issues can be mitigated by the strategies and options discussed in the study, the greatest cause of market power concern
Competition and Market Power in the Northern Maine Electricity Market   Page 4


-- New Brunswick Power -- poses a significant challenge. NBP has the ability to exploit its role as the only provider of transmission into northern Maine, thereby limiting the amount of competitive generation suppliers that can reach the area. Not only does it have control over all of the existing transmission into northern Maine, it could also play an influential role in assisting or hindering many of the solutions that we have considered in this study.

NBP's recent offers to promote greater competition in the region are an important step in the right direction. However, there are additional steps that NBP can make to assure regulators and generation companies that it is willing to provide open access, non-discriminatory transmission services into northern Maine. In particular:

     - NBP should follow-through with its offer to contractually agree to fixed terms and conditions of its transmission tariff, and should offer the same terms and conditions to all generation companies purchasing transmission services.
     - NBP should follow-through with its offer to cap its transmission rates until a regulatory body is established in New Brunswick with jurisdiction over transmission tariffs.
     - NBP should demonstrate that its transmission tariffs are comparable with the Federal Energy Regulatory Commission's (FERC) pro-forma transmission tariff.
     - NBP should demonstrate that the terms and conditions of the transmission services that it provides to others are comparable to the terms and conditions of the transmission services that it takes for itself.

There are three broad conditions that will help ensure a fully competitive retail electricity market in northern Maine. First, the region must be provided with open access, non-discriminatory transmission services -- including transmission services for imported power. Such import transmission services could either be provided through NBP or through a new transmission line to the rest of New England. Second, the northern Maine region must have access to a fully competitive wholesale electricity market. We believe that the most likely way to achieve this in the near term is by participating in the ISO-NE market. Third, there must be a sufficient number of generation companies willing and able to serve the northern Maine electricity market. If the first two conditions are met, then it is likely that the third condition will be met as well.

Recommendations

Given the potential for market power problems in northern Maine, we recommend that the Commission address the issue from a number of angles. The two overarching goals of the Commission should be: (1) to encourage the distribution companies within northern Maine to obtain access to a fully competitive wholesale electricity market, and (2) to promote open access, non-discriminatory transmission services for power imported into the northern Maine system. To help achieve these goals, we recommend the Commission pursue the following specific actions:


Competition and Market Power in the Northern Maine Electricity Market   Page 5

1. Conduct further research. There are a number of areas where further research will shed light on some important issues raised in our study. For example, the Commission should:
     - Require the Northern Maine Working Group on Settlement to conduct a thorough review of the costs and benefits of participating in the ISO-NE market. The review should account for the benefits of reducing market power concerns in northern Maine. The study should also include an analysis of the advantages and disadvantages of participating in ISO-NE versus developing and implementing the BPSA. 4
     - Review TransEnergie's study of constructing a transmission line from Hydro-Quebec to MPS. An initial draft of the study is due to be completed soon.
     - Investigate a new transmission line between New England and MPS. The Commission should begin discussions with MPS, CMP, BHE, and MEPCO to investigate the advantages and disadvantages of constructing such a line, as well as who would act as project developer for the line.

2. Encourage NBP to provide truly non-discriminatory, open-access transmission service. The four steps necessary for NBP to demonstrate that such transmission service will be provided in the near term are: (a) NBP should contractually agree to fixed terms and conditions of its transmission tariff for all generation companies; (b) NBP should cap its transmission rates; (c) NBP should demonstrate that its transmission tariffs are comparable with FERC's pro-forma transmission tariff; and (d) NBP should demonstrate that the terms and conditions of the transmission services that it provides to others are comparable to the terms and conditions of the transmission services that it takes for itself.

3. Oversee the development of the BPSA in northern Maine. The first order of business should be to determine whether the services offered by the BPSA would be better provided by participating in the ISO-NE market instead. If the BPSA turns out to be the best or most practical approach, the Commission should ensure that it is governed and operated in a way that (a) is independent of the T&D utilities and NBP, (b) mitigates the market power concerns in the region, and (c) includes market power monitoring and prevention measures similar to those adopted by ISO-NE.

4. Encourage the distribution companies in northern Maine to participate in the ISO-NE market, if further research indicates that participation is feasible and the benefits are likely to exceeds the costs.

5. Work with NBP to follow-up on its offers to establish regulations and contractual arrangements that would lead to market conditions satisfactory to the Commission.

6. Participate in the New Brunswick government's legislative review process regarding the restructuring and associated regulation of the electricity market in New
______________________________________________
4. The northern Maine Working Group on Settlement has recently discussed the option of participating in ISO-NE, and has begun corresponding with the ISO-NE to inquire about the implications of participation. (MPS 10/21/1998).

Competition and Market Power in the Northern Maine Electricity Market   Page 6


Brunswick. The Commission can play an important role in informing the New Brunswick government about the conditions necessary to make the New Brunswick market sufficiently competitive to support the northern Maine electricity market.
















































Competition and Market Power in the Northern Maine Electricity Market   Page 7

2.   Competition in Northern Maine Under Current Conditions

2.1  Generation Capacity in Northern Maine -- Prior to the MPS Divestiture
In 1997 the peak demand in northern Maine was roughly 123 MW -- which is approximately seven percent of the total demand in Maine, and less than one percent of the demand in all of New England. Table 2.1 provides a summary of the 1997 coincident peak demands of the northern Maine utilities.

The native load on the MPS system represents roughly 80 percent of total demand in northern Maine. The other customers are served by two municipal utilities:
Houlton Water Company (HWC) and Van Buren Power and Light (VBPL), and one electric cooperative: Eastern Maine Electric Coop (EMEC). Eastern Maine Electric Coop serves a load of approximately 31 MW that is not connected to the MPS system. This separate EMEC load is served through power delivered by NBP. It is not included in Table 2.1. 5

Table 2.1  Coincident Peak Demand of Northern Maine Utilities in 1997.
Utility              Source of Generation    Peak Demand (MW)  Percent of Total
MPS                    owns power plants             99.7           81%
Houlton Water Co.         purchases                  17.3           14%
Van Buren Light & Power   purchases                   3.0            2%
Eastern ME Coop           purchases                   2.5            2%
Total                       ----                    122.5          100%

Taken from MPS response to PUC Notice of Inquiry, Docket No. 97-586.

Table 2.2 provides a summary of the power plants located in northern Maine. The Tinker hydro generating station is currently owned by the Maine and New Brunswick Electric Power Limited (M&NB) -- a wholly owned subsidiary of MPS.
MPS is entitled to Tinker's energy and capacity, through a power contract with M&NB. 6 MPS is also entitled to the 18.1 MW of capacity of the Wheelabrator -Sherman wood-fired cogeneration facility, through a qualifying facility contract.

In addition, MPS owns two small hydro facilities and some small diesel units. These units generate only a very small portion of MPS's electricity sales.

MPS also owns shares in the Wyman plant (21 MW) and the Maine Yankee plant (43
MW). Both of these plants are located outside of the northern Maine region. The Maine Yankee plant has been permanently closed, and is therefore not available to provide generation to northern Maine. The MPS shares in the Wyman plant are not considered as
______________________________________________
5. While this study does not investigate the unique concerns of the separate EMEC load, we assume that this load will be subject to at least the same market power concerns that are experienced by the other utilities in northern Maine. Therefore, when we refer to the northern Maine region in this study, we include the separate load served by EMEC. Some of the solutions for mitigating market power problems in northern Maine might not be successful in mitigating the problems within the separate EMEC load.
6. MPS is required to use a portion of the Tinker output to serve the town of Perth Andover.

Competition and Market Power in the Northern Maine Electricity Market   Page 8

capacity available to the northern Maine market, because of limitations in transmission capacity. (See Section 2.3.)

The other two sources of generation in northern Maine are wood-fired power plants owned by the Aroostook Valley Electric Coop (AVEC) and Alternative Energy Inc. (AEI). As indicated in Table 2.2, these two companies own roughly 25 percent of the capacity in northern Maine, while MPS owns or is entitled to the remaining 50 percent.

Table 2.2  Generation Capacity Located in Northern Maine.
Owner                          Fuel Type   Capacity (MW)    Percentage of Total
MPS--Wheelabrator                Wood          18.1                13%
MPS--ME & NB Elec. Power      Hydro-Tinker     33.5                25%
MPS                           Hydro-Other       2.3                 2%
MPS                             Diesels        12.3                 9%
Aroostook Valley Elec. Coop.     Wood          32.0                24%
Alternative Energy Inc.          Wood          37.0                27%
Total Generation                 ----         135.2               100%
Source: MPS response to data request 1-AGO-3, Docket No. 97-877, and Econosult 1998. The Tinker facility is located in Canada, just across the Maine border, but its generation is available to customers in northern Maine.

In addition to the resources described above, MPS has signed short-term contracts (1998-2000) with AEI and NB Power to purchase capacity and energy to replace that which was lost due to the Maine Yankee shutdown. The contract with AEI is for 37 MW and 260 GWh. The contract with NB Power is for 15 MW of capacity and the necessary dispatchable energy to meet MPS's remaining requirements (Bustard 1998).

2.2  Results to Date of the MPS Generation Asset Divestiture

In late 1997 MPS solicited bids for purchases of all of its generation assets, in response to the Maine restructuring legislation's mandate to divest all generation by March 2000. MPS received bids in January 1998, and selected the winning bidder in August 1998. MPS's petition for authorization for the sale of its generation assets is now being considered by the Commission in Docket No. 98-584.

MPS has announced that the winning bidder is WPS Power Development, Inc of Green Bay, Wisconsin. WPS has offered to buy all of MPS's generation assets, including all of MNBEP, which owns and operates the Tinker hydro facility. 7 The proposed sale to WPS includes a Buy-Back Agreement, whereby MPS will have the rights to all capacity, energy and ancillary services of the hydro and diesel units, including the Tinker facility. The Buy-Back Agreement will be in effect through February 2000.

MPS did not sell its entitlements in the Wheelabrator-Sherman facility. Instead, MPS plans to sell the output from this facility on a short-term basis at periodic auctions.
______________________________________
7. The legislation does not require MPS to divest the Tinker facility because it is located outside the US.

Competition and Market Power in the Northern Maine Electricity Market   Page 9

In sum, the MPS divestiture may result in a modest increase in the number of generation companies located in northern Maine. AVEC and AEI will continue to each own 24 and 27 percent of the generation in the region, respectively. WPS will own approximately 36 percent, and whoever purchases the Wheelabrator -Sherman entitlements will hold the remaining 13 percent. If either AVEC, AEI or WPS purchases the Wheelabrator-Sherman entitlements, then their shares of capacity will increase accordingly.

2.3  Transmission Capabilities in Northern Maine
In theory, utilities in northern Maine have access to two broad external electricity markets: Canada to the north and New England to the south. However, in practice access to these markets are severely constrained by transmission ties and institutional practices.

A map of northern Maine and regional transmission interconnections is provided in Appendix A. Unlike other regions of Maine, the northern Maine utilities are isolated from the New England transmission system. MPS's only external transmission links are through New Brunswick Power. Hence all purchases and sales with the New England market to the south must go through NBP, and be transmitted through the MEPCO transmission line between NBP and BHE. 8 Similarly, all purchases and sales with the Canadian markets to the north must be made through NBP.

Transmission Access Through New Brunswick Power
The transmission capacity between MPS and NBP is 200 MW. 9 The flows of power between MPS and NBP are limited by transmission line conductors and tie line transformer ratings (NBP 3/1998). For planning purposes, MPS assumes that the inter-ties are able to carry 90 MW of power on a firm basis (Bustard, Louridas, Brown 1998). However, one of the four transmission lines between the two companies was only out of service between two and four days over the last two years, indicating that MPS frequently has access to more than 90 MW of transmission capacity with NBP (Econosult 1998). Either way, the transmission capacity between NBP and MPS is quite large relative to the 123 MW peak demand in northern Maine in 1997.

However, from an economic perspective the ability to purchase power through the NBP interconnection is limited by NBP's transmission policies and rates. As of January 1998, NBP has offered what it calls an open access transmission tariff. The tariff only offers "wheel-out" and "wheel-through" point-to-point transmission service. Generating companies are not offered transmission services that terminate within NBP's service territory. The wheel-through rate is roughly 34 $/kW-year and the wheel-out rate is approximately 24 $/kW-year. 10 NBP takes transmission services at its wheel-out rate, which provides it with an economic advantage over generation companies outside of New Brunswick seeking to transmit power into MPS's service territory. Within northern

________________________________
8. The Maine Electric Power Company is jointly owned by MPS, BHE and CMP, and was established primarily to build and operate the MEPCO transmission line.
9. There are four transmission lines connecting northern Maine with NBP: two 69kv lines and two 138 kv lines (NBP 3/1998).
10.  Here we assume an exchange rate of 0.65 US$/C$.

Competition and Market Power in the Northern Maine Electricity Market   Page 10

Maine the cost of transmission is even lower, at an average price of roughly $20/kW-year (Bustard, Louridas, Brown 1998).

NBP has stated that its transmission prices will not be increased over time by more than the increase in the consumer price index (NBP 8/1998). However, NBP is not subject to any regulatory body overseeing its transmission pricing and practices, and it has not filed its transmission tariff at FERC. NBP notes that it believes that over time an independent regulatory body will be established to review and approve its transmission tariff and to set guidelines for a code of conduct (NBP 8/1998). However, for the foreseeable future it appears as though NBP has the flexibility to alter its transmission policies and prices without regulatory oversight or legal recourse. Consequently, generation companies in the region may be discouraged from depending upon NBP transmission services to sell generation services into northern Maine. (This issue is addressed in more detail in Section 5.)

NBP's transmission pricing flexibility could have a chilling effect on trans-mission options in the region. Increasing the NBP wheel-through transmission price would further limit the ability of new generation companies to reach northern Maine. Reducing the NBP transmission price would reduce the economic benefits to a third party of building a new transmission line to northern Maine.

In recent months New Brunswick Power has made a number of offers to mitigate concerns about its transmission pricing practices. The Company points out that the government of New Brunswick is currently conducting a legislative review process regarding the restructuring of the New Brunswick electricity industry. NBP expects that this process will result in some form of governmental regulation over NBP's transmission services, as well as legislative changes to facilitate development of independent power projects in New Brunswick. The Company expects that a Legislative Energy Committee will announce its policy direction for the future by Spring of 1999 (NBP 10/28/1998).

NBP has also offered to contractually agree to fixed terms and conditions for its transmission tariff, including a cap on the transmission price. These terms would apply to its transmission services into northern Maine, until a regulatory body is established in New Brunswick with jurisdiction over NBP's transmission tariff matters (NBP 10/28/1998).

NBP is also proceeding to arrange for the unbundling of its merchant activities from its transmission services, and is developing a code of conduct that would govern the operation of these two activities. NBP plans to achieve this unbundling prior to the introduction of retail competition in Maine in March 2000 (NBP 10/28/1998).

NBP power notes that it will consider filing its transmission tariff with FERC, after the tariff has been reviewed and approved by an appropriate New Brunswick regulatory agency (NBP 10/28/1998).

Transmission Access From NEPOOL Over the MEPCO Line
Electricity customers in northern Maine face an important barrier arising from constraints on the south-to-north flow on the MEPCO transmission line connecting NBP to NEPOOL. The MEPCO line is subject to stability constraints that require that the line
Competition and Market Power in the Northern Maine Electricity Market   Page 11


maintains a constant flow of power from New Brunswick to NEPOOL. 11 This north-to-south flow is required to ensure that in the event of the loss of the largest source of power in the Maritime Control Area (usually the Point Lepreau plant or the power from the Hydro Quebec transmission lines), there will not be unacceptable voltage and power flow levels over the MEPCO line and into Maine (NBP 3/1998). As explained by MPS:

     Because the two adjacent control areas of NEPOOL and the Maritime Pool are connected together by a single line (MEPCO), sudden events and disturbances in one area have significant impacts on the other. The event of a sudden loss of a large amount of generation in the Maritime control area will cause intolerable grid voltage situations in Maine, unless, in the pre-event period, power is flowing in the north-to-south direction (Bustard, Louridas, Brown 1998).

In other words, two events must occur in order for there to be voltage and power flow problems. First there must be a net south-to-north flow. Second, there must be an unplanned loss of a large power source in the Maritime Control Area. Since an unplanned loss of a power source cannot be prevented with certainty, the operators of the MEPCO line maintain a net flow of power in the north-to-south direction. NEPOOL rules require that the net flow south on the MEPCO line exceed the flow north by 200 MW (ME AG 9/1998).

In recent years power has been less expensive in New Brunswick than in New England, so there has almost always been a net north-to-south flow of power.
In fact, there is roughly 600 MW of firm capacity reserved on the MEPCO line for the purpose of transmitting power from the north to the south. Nevertheless, the south-to-north constraint remains in place as a precautionary measure to prevent this situation from reversing (NBP 10/7/1998).

As a result of the south-to-north stability constraints, the MEPCO line cannot be used to deliver any firm power from the south to the north. 12 This constraint on firm power currently limits the ability of competitive generators in New England to market their generation to customers in northern Maine. It is, however, possible to deliver non-firm power from south to north along the MEPCO line.

NBP and MPS have recently negotiated an agreement to address this south-to-north transmission constraint. NBP has created a Tie Line Interruption Service, whereby it will provide MPS with back-up power in the event that the non-firm energy purchase across the MEPCO line is interrupted. The NBP agreement with MPS provides for this service to be available to MPS for five years. NBP has stated that it is prepared to enter discussions with other entities to provide them with similar firm back-up service (NBP 8/1998). (This issue is addressed in more detail in Section 6.2)

_______________________________________
11. The line is capable of delivering up to 700 MW of firm power from north to south (Bustard, Louridas, Brown 1998).
12. HWC notes that "some small amount, perhaps 25 MW - 50 MW," of firm south-to- north capacity is available on the MEPCO line (HWC and VBPL 11/1998).

Competition and Market Power in the Northern Maine Electricity Market   Page 12

2.4  Quantitative Indicators of Market Concentration in Northern Maine

Market Power, Market Concentration and Oligopoly Pricing.
The market power that we address in this study refers to the ability of a firm or group of competing firms to profitably raise prices above competitive levels for a sustained period of time. According to economic theory, in a perfectly competitive market each competitor assumes that market prices are unaffected by its own actions, ignores the actions of its competitors, and produces as much of its product that is profitable at prevailing prices.

However, in practice very few firms or markets have the characteristics of perfect competition. Firms will often modify their pricing and output decisions in recognition of at least three factors. First, a firm's output level might affect the price that it can charge for its product. For example, a firm can withhold capacity in order to increase prices. Second, the availability and pricing of a product depends not only upon a firm's own actions, but also upon the interactions between its behavior and the behavior of other producers in the market. Third, a firm will not necessarily lose many customers as a result of moderate increases in prices (Joskow 1995). As firms modify their behavior because of these practical realities of the market, the prices for their products will deviate from competitive prices.

An oligopoly is a market structure in which a few firms dominate the supply of a product. Its occurrence is quite common. According to economic theory, oligopolistic markets can lead to prices that fall within the two extremes of a perfectly competitive market and an unregulated monopoly market. The pricing outcome will depend upon the unique factors of the particular market. At one extreme, oligopoly firms may act competitively resulting in competitive market prices. At the other extreme, oligopoly firms may develop strategies regarding the expected behavior of their competitors, or even collude with their competitors, resulting in prices more like those of an unregulated monopoly.

Thus it is very difficult to accurately predict which pricing strategies will occur in an oligopolistic market. However, it is important to recognize that oligopolistic markets have the potential to deviate significantly from competitive markets.

In general, as a firm's market share increases there is an increased risk that it will deviate from competitive behavior, and an increased risk of market power problems. Therefore, market concentration is frequently analyzed as an indication of the potential for market power. The two most common measures of market concentration are the "concentration ratio" and the Herfindahl-Hirschman Index (HHI). No single metric can capture the complexities of the cost structures and relationships in a real market, but the HHI and concentration ratio are both useful measures that can serve as a starting point in analyses of market power. In its merger guidelines, FERC uses the HHI as screening tool to identify whether market power might be a problem.

Concentration ratios indicate the extent of the market share of the largest firms in a particular market. For example, the three firm concentration ratio (abbreviated as "CR3") for a market with ten firms of equal size would be 30 percent. There are currently only three generation companies in the northern Maine electricity market, so the CR3 is 100
Competition and Market Power in the Northern Maine Electricity Market   Page 13
percent. Even after the MPS divestiture there will only be four generation companies, and the CR3 will be 87 percent. Such high concentration ratios indicate that the market may be subject to market power problems.

The HHI is defined as the sum of the squares of individual firm's market shares (expressed as percentages). For example, an industry with ten firms of equal size would have an HHI of 1000. An industry with five firms of equal size would have an HHI of 2000.

Department of Justice (DOJ) guidelines for evaluating mergers indicate that at a market with an HHI of 1000 or less can be viewed as unconcentrated, and therefore likely to function competitively. A market with an HHI between 1000 and 1800 should be viewed as moderately concentrated. A market with an HHI above 1800 should be considered highly concentrated, and adverse market power effects can be presumed. In moderate to highly concentrated markets there may be market power problems, although whether and to what extent there are problems depends upon a variety of other factors, for example, barriers to market entry (DOJ and FTC 1992). These DOJ guidelines have been incorporated into FERC policy on evaluating market power associated with electric utility mergers (FERC
1996).

HHI Calculations for Northern Maine.
Table 2.3 presents a summary of HHI calculations for various potential future scenarios in the northern Maine region. The assumptions used in calculating these HHI results are presented in Appendix B. We look at three factors that could critically affect the degree of market power in the region: (1) the divestiture of MPS's generation assets, (2) access to NBP's transmission lines to import electricity into northern Maine, and (3) a new transmission line serving the northern Maine region.

Table 2.3  HHI Analysis of Various Scenarios Addressing Market Concentration
Scenario                                                              HHI
Divestiture of MPS's generation assets:
1. Before MPS divestiture. (Current conditions.)                      2,933
2. MPS divestiture: capacity sold to two buyers.
     (Same as MPS divestiture to WPS.)                                2,525
3. MPS divestiture: capacity sold to three buyers.                    2,397
Assuming MPS divestiture to WPS, with access to NBP's transmission line:
4. HQ (or one NE entity) provided firm transmission access
     through NBP.                                                     1,727
5. Two NE entities provided firm transmission access through NBP.     1,527
6. Three NE entities provided firm transmission access through NBP.   1,460
Assuming MPS divestiture to WPS, with construction of new transmission lines:
7. HQ (or single NE entity) provided firm transmission access
     through new line.                                                2,157
8. Two NE entities provided firm transmission access through
     new MEPCO line.                                                  1,684
9. Three NE entities provided firm transmission access
     through new MEPCO line.                                          1,526
10. HQ and three NE entities provided firm transmission access
     through two new lines.                                           1,446
Source: See Table B in Appendix B for assumptions used in each calculation.

Competition and Market Power in the Northern Maine Electricity Market   Page 14

The first scenario represents the current conditions in the region, before the divestiture of MPS's generation assets. (This scenario has the same HHI as a scenario where MPS sells all its generation assets and entitlements to a single buyer.) The next two scenarios indicate how the HHI would change as a conse-quence of selling MPS's generation assets to either two or three different own-ers. (Scenario 2 has the same HHI as a scenario where MPS sells its generation assets to WPS, and the Wheelabrator-Sherman entitlements are purchased by an independent generation company.) In all three cases the HHIs are above the 1,800 threshold, indicating that the market would be highly concentrated regardless of the outcome of the divestiture.

In the first three scenarios we assume that NBP is the only entity that is able to provide imported power into the northern Maine region. Our Scenarios 4, 5 and 6 present the effects of generation companies from either Quebec or New England gaining access to the northern Maine market through firm transmission from NBP. In Scenario 4 we assume that NBP's 90 MW of transmission capacity into northern Maine is divided into two 45 MW firm increments: one for NBP and one for a generation company located in Quebec (or New England). In Scenario
5 we assume that NBP continues to reserve 45 MW of transmission capacity for itself, and allocates the remaining 45 MW in two equal shares to two generation companies located in New England.13 In Scenario 6 we assume that NBP continues to reserve 45 MW of transmission capacity for itself, and allocates the remain-ing 45 MW in three equal shares to three generation companies located in New England. In all three of these scenarios, the HHI drops to a level that would be considered moderately concentrated, according to the DOJ HHI guidelines.

Scenarios 7 through 10 present the effects of building new transmission lines to import additional power into the northern Maine region. Scenario 7 assumes that a transmission line with 100 MW of firm capacity is installed between MPS and Hydro-Quebec (or New England), and that only one entity has access to firm capacity on the line. Scenario 8 is also based on a single new transmission line, but assumes that two parties have access to firm capacity on the line. Scenario 9 assumes that three parties have access to a single new transmission line. Finally, Scenario 10 is a combination of Scenarios 7 and 9; where two new 100 MW transmission lines are constructed, and three entities are provided firm access to the line from New England. 14

These last HHI results indicate that a single new transmission line is not sufficient to reduce the HHIs down to the 1,800 threshold, unless that line is shared by at least two independent parties. It is interesting to note that, building new transmission lines (Scenarios 7, 8 and 9) does not reduce the HHIs as much as providing firm transmission
13. A transmission line from MPS to New England is likely to mitigate market power much more effectively than the same sized line from Hydro-Quebec, because New England offers northern Maine a competitive wholesale electricity market as well as a larger number of competitive generation companies. However, in order to adhere to FERC's guidelines on HHI screening, we only account for those generation companies in New England that are able to reserve firm transmission access on the new line. 14. In Scenarios 7 through 10 we assume that the new transmission lines would have a total thermal capacity of 150 MW, similar to the lines that are analyzed in Sections 5.2 and 6.3 below. However, we assume that only 100 MW of these new lines would be available for firm transmission capacity, due to transmission operating and reliability constraints.
Competition and Market Power in the Northern Maine Electricity Market   Page 15

capacity through existing NBP lines (Scenarios 4, 5 and 6), because they are not as effective in diminishing the large role that NBP can play in the northern Maine market.

In sum, our HHI analysis indicates that there will be a moderate to high degree of market concentration in northern Maine under most foreseeable scenarios. The most important factor influencing this degree of concentration is the control that NBP has over the imports of generation into the region.

2.5  Limitations to the Herfindahl-Hirschman Index.
It is important to emphasize that we do not recommend that the HHI results here (or any HHI results) be used in isolation as firm indications of whether market power will be a problem in northern Maine. Herfindahl-Hirschman Indices are only rough illustrations of relative market concentration. The HHIs are presented here simply to help provide an indication of how different scenarios are likely to affect the degree of market concentration in the region.

In practice, the potential for market power problems in northern Maine may be even greater than what is indicated by the Herfindahl indices above. Herfindahl indices do not account for a number of factors that can influence market power in the electricity industry in general, and do not account for many of the key factors that lead to market power problems in northern Maine. FERC uses HHI analysis as a general screening tool to identify potential broad market power concerns, but recognizes that more detailed analyses are necessary to fully understand how market power might be applied in a particular situation (FERC
1996).

There are four reasons why the potential for market power problems in northern Maine may be even greater than what is indicated by the HHI analysis above. First, the HHI analysis is for the entire northern Maine electricity market, as opposed to distinct product markets that might have different market power implications. When assessing the potential for market power in the electricity industry there are a variety of product markets that should be studied. FERC recommends that market power studies assess at least the non-firm energy, the short-term capacity and the long-term capacity markets (FERC 1998). In addition, the market for ancillary services can provide opportunities for generation companies to exploit market power, as has been demonstrated by the recent electricity price spikes in the California market (CAISO 1998).

Second, the HHI analysis does not account for operational constraints on the generation resources available in northern Maine. If any of the generation resources or transmission interconnections are unavailable due to maintenance, forced outages or fueling requirements, then the operators of other resources will have higher degrees of market concentration. This point is particularly important in northern Maine where there are so few generation resources and transmission interconnections.

Third, with so few generation resources available, there is greater potential for generation companies to "game" the electricity market. When a supply curve of generation resources is composed of very few power plants, there will be greater opportunities to raise the bid price for a particular generator above its variable cost, because the cost of the next generator in the market is higher still. Minor variations in the operation or bid
Competition and Market Power in the Northern Maine Electricity Market   Page 16

price of each plant can have a relatively large impact on the market price for power. This increased opportunity to game an electricity market with few generation resources would not be identified by an HHI analysis.

Fourth, there currently is not a competitive wholesale electricity market in northern Maine. Nor is there a competitive wholesale electricity market nearby in Quebec or New Brunswick. A fully competitive wholesale electricity market would significantly reduce the potential for market power abuse by promoting open access to transmission lines, providing a bidding system that encourages suppliers to bid their variable operating costs, and increasing opportunities for new generation companies to enter the market.

2.6  The Importance of Accessing a Competitive Wholesale Electricity Market

Ever since FERC released its "mega-NOPR" in 1995, and its Order 888 in 1996, FERC has been actively promoting competitive wholesale electricity markets throughout the US. One of the key ingredients to a competitive wholesale electricity market is open access, non-discriminatory transmission service for all generation companies wishing to sell wholesale power. Another key ingredient is an Independent System Operator that oversees the operation, planning and construction of transmission lines. A third key ingredient is a bid-based spot market, where all generation suppliers can bid to sell power to a central pool on an hourly basis, and generation units are dispatched according to the lowest bids received.

In every state that we are aware of where retail markets are being opened up to competition, efforts are also being made to ensure a competitive wholesale electricity market. California has already established an ISO, and the California Power Exchange has recently begun operating the electricity spot market in the state. In New England, the ISO-NE will include a bid-based spot market, along with market power monitoring and mitigation provisions. Utilities within the Pennsylvania-New Jersey-Maryland (PJM) power pool have formed an ISO, which will include a bid-based spot market. ISO's are also being established or proposed in New York (NY ISO), in the Midwest (Midwest ISO), in the East-Central region (Alliance ISO), in Texas (ERCOT ISO), in the Southwest (DesertSTAR), in the Northwest (IndeGO), and in NERC reliability regions known as Mid-Continent Area Power Pool (MAPP) and Southwest Power Pool (SPP) (EIA 7/1998).

A competitive wholesale electricity market can significantly reduce the risk of market power problems at both the wholesale and retail level. A competitive spot market provides a number of benefits over the primary alternative: bilateral contracts between each buyer and seller. A spot market provides greater opportunities for new entrants to participate in the market, and to reach a large number of customers easily and quickly. A spot market provides electricity buyers greater opportunities for purchasing the lowest-cost electricity at all times. A spot market also provides real-time, consistent, reliable and transparent information about market prices and conditions, thereby promoting efficient market behavior (EIA 9/1998).

An ISO can provide greater division between the owners of the transmission systems and the owners of generation resources -- thereby reducing the potential to exploit vertical
Competition and Market Power in the Northern Maine Electricity Market   Page 17


market power. An ISO can also establish reliability requirements that apply equitably to all generation companies serving the market. Without such reliability requirements, those generation companies holding highly-desirable capacity during peak periods can exploit capacity shortfalls. An ISO can also establish market monitoring and market power mitigation mechanisms, to detect and address any market power problems as they arise.

2.7  Options Available to Reduce Market Power in Northern Maine

It is clear that there are likely to be substantial market power problems in the northern Maine electricity market -- absent significant changes to the current conditions. In the remainder of this report, we evaluate various options for reducing the market power concerns in northern Maine.

We have structured this report according to four strategies that could provide opportunities for reducing the market power concerns in northern Maine.

     - Increase the amount of competition within northern Maine.
     - Increase the amount of competitive generation available from New
          Brunswick.
     - Increase the amount of competitive generation available from Quebec.
     - Increase the amount of competitive generation available from New England.

In order to implement any of these strategies, a number of actions may be necessary. Depending upon the particular strategy, we investigate the following actions:

     1. Increase the number of generators located within northern Maine.
     2. Make the wholesale market in New Brunswick more competitive.
     3. Convince NBP to provide open-access, non-discriminatory firm transmission capacity into northern Maine.
     4. Make the wholesale market in Quebec more competitive.
     5. Build a new transmission line between Hydro-Quebec and MPS.
     6. Resolve the south-to-north constraint on the MEPCO transmission line.
     7. Build a new transmission line between MPS and MEPCO.
     8. Encourage distribution companies in northern Maine to participate in the ISO-NE market.















Competition and Market Power in the Northern Maine Electricity Market   Page 18


3.   Increase the Amount of Competition Within Northern Maine.

There are three options for increasing the amount of competitive generation services within northern Maine: (1) build new power plants, (2) increase the number of owners of existing power plants in northern Maine through the divestiture of MPS's assets, and (3) increase the amount of competition at the wholesale level through institutional means such as an ISO. However, as discussed below, these options have some important constraints that are likely to limit their ability to significantly address market power concerns in the region.

The opportunities to build new power plants in northern Maine are limited by the size of the electricity market. With existing generation capacity of 135 MW and import capabilities from NBP of 90 to 200 MW, there is more than sufficient generation capacity to serve the total peak demand of 123 MW. Consequently, there is little economic incentive for generation companies to build new power plants within northern Maine. In addition, there is currently no supply of natural gas into northern Maine, eliminating the opportunity to construct natural gas combined-cycle facilities. Furthermore, any new power plant located in northern Maine would have to pay NBP's relatively high wheel-through transmission rates in order to export power out of the region. Finally, there are few target markets in the interconnected neighboring regions where a generation company might wish to export power to.

The opportunity to increase the number of generation companies located within northern Maine through MPS's asset divestiture may be limited due to the condition and small amount of MPS's generation capacity. The responses to MPS's solicitation indicates that there is significant commercial interest in MPS's Tinker hydro facility, but little interest in the other generation assets. In fact, the winning bidder, WPS, indicated that absent the Tinker facility they would not have bid on any of MPS's assets (Bustard 1998). Therefore, it appears as though it may be difficult for MPS to sell its generation assets to more than one buyer.

As currently proposed, the MPS divestiture would potentially allow two companies to control the generation assets and entitlements currently controlled by MPS. The assets currently owned by MPS would be controlled by WPS, and the entitlements to the Wheelabrator-Sherman contract would be controlled by whoever purchased them in any given year. The Commission may wish to consider precluding generation companies located in northern Maine from purchasing the entitlements to the Wheelabrator-Sherman contract, in order to limit the concentration of generation control in the northern Maine market. However, this measure is unlikely to significantly reduce the market power concerns in northern Maine, as indicated by the high HHI result in Scenario 3 in Table 2.3.

In fact, the outcome of MPS's generation asset divestiture is unlikely to resolve market power concerns, because most of these concerns arise as a consequence of NBP's control over the transmission lines into the county. In his testimony on behalf of MPS, Dr. Tabors makes a similar point:



Competition and Market Power in the Northern Maine Electricity Market   Page 19

     I believe it is important to point out that market concentration in the region is driven by the existence of New Brunswick and Hydro-Quebec (and their transmission/supply positions), rather than by variations in the sale of MPS's assets (Tabors 1998, page 14).

The third option for increasing the degree of competition in northern Maine -- using institutional measures to establish a competitive wholesale market within the region-- is also limited by the size of the electricity market in northern Maine. A fully competitive wholesale market would require the creation of an ISO and the establishment of a spot-market power pooling system. However, an efficient electricity spot-market requires that there be a sufficient number of buyers and sellers in the market, and that there be a sufficient number of power plants to compete to set the market clearing price. In addition, given the small number of actors in the northern Maine electricity market, it would be difficult to establish an ISO that is truly independent and that meets all of the responsibilities of the larger ISOs that are being established elsewhere in the US.

The T&D utilities in northern Maine are currently investigating options to increase the competitiveness of the wholesale electricity market in the region. A "Northern Maine Working Group on Settlement" has been created recently, and is investigating the establishment and operation of a Bulk Power System Administrator (BPSA). The Working Group is composed of representatives of EMEC, MPS, HWC, VBLP, and includes participation by NBP. The structure of the BPSA and the services it might provide have not yet been determined. The Working Group is currently investigating whether a BPSA could handle scheduling, financial settlement, and a day-ahead spot market for all wholesale sellers of electricity in northern Maine. The spot market could include ancillary services, and could rely upon a competitive bidding process (MPS 9/1998).

While the BPSA might be an important step toward increasing the degree of competition in the wholesale electricity market in northern Maine as it currently exists, it will not provide many of the services and benefits that are provided by full-scale ISOs such as the ISO-NE. The Working Group itself made a point of noting that it is not creating an ISO, but rather a bulk power administrator whose primary responsibilities are to handle financial settlement between companies and to manage the bidding process (MPS 9/1998).

As currently envisioned, the BPSA will not have all the features and provide all the functions of typical ISOs. In order to provide the level of competitive market support provided by a typical ISO, the BPSA would have to:

     - have a truly independent governance system;

     - ensure open, non-discriminatory transmission access;

     - maintain control over the operation of transmission facilities;

     - ensure the short-term reliability of grid operations;

     - identify transmission constraints on the system and takes operational actions to relieve constraints;

Competition and Market Power in the Northern Maine Electricity Market   Page 20


     - maintain pricing policies that promote the efficient use of, and investment in, generation and transmission;

     - establish a market power monitoring system;

     - implement market power mitigation measures; and

     - establish an alternative dispute resolution process.

It is difficult to envision a northern Maine BPSA that could offer all of these features, primarily because of the size of the northern Maine electricity system. Consequently, the Northern Maine Working Group on Settlement should seriously consider the option of participating in the ISO-NE market to obtain ISO services. (This option is addressed in more detail in Section 6.4.)

In sum, each of the three options for increasing competition within northern Maine suffers from limitations due to the size of the electricity market in the region. It appears that the only practical means of significantly reducing market power in northern Maine is by looking outside of the region-- by increasing the opportunities for importing power, and by connecting up to a competitive wholesale electricity market that is established in a neighboring region. These options are discussed in the following chapters.






























Competition and Market Power in the Northern Maine Electricity Market   Page 21


4.   Increase the Amount of Competitive Generation Available From New Brunswick.

New Brunswick Power Company currently has roughly 1,100 MW of surplus generation capacity that could be sold to customers in northern Maine. NBP is currently the dominant player in the northern Maine electricity market. In order to increase the amount of competitive generation available from the province of New Brunswick, it will be necessary for independent power producers (IPPs) to construct generation facilities within the province.

Until recently, there was little chance of any IPPs building new facilities within New Brunswick. The province is served entirely by NBP, a vertically integrated Crown Corporation. In fact, the Electric Power Act of New Brunswick provides for NBP to be the monopoly supplier of electricity in the province, and prevents NBP from providing open-access network transmission service (NBP 8/1998).

In 1998 the New Brunswick government opened an investigation into the opportunities for restructuring the province's electricity market (NB Restructuring Task Force 1998; NB Department of Natural Resources and Energy 2/1998). The legislative review process is still on-going, with recent public hearings held by a Legislative Energy Committee, and the government is expected to develop a policy direction for the future by Spring of 1999 (NBP 10/28/1998).

However, the government has taken a cautious approach to date, and it is not clear whether it will make any significant changes to the industry within the foreseeable future. NBP currently has a high level of debt (NB Department of Natural Resources and Energy 2/1998). This provides the New Brunswick government and NBP with a powerful incentive to limit the amount of competition -- both wholesale and retail -- in the province. MPS recently noted that it does not expect the retail market in New Brunswick to be opened up to competition for several years (Bustard, Louridas, Brown 1998).

The New Brunswick government and NBP are currently negotiating with private companies to develop two separate IPP projects in the province. Tractabel has proposed a 350 MW gas plant, to be on-line before the end of 2002. Westcoast has proposed two 250 MW gas units; the first is scheduled to be on-line by the fall of 2000. Both of these plants are expected to take advantage of the Maritime and Northeast Natural Gas Pipeline, scheduled to be in-service by November 1999. Both of these plants are also expected to export some of their generation to electricity markets in the US (Bustard, Louridas, Brown 1998).

It is not yet clear how much new IPP capacity will be constructed in New Brunswick and made available to the market in northern Maine. The Westcoast project is committed to sell its output to NBP for five wither months, the same period as the northern Maine peak period. The Tractable proposal does not yet have a planned natural gas pipeline source (HWC and VBLP 11/1998). It is also not clear whether either of these new IPP developers are planing to market their power to customers in northern Maine. One of the key factors may be whether NBP is willing to provide them with firm transmission service to reach northern Maine.


Competition and Market Power in the Northern Maine Electricity Market   Page 22

Nevertheless, these two proposals could offer some new competitive generation services to the region, and suggest that the New Brunswick government might allow additional independent power projects in the future. It is also worth noting that IPP projects located within the province of New Brunswick do not have to pay NBP's high wheel-through transmission tariff, they can pay the lower wheel-out tariff. This means that they might have a greater opportunity to serve the northern Maine market than IPP projects located in Quebec or New England.

Because of its direct inter-ties with MPS, NBP would seem to provide the easiest opportunity for the customers in northern Maine to tap into a competitive wholesale electricity market. However, as described above, the New Brunswick government is unlikely to open the electricity industry up to either retail or wholesale competition in the near-term future. Therefore, even if northern Maine customers can turn to the province of New Brunswick for access to new generation companies, it will still not be able to access a competitive wholesale market in New Brunswick -- one of the key ingredients necessary to mitigate market power concerns in northern Maine.

NBP has recently offered to work with the Commission to identify contractual transmission arrangements that would help promote a more competitive market in northern Maine. NBP has also stated that some form of "market regulation" by the Commission could address some of the concerns about its dominant position in the region. NBP listed the following regulatory options:

* "Regulation of ancillary services which likely will need to be provided under contract from NBP and northern Maine generators;

* Limits on the quantity of firm transmission service from NBP to northern Maine that could be held by any one party;

* A minimum quantity of tie interruption service to insure participation from ISO-NE parties." (NBP 10/28/1998) 15

Nova Scotia Power Incorporated
Nova Scotia Power Incorporated (NSPI) is another source of generation supply that could, in theory, reach northern Maine. In the past NSPI has not been an active marketer of its electricity. In addition, it does not have a large surplus of generation capacity -- unlike NBP and Hydro-Quebec. NSPI's generation capacity is roughly 2213 MW and its demand is roughly 1856 MW (Bustard, Louridas, Brown 1998). This leaves a surplus of only 19 percent, not much more than is necessary for its own reliability needs.

NSPI has recently indicated that it is interested in selling power to US markets, including the market in northern Maine. NSPI is connected to northern Maine through NBP, and there are no other transmission routes between the two regions. Consequently, NSPI must incur the high wheel-through transmission tariff imposed by NBP. This is likely to limit NSPI's interest in selling its power to northern Maine.

15. NBP did not explain how the Commission would have the authority or jurisdiction to apply this sort of market regulation to NBP.

Competition and Market Power in the Northern Maine Electricity Market Page 23 It is difficult to estimate at this time how much of a role that NSPI is likely to play in the northern Maine electricity market. It is safe to conclude that its role is likely to be curtailed somewhat by the dominant role that NBP plays in transmitting power in the region.

















































Competition and Market Power in the Northern Maine Electricity Market   Page 24

5.   Increase the Amount of Competitive Generation Available From Quebec.

5.1 Access Hydro-Quebec Through New Brunswick Power.

In theory, Hydro-Quebec could represent an important source of competitive generation for customers in northern Maine. It has roughly 4,500 MW of surplus capacity, it offers low-cost energy from its hydro facilities, and it has expressed a great deal of interest in recent years in selling power to US markets.

However, Hydro-Quebec claims that it is precluded from serving the northern Maine market because of the transmission pricing practices of NBP. In its response to the Commission's NOI in this docket, Hydro-Quebec states that it is precluded from scheduling transmission through NBP because the NBP tariff is not comparable with Hydro-Quebec's tariff. Hydro-Quebec has filed an open-access transmission tariff with FERC that requires that all intervening transmission systems offer a service that is comparable with Hydro-Quebec's. Hydro-Quebec notes the following reasons why its transmission tariff is not comparable with
NBP's:

* NBP's transmission tariff does not permit wheel-in transmission service;

* NBP's transmission tariff is discriminatory in that a different set of rates apply to wheel-out and wheel-through services; the wheel-through price is 40% higher than the wheel-out price;

* no regulatory body has jurisdiction over NBP's tariff, and thus it can be modified unilaterally at NBP's discretion without any remedy available for transmission customers; and

* NBP has not developed a code of conduct to govern the relationship between its transmission and its merchant functions (HQ 3/1998).

In personal communications with the company, Hydro-Quebec has indicated that it has a commercial interest in serving electricity customers in northern Maine. However, they are not making any reservations on the NBP transmission system to sell power into northern Maine because of the comparability problem.

Hydro-Quebec claims that the coexistence of reciprocity clauses on both HQ and NBP tariffs precludes it from selling power across NBP's service territory. According to HQ, "[i]f Hydro-Quebec were to buy transmission services from NBP, it would then be compelled to offer comparable access to its own grid to NBP because of NBP's reciprocity clause. But Hydro-Quebec is forbidden by its own reciprocity clause to give access to transmission providers who do not offer comparable services" (HQ 10/1998).

Hydro-Quebec will deliver power at its border with NBP to any generation company that is interested in purchasing the power. This is the traditional means that Hydro-Quebec has used to sell power before transmission systems were opened up in recent years. The recipient generation company can then sell the power into northern Maine by scheduling transmission services through NBP (HQ 8/1998, HQ 10/1998). In this way, Hydro-

Competition and Market Power in the Northern Maine Electricity Market   Page 25

Quebec's power will be available to serve the northern Maine electricity market, as long as there are marketers willing to purchase and sell it.

NBP does not agree with Hydro-Quebec about the tariff comparability issue. It believes that Hydro-Quebec is able to wheel power through NBP without violating the terms of its tariff. NBP refers to one example of an entity that is under FERC jurisdiction and has used NBP's tariff to wheel electricity from Hydro-Quebec through NBP. NBP also points out that an independent generation company within the province of Quebec is fully able to wheel power through NBP's transmission system (NBP 8/1998). Neither of these examples addresses Hydro-Quebec's contention that it is not allowed to use NPB's transmission service to sell its own power into other territories.

MPS also does not agree with Hydro-Quebec about the tariff comparability issue. MPS believes that Hydro-Quebec is using the comparability issue to prevent NBP from selling power into Quebec, because Hydro-Quebec cannot sell power into NBP's service territory (since NBP does not have a wheel-in tariff). MPS also points out that HQ is using the NBP transmission system to wheel power (both sales and purchases) to third parties outside of New Brunswick (MPS 8/1998).

Hydro-Quebec disagrees with NBP's and MPS's interpretation of the comparability issue. Hydro-Quebec points out that there are a few current examples of Hydro-Quebec purchases that require wheeling power through NBP. However, in these cases the power marketers have chosen the delivery point to be at the HQ/NBP border, and have reserved the transmission capacity through NBP themselves. Hydro-Quebec has not bought transmission services from NBP since NBP's transmission tariff became effective in January 1998 (HQ 10/1998). In these instances Hydro-Quebec is not violating the reciprocity clause of its transmission tariff, because it does not utilize the NBP transmission tariff -- it is essentially just selling the electricity at its border. In addition, Hydro-Quebec is not using the power marketer to do indirectly what it is precluded from doing directly -- i.e., selling its own power into the service territory of an entity with non-comparable transmission tariffs (HQ 8/1998).

In addition, Hydro-Quebec disagrees with NBP's contention that an independent generation company within the province of Quebec can wheel power through NBP's transmission system. HQ notes that its reciprocity clause specifies that an independent generator within Quebec cannot buy transmission services from Hydro -Quebec if the transaction also implies wheeling power through a system with transmission tariffs that are not comparable with Hydro-Quebec's (HQ 10/1998).

Regardless of whether Hydro-Quebec is literally precluded from transmitting power across NBP's lines, or whether it does not wish to because of the dominant role played by NBP, the fact is that Hydro-Quebec has been very clear that it does not intend to market power into northern Maine through the NBP system. Therefore, it would not be wise to rely upon Hydro-Quebec selling power through NBP as an option for resolving market power concerns in northern Maine as long as NBP's tariff is not fully reciprocal and non-discriminatory.

On the other hand, power from Hydro-Quebec's system can be made available to customers in northern Maine, if Hydro-Quebec sells the power at its border with New

Competition and Market Power in the Northern Maine Electricity Market   Page 26

Brunswick Power. Such a transaction requires that generation marketers in the region are willing to purchase the Hydro-Quebec power, arrange to have it transported across NBP's transmission system, and sell it into northern Maine.

5.2  Build a New Transmission Line From Hydro Quebec to Northern Maine.

Exponent and Synapse have spoken with representatives of HQ, MPS, and HWC to determine the feasibility and potential constraints of a new transmission line from Hydro-Quebec to northern Maine. This line would bypass NBP, therefore any power transfers over the line would not be subject to NBP transmission tariffs.

Based on discussions with HQ, MPS and HWC, there are two options to transfer power directly from HQ to Northern Maine: (1) construct an AC transmission line through a back-to-back HVDC converter from HQ to MPS; (2) construct a radial transmission line from HQ to serve isolated loads ("block loads") in Northern Maine (HQ presently supplies block loads to Citizens Utilities in Vermont). The first option is reviewed here. The second option would only be available to serve block loads, and would therefore not address the market power concerns throughout the northern Maine region.

Technical constraints require a back-to-back HVDC converter for an AC interconnection between HQ and the existing power grid in Northern Maine. As such, the most feasible interconnection point for the new line from the HQ system is at the existing Madawaska back-to-back HVDC converter. Connecting on the East Side of this converter would avoid the prohibitive cost of a new back-to-back converter. The existing converter at Madawaska is owned entirely by HQ and located within the Province of Quebec. Also, based on discussions with HWC, prior contractual obligations between HQ and NB for the use of this converter are no longer in force.

Based on discussions with MPS representatives, the most feasible interconnection point for a new line to Northern Maine is at Flo's Inn substation in the MPS system. Flo's Inn is a relatively strong substation with nearby voltage support at Tinker and Beechwood substations.

A new transmission line from Madawaska to Flo's Inn would proceed southwesterly from Madawaska along the Quebec/New Brunswick border for approximately 25 miles to the Quebec/Maine border, and then proceed southeasterly for approximately 75 miles to Flo's Inn. The total length of the new line would be approximately 100 miles.

The maximum practical loading of a typical 100-mile 138-kV transmission line is approximately 150 MVA, based on conductor thermal limits and stability considerations. Such a line could be designed and constructed for peak ratings of 150 MVA. Technical studies (power flow, short circuit and stability) would be required to determine any necessary reinforcements at Flo's Inn. Otherwise, no operational or physical constraints for this new line have been identified.

The estimated cost of a new 100-mile, 138-kV line is $35.6 million, based on $356,000 per mile (see Table A.1 in Appendix A). In addition, estimated substation costs are $3.6 million at Madawaska (including a 150-MVA transformer, three 345-kV and one 138-kV circuit breakers) and $0.5 million at Flo's Inn (including two 138-kV circuit breakers).
Competition and Market Power in the Northern Maine Electricity Market   Page 27

The total estimated cost of the 100-mile line and substations is $39.7 million. This cost estimate does not include costs for right-of-way purchase or costs of any reinforcements at Flo's Inn, if necessary. 16

The total $39.7 million cost for this transmission line translates into an annual capacity cost of roughly 32 to 48 $/kW-year.17 This is equivalent to an energy cost of roughly 0.58 to 0.87 c/kWh. In calculating this energy cost we assume a load factor of 60 percent, and total line losses of 11 percent. If Hydro-Quebec does not utilize the transmission line as much as 60 percent of the time, these energy costs will be higher and the economic benefits of the line will be lower. Our estimates here should be seen as a very rough illustration of the magnitude of the likely cost of such a transmission line.

In order to determine whether this transmission line is cost-effective, it should first be compared to the cost to Hydro-Quebec of transmitting power through NBP. NBP currently charges roughly 34 $/kW-year to transmit power across its lines, which suggests that the new line is not necessarily a more cost-effective option for serving the electricity market in northern Maine.

In addition, NBP's ability to alter its transmission rates poses some uncertainty to the economics of a line from HQ to northern Maine. If NBP were to significantly lower its wheel-through transmission rate, then the HQ-MPS line would be less economic -- partly because Hydro-Quebec would have a less expensive option, and partly because the lower NBP transmission rate might bring a greater number of competitors into the northern Maine market. In its testimony seeking authorization for sale of its generation assets, MPS describes the ability that NBP has to competitively price its transmission services in this way, and therefore to influence the interest and ability of other entities to build new transmission lines into northern Maine (Bustard, Louridas, Brown
1998).

Furthermore, in order for this new transmission line to be in Hydro-Quebec's economic interest, the cost of the line would have to be recovered from the revenues that Hydro-Quebec can make on the sales to the northern Maine electricity market. Given the small size of the market in northern Maine, it is not at all certain that Hydro-Quebec would be able to make enough sales to that region sufficient to recover the costs of this transmission line.

Hydro-Quebec's American transmission subsidiary, TransEnergie US, is interested in serving the northern Maine electricity market. They are currently investigating the cost of constructing a transmission line from HQ to northern Maine. They expect to have a preliminary cost estimate for such a line in the near future. While they could not provide any early results as of the date of this study, they did indicate that they are investigating newer technologies that might cost less than those we used in our estimates above (TransEnergie US 8/1998). Once they have completed a cost estimate, they will then

16. The estimated cost of a 150-MVA back-to-back HVDC converter is far in excess of $100 million.
17. Here we assume a fixed charge factor of 12 percent. The low end of the range is based on the full 150 MW thermal capacity of the line. The high end of the range is based on the assumption that only 100 MW of the firm capacity will be available due to reliability and stability constraints.
Competition and Market Power in the Northern Maine Electricity Market   Page 28


investigate whether the market in northern Maine is desirable enough to warrant the cost of building the new transmission line.


















































Competition and Market Power in the Northern Maine Electricity Market   Page 29

6.   Increase the Amount of Competitive Generation Available From New England.

6.1  Access New England Through New Brunswick Power.

New England offers the greatest opportunity to increase the number of competitive generators serving northern Maine.18 All of the New England states are opening up their retail electricity markets to competition. Power developers have recently requested interconnection studies to build a total of nearly 30,000 MW of new capacity in New England to serve the evolving competitive market (ISO-NE 6/1998).19 New England utilities and others are establishing the ISO-NE, which should significantly increase the degree of wholesale electricity competition in the region. In fact, New England offers northern Maine the only existing competitive wholesale electricity market to tap into in the short-term.

NBP is currently connected to New England through the MEPCO transmission line. In addition, BHE is planning to build a new transmission line that would connect it with NBP. BHE expects that the line would have roughly 300 MW of firm transmission capacity. Bangor Hydro is building the line for the purpose of selling firm transmission service on the line. In fact, it may wait to obtain an interested purchaser of the line before constructing it (BHE 9/1998). BHE points out that if this new line were built it would allow new entrants to make firm transmission reservations to export power from New Brunswick to New England. Such new entrants would potentially provide additional competitive resources to serve northern Maine (BHE 10/1998).

Any generation company from New England wishing to serve northern Maine would have to transmit its power across NBP. It is likely that some generation companies in New England will be hesitant to sell power to northern Maine because of the influential role that NBP plays in the transmission of power and the lack of regulatory oversight over NBP's transmission services. Generation companies might be concerned that NBP can unilaterally adjust transmission rates and can discriminate against certain companies. Furthermore, the high wheel-through transmission rate might create a barrier for some generation companies in New England trying to reach northern Maine. Even if NBP does not display a tendency to adjust rates or discriminate against any companies, the risk that it could do so may be enough to deter some generation companies.

In order for policy-makers in Maine to be assured that NBP will provide open access, non-discriminatory transmission service through its territory, NBP should take the following four steps.

1. NBP should follow-through with its offer to contractually agree to fixed terms and conditions of its transmission tariff. The same terms and conditions should be made


18. Although northern Maine is part of New England, we use the term "New England" here to refer to the electricity market within the existing NEPOOL grid.
19. These are requests for interconnection studies only; it is unlikely that all of this generation capacity will be constructed.

Competition and Market Power in the Northern Maine Electricity Market   Page 30


available to all generation companies purchasing transmission services from NBP.

These measures should remove the uncertainty regarding whether NBP would unilaterally modify the terms and conditions of its tariffs or discriminate against some generation companies while favoring others.

2. NBP should demonstrate that its transmission tariffs are comparable with FERC's pro-forma transmission tariff. FERC's pro-forma tariff spells out many terms and conditions for how transmission services should be provided to competing generation companies. For example, it requires terms and conditions that pertain to quality of transmission service. The pro-forma tariff addresses procedures for how competing generation companies can queue up for service when transmission capacities are limited. The FERC pro-forma tariff represents a benchmark that indicates the extent to which a transmission company will provide open access, non-discriminatory transmission services. If the NBP transmission tariff is comparable to this benchmark, then generation companies and regulators in New England will have greater certainty that NBP will provide acceptable transmission services.

3. NBP should follow-through with its offer to cap its transmission rates until a regulatory body is established in New Brunswick with jurisdiction over transmission tariffs. A fixed transmission rate should remove the uncertainty regarding whether NBP would unilaterally modify its rate or discriminate against some generation companies while favoring others

4. NBP should demonstrate that the terms and conditions of the transmission services that it provides to others are comparable to the terms and conditions of the transmission services that it takes for itself. In particular, it should demonstrate whether the existing discrepancy between its wheel-through and wheel-out transmission rates is cost-justified. If the discrepancy is not cost-justified, then NBP should eliminate it. A discrepancy in transmission rates that is not cost-justified suggests that NBP favors its own generation services over others, and is likely to deter competitive generation companies from using NBP's transmission services. Even if the discrepancy in price is small, the perception of favoritism or discrimination might discourage some generation companies.

If NBP were to take all of these steps, then generation companies and regulators in New England can be confident that the NBP system can be used to transmit power to the competitive electricity market in northern Maine. However, the ability of any New England generation company to serve customers in northern Maine will depend upon the limitations of the transmission capacity between the two regions. This issue is discussed in more detail in the following sections.

6.2  Improve the South-to-North Flow on the MEPCO Transmission Line

As described in Section 2.3, the existing MEPCO transmission line is not capable of carrying any firm capacity from the south to the north, as a result of stability and reliability constraints. However, NBP has recently established a Tie Line Interruption Service, whereby it will provide generation companies with back-up power in the event that the non-firm energy purchase from the south across the MEPCO line is interrupted.
Competition and Market Power in the Northern Maine Electricity Market   Page 31
NBP recently signed a five-year contract with MPS to provide the Tie Line Interruption Service, and has indicated that this same service will be made available to any other entity. There are no reservation fees or capacity fees required for the service; it would be a pay-as-you-go service. The back-up service would be available at an energy-only price that reflects the costs to NBP plus 20 percent (NBP 8/1998).

The Tie Line Interruption Service does not require any capacity fees, nor any spinning reserve fees, because NBP believes that it currently has sufficient capacity to provide this service without building any new power plants. It expects that the Service will likely be very rarely needed, because it would only be required when the net flow on the MEPCO line is south-to-north. This has only occurred for one or two hours over the past few years. A net south-to -north flow could occur at any time of the year - not necessarily at peak hours when capacity is most tight. Therefore, NBP believes that it will have suffic-ient capacity available for the Tie Line Interruption Service in those few in-stances when the net flow on the MEPCO line is south-to-north (NBP 10/7/98). 20

The NBP Tie Line Interruption Service could provide an important opportunity for generation companies in New England to reach the northern Maine electricity market, and to tap into the ISO-NE spot market for power. The establishment of this service means that the MEPCO transmission line is likely to be the most immediate and practical option available for increasing the amount of competition in the northern Maine electricity market. The only uncertainty remaining is whether this service will be available after five years from now, and what the terms will be at that time.

However, the extent to which the MEPCO line can be used to import power into northern Maine from New England will depend upon the degree to which NBP is committed to provide transmission service to all interested generation companies on a non-discriminatory basis. Since the MEPCO line does not currently connect to northern Maine directly, transactions with New England generation companies or with the ISO-NE will still have to pass through New Brunswick. The conditions necessary to assure that generation companies in New England can receive non-discriminatory open access transmission services from NBP are described in the previous section.

The proposed transmission line between BHE and NBP might also help mitigate the south-to-north transmission constraint on the MEPCO line, by providing another route for power exchanges between New England and New Brunswick (BHE 10/1998). Similarly, the tap into the MEPCO transmission line proposed by Bowater paper company (see below) might help to mitigate these constraints. However, it is not possible to quantify the extent to which these new transmission projects would mitigate the constraint without conducting power flow studies.

20. The Tie Line Interruption will only be provided subject to the availability of generation resources on the New Brunswick Power system. Consequently, the purchaser of this Service bears the risk that sufficient generation capacity might not be available at the time the Service is needed. However, if NBP's assessment of the frequency with which this service will be needed is correct, this risk is likely to be small. In addition, New Brunswick Power's capacity of 4116 MW currently exceeds its peak load of 2989 MW by roughly 38 percent (Bustard, Louridas, Brown 1998).
Competition and Market Power in the Northern Maine Electricity Market   Page 32

6.3  Build a New Transmission Line from NEPOOL to Northern Maine.

Estimated Cost of a New Transmission Line

The most likely opportunity for a new transmission line to link northern Maine with the rest of New England would be to run a new line between MPS and the existing MEPCO transmission line. In 1984, Power Technologies Inc. (PTI) conducted a load-flow study of such a line (PTI 1984). We utilize the results of the PTI study to estimate the appropriate configuration of a tap into the MEPCO transmission line. We then use a more recent study to estimate the cost of that particular configuration (Acres 1996).

The existing MEPCO line is 345 kV and runs from Keswick, New Brunswick to Orrington, Maine. The PTI study investigated an interconnection between MPS's 69-kV Mullen substation and a new substation at Haynesville on the MEPCO line. Figure 1 in Appendix C shows a single-line diagram of this proposed interconnection, which consists of the following facilities:

(1) An extension to Mullen substation containing:

     * One 138-kV and one 69-kV circuit breaker
     * One 69/138-kV transformer

(2) A 138-kV Mullen-Haynesville transmission line of about 25 miles

(3) A substation at Haynesville containing:

     * A 345-kV bus
     * Three 345-kV and one 138-kV circuit breakers
     * A 138/345-kV transformer

The PTI study showed a peak flow of 37 MVA (36.6 MW and 1.1 Mvars) on the proposed Mullen-Haynesville interconnection under one set of 1985 peak load conditions with 56.5 MW of cogeneration added to the MPS system. The study also showed a peak flow of 49 MVA (48.7 MW and 1.9 Mvars) under another set of 1985 load conditions with 56.5 MW of cogeneration added.

Based on a peak flow of 50 MVA in the year 2000 and an average annual increase of 3% over a thirty-five-year expected transmission-line life, normal peak flow in the year 2035 would be approximately 150 MVA on the proposed interconnection.

MPS's response to the Commission's NOI in this docket includes system one-line diagrams proposing two alternatives for the interconnection (MPS 3/1998). MPS's alternative II proposes a 25-mile 138-kV line from Mullen to Haynesville, a 150-MVA autotransformer at Haynesville, a 50-MVA autotransformer at Mullen, and associated substation equipment. The normal peak flow for this alternative would be limited to 50 MVA by the Mullen autotransformer.

MPS's Alternative I proposes a rebuild of 41-mile Line 6910, upgrading from 69kV to 138kV, in addition to the equipment proposed in Alternative II. Line 6910 is one of two


Competition and Market Power in the Northern Maine Electricity Market   Page 33


existing 69-kV lines from Mullen to Flo's Inn. During telephone discussions with MPS, it indicated that a normal peak flow of 150 MVA on the proposed interconnection would require the rebuild on Line 6910 in order to increase the transfer capability between Mullen and Flo's Inn. It is noted that the 1984 PTI study did not consider flows above 50 MVA on the proposed interconnection.

Cost estimates in this report are provided in two stages for the proposed Haynesville-Mullen interconnection. Stage 1, which is adequate for 50 MVA normal peak flow on the interconnection, is the MPS Alternative II. Stage 2, which increases the normal peak capability to 150 MVA, is the rebuild of Line 6910, MPS's Alternative I.

Figure 2 in Appendix C shows the transmission line configuration selected for the cost estimate: a 138-kV shielded single-circuit line, H-frame wood-pole construction.

Alternative configurations for 138-kV overhead lines include the following: wood-pole H-frame; wood-pole H-frame with compact phase spacing; wood-pole with compact delta arrangement; steel pole with vertical arrangement; steel pole with compact vertical arrangement; steel pole with delta arrangement; and steel pole with compact delta arrangement. In 1996, Acres International investigated the costs of these configurations for 115-kV transmission in Connecticut (Acres
1996). Acres reported the wood-pole H-frame configuration to have the lowest cost. Other recent studies have shown that, for most overhead line applications, treated wood remains the most cost-effective material in terms of both initial and total life-cycle costs, when compared to steel, fiberglass, or concrete (Electrical World 1997).

Table 6.1 gives the construction cost estimate for the proposed Haynesville-Mullen interconnection. The construction cost estimate is $13.6 million for Stage 1, and $15.5 million for Stage 2, leading to a total cost of $29.1 million. The total $29.1 million cost for this transmission line translates into an annual capacity cost of roughly 23 to 35 $/kW-year, depending upon how much firm transmission capacity is available after accounting for reliability and stability concerns. 21 This is equivalent to an energy cost of roughly 0.44 to 0.66 c/kWh. 22







21. Here we assume a fixed charge factor of 12 percent. The low end of the range is based on the full 150 MW thermal capacity of the line. The high end of the range is based on the assumption that only 100 MW of firm capacity will be available due to reliability and stability constraints.

22.  Here we assume a load factor of 60 percent and total losses of 3.5 percent.


Competition and Market Power in the Northern Maine Electricity Market   Page 34

Table 6.1  Construction Cost Estimate-Proposed Haynesville-Mullen
Interconnection

Stage 1                                              Cost
Extension to the Mullen Substation                $1,030,000.
25-mile 138-kV line ($356K/mile)                  $8,936,780.
Haynesville Substation                            $3,550,000.
Regulatory Cost                                     $118,000.
Subtotal - Stage 1                               $13,634,780.

Stage 2 (rebuild of Line 6910)
42-mile 138-kV line ($356K/mile)                 $14,669,136.
Mullen termination                                  $365,000.
Flo's Inn termination                               $430,000.
Regulatory Cost & Permit Fees                        $50,000.
Subtotal - Stage 2                               $15,514,136.
TOTAL                                            $29,148,916.
Source:  See Appendix C.

More details on these construction cost estimates are provided in Appendix C. Table C.2 gives the construction cost estimate per mile for the proposed 138-kV line. This estimate is based on the estimate given in the Acres report for a 115-kV single-circuit, overhead, H-frame, wood-pole transmission line (Acres
1996). Cost estimates in the Acres report have been updated in Table C.2 for 138-kV construction. As shown, the cost is $356,047 per mile, excluding the cost for purchasing right-of-way. Table C.3 gives construction cost estimates for the substations at Haynesville, Mullen, and Flo's Inn. Sample material costs are given in Table C.4.

Similar Tap Line Proposed by Bowater Paper Company

The Bowater paper company (formerly Great Northern Paper) has proposed the construction of an 11.7-mile, 115-kV, 225 MVA, transmission line from its mill in East Millinocket to a new substation and tap on the MEPCO line at Mattaseunk (north of Chester). The estimated cost of this tap line, provided by Duke Engineering & Services, is $250,000 per mile, which is based on single wood-pole construction with the three phases in a delta configuration on post insulators. For our cost estimate of the 138-kV line in Table 6.1, we assume an H-frame wood-pole construction, with a cost of $356,000 per mile. We choose this configuration because it is consistent with standard construction in New England and its superior performance under storm loading (wind and ice, as well as lightning).

Following a modernization program, Bowater's peak load is estimated at 195 MW. Bowater proposes to purchase an average of 71 MW via its proposed tap line, with the remaining load served by Bowater generation. It is expected that the south-to-north transfer capacity over the MEPCO line would be increased by the improved voltage support that the proposed Bowater tap line provides. However, power-flow studies are required to determine the increase in transfer capacity.




Competition and Market Power in the Northern Maine Electricity Market   Page 35

The New Line Might Not Resolve the South-to-North Transmission Constraint.

MPS claims that if the new line were connected at Haynesville, existing south-to -north transfer limitations would not be improved (MPS 3/1998). In particular, following a disturbance resulting in the loss of the largest single generating unit, the new Mullen-to-Haynesville line would likely trip out of service.

In the opinion of HWC, south-to-north transfer limitations would be improved if the new line were connected at Orrington, rather than Haynesville (HWC 6/1998). However, the length of a new line from Mullen to Orrington would be greater than 50 miles. Operational studies (power flow and stability) would be required to examine these operational issues further.

Therefore, all of the issues discussed in Section 6.2 would continue to pertain to this new transmission line. Anyone wishing to obtain firm capacity on the new line would have to arrange for NBP's Tie Line Interruption Service. Consequently, the new MEPCO tap line -- which was intended to bypass the NBP transmission system and dominant role in the region -- would be subject to some degree of NBP intervention after all.

Technical Concerns With the New MEPCO Tap Line.
The PTI study identified two potential problems with this new line. One is the possibility of a large power flow through the MPS system should the Keswick end of the 345-kV MEPCO line inadvertently open while both the Orrington end and the tap at Haynesville remain closed. The other is the likelihood of high voltages in the southern part of the MPS system should the Keswick and Orrington ends of the MEPCO line be opened before the tap at Haynesville is opened. The PTI study concluded that special steps in the design of the protection and control of the 345-kV MEPCO line are warranted to overcome these problems.

MPS also raises reliability and safety issues associated with the new MEPCO tap line. It notes that the line could cause MPS's entire system to become radial and would require at least two of the three interconnections with NBP to be closed (MPS 3/1998). However, MPS also notes that while these issues are of "paramount concern" for the company, it could utilize some form of relay protection in order to maintain its connections with NBP and avoid making its entire system radial. MPS does not expect that this protection would require any substantial expense that would undermine the potential for building the new MEPCO transmission tap (MPS 8/1998).

Construction and Payment of the New Line.
MPS and MEPCO are the two likely developers of a new MEPCO tap line. MEPCO would be acting on behalf of its member companies -- BHE, CMP and MPS. Another option is for a non-profit entity to develop the new MEPCO tap line. Such an entity would require less financing costs than MPS or MEPCO (HWC & VBLP 11/1998).

MPS has not expressed an interest in constructing the MEPCO tap line. It does cite the line as the most commonly analyzed route for bringing power into northern Maine from New England, but it also raises a number of reliability and stability concerns about such a line (Bustard, Louridas, Brown 1998; MPS 3/1998).

Competition and Market Power in the Northern Maine Electricity Market   Page 36


A CMP representative has expressed some interest in the potential business opportunities of the MEPCO tap line. CMP could build the line through their affiliation with MEPCO, and could use it to sell transmission capacity to generation companies seeking to transmit power into or out of northern Maine. However, CMP has not studied this issue in depth, and does not currently have any plans to do so (CMP 1998).

BHE has no economic or business interest in the tap from the MEPCO line to northern Maine, because such a line is not necessary given that NBP can supply the load with its existing transmission system. In addition the Tie Line Interruption Service removes the need for such a line, and northern Maine is not a region that BHE serves (BHE 9/1998; BHE 10/1998).

It appears as though the line would have to be paid for by either MPS or MEPCO, depending upon who is the primary developer of the line. The costs of the new transmission line would then be rolled into the existing transmission rates of the project developer.

ISO-NE is currently developing protocols regarding who should pay for the construction of new transmission lines that serve the NEPOOL grid. The MEPCO tap line would likely be considered as a new transmission line constructed for the purpose of connecting ISO-NE with a neighboring system. If so, then a portion of the costs on the New England side of the line might be paid by transmission companies within the ISO-NE. However, this is not a certainty.

In sum, it appears as though the majority, if not the entirety, of the costs of the new MEPCO transmission line would have to be borne by the project developer, which could be MPS, MEPCO or potentially a non-profit entity.

While the estimated cost of this new transmission line (23-35 $/kW-year) is less than or close to the cost of transmitting power across the NBP system (34 $/kW-year), it is not at all clear whether such a line would be economically justified. The primary uncertainty is whether the new transmission line would be used enough to cover its costs, given that there already is sufficient transmission capacity available from NBP to serve the northern Maine market.

6.4 Encourage the Northern Maine Distribution Companies to Participate in the ISO-NE Market.

A new transmission line from MPS to MEPCO could increase the degree of competition in northern Maine at both the retail and wholesale level by allowing generation companies to enter the market without having to wheel power through NBP. However, in order to enjoy all of the benefits available from the competitive wholesale generation market in New England, MPS, HWC, VBLP and EMEC would have to also participate in the ISO-NE market.

Additional study will be necessary to determine what will be required of the northern Maine T&D utilities in order to participate in the ISO-NE market. We assume that at a minimum this will require transferring from the Maritime Pool control area and into the NEPOOL control area.


Competition and Market Power in the Northern Maine Electricity Market   Page 37

Participating in the ISO-NE would create the following benefits for the electricity market in northern Maine:

* Retail and wholesale electricity purchasers in northern Maine would have access to the wholesale spot market in New England, providing an important alternative to bilateral contracts. As described in Section 2.6, a spot market provides greater opportunities for new entrants, increases the ability of purchasers to obtain the lowest-cost electricity, and promotes more efficient market behavior by providing consistent, reliable and transparent information on a real-time basis.

* Generation companies located in northern Maine would have access to the electricity market in New England. This access would provide important opportunities to sell outside of northern Maine, and it would provide opportunities to purchase power from the pool to complement or back-up the power sales within northern Maine.

* Generation companies seeking to sell Standard Offer services in northern Maine would have access to the wholesale spot market in New England.

* The Commission and the distribution companies in northern Maine would be able to take advantage of the market power mitigation measures that are currently being established by ISO-NE. These measures would provide (a) a mechanism for identifying and resolving market power problems as they arise in northern Maine,
(b) lessons and insights from the identification and resolution of market power problems in New England, and (c) a benchmark for assessing the severity and frequency of market power problems that arise in northern Maine.

There will be some costs associated with participating in the ISO-NE. In addition to the $500 annual membership fee, participants are allocated indirect costs associated with the ISO operation, including regional network service costs, congestion costs, and ISO operating expenses (ISO-NE 10/1998, CMP 1998). The transaction-based costs are allocated on the basis of load, so the costs for the Maine transmission and distribution utilities will be relatively small.

It is possible for MPS, HWC, VBLP and EMEC to participate in the ISO-NE market without becoming members of NEPOOL. 23 If these utilities participate in the ISO-NE, there does not appear to be many additional benefits available from joining NEPOOL as well. The only obvious benefit is that by being a member of NEPOOL these utilities would be able to play a role in the ISO decision-making process, allowing them to influence policies regarding transmission pricing, planning and siting, spot market operation and protocols, and reliability requirements. However, their representation in the ISO-NE is likely to be very small given the size of their loads.

In the past, the Commission required MPS to conduct periodically a study of the costs and benefits of becoming members of NEPOOL. These NEPOOL Entry Studies found that the costs to MPS of joining NEPOOL were greater than the benefits to MPS. The

23. Load serving entities that own generation must be a member of NEPOOL in order to participate in the ISO-NE. After the MPS divestiture, none of these utilities will own generation capacity.
Competition and Market Power in the Northern Maine Electricity Market   Page 38


most recent NEPOOL Entry Study was filed with the Commission in December 1992, and found that the costs of joining NEPOOL exceeded the benefits by roughly $0.9 to $1.3 million per year. The study looked at the costs and benefits associated with three aspects of joining NEPOOL: operation and dispatch, transmission and wheeling, and administration expenses such as billing and management. The study found that costs exceeded benefits in each of these three areas.

MPS has not conducted a study of the costs and benefits of participating in ISO-NE. Through personal communications with company representatives, MPS noted that it would be difficult to perform an updated NEPOOL Entry Study at this time because of all the uncertainties and unresolved issues associated with the transition from NEPOOL to ISO-NE.

We believe that this is an opportune moment for conducting a study of the costs and benefits of MPS (as well as HWC, VBPL and EMEC) participating in ISO-NE. The results of earlier NEPOOL Entry Studies are no longer relevant. The three aspects studied by MPS in the past -- dispatch, transmission and administration -- will be fundamentally different under the ISO-NE, and could easily have benefits that exceed costs. More importantly, now that retail competition is to be introduced in northern Maine there may be significant market power benefits of participating in ISO-NE that should be considered by the T&D utilities and the Commission.

A study of participating in the ISO-NE should investigate the following issues:

     * What are the costs, benefits and implications of northern Maine utilities participating in ISO-NE? What are the benefits to northern Maine in terms of reducing market power concerns?
     * What are the costs, benefits and implications of northern Maine utilities becoming members of NEPOOL?
     * To what extent could the existing MEPCO line be used by utilities in northern Maine to access the ISO-NE?
     * What are the costs, benefits, and implications of building a new transmission link between MPS and NEPOOL, in order for northern Maine utilities to participate in the ISO-NE market?

New England offers electricity customers in northern Maine the only opportunity to access a competitive wholesale electricity market in the foreseeable future. Therefore, we believe that a study of the costs and benefits of participating in the ISO-NE market should be one of the highest priorities of the Commission in its efforts to address market power issues in Maine.











Competition and Market Power in the Northern Maine Electricity Market   Page 39


7.   Conclusions and Recommendations

7.1  Synthesis of Our Analysis

Under current conditions the electricity market in northern Maine is likely to be subject to market power problems. The primary causes of market power in the region are: the isolation of the market, the small size of the market, the lack of access to a competitive wholesale electricity market, and the dominant role played by NBP in the region.

Role of New Brunswick Power

While many of these causes can be addressed by the strategies and options discussed in the study, the greatest cause of market power concern -- New Brunswick Power -- poses a significant challenge. NBP has the ability to exploit its role as the only provider of transmission into northern Maine, thereby limiting the amount of competitive generation suppliers that can reach the area. Not only does it have control over the current transmission into northern Maine, it can also play an influential role in many of the solutions that we have considered in this study:

     * Hydro-Quebec is currently not willing to sell power into the northern Maine market, because NBP's transmission tariff is not comparable with its own.
     * NBP has the ability to reduce the economic benefits of building a new transmission line to MPS -- either from Hydro-Quebec or from New England -- by reducing the price of its wheel-through tariff. NBP's ability to influence the construction of a new transmission line allows it to maintain its dominant role over transmission in the northern Maine region.
     * Generation companies in New England may be reluctant to sell power into the northern Maine market, due to the high NBP wheel-through tariff and NBP's ability to unilaterally modify the terms and conditions of transmission service.
     * Those generation companies that choose to sell power into the northern Maine market over the existing MEPCO line would have to buy back-up Tie Line Interruption Service from NBP.
     * Those generation companies that wish to sell power into the northern Maine market over a new transmission line would have to buy back-up Tie Line Interruption Service from NBP.
     * The only option that we have considered in this report that does not require some role by NBP is that of increasing the number of competitive generation companies within northern Maine. However, the potential to substantially reduce market power through this option is quite limited, as discussed in Section 3.

In recent months, NBP has made some important offers to mitigate concerns about its influence on the electricity market in northern Maine. These include (a) providing a Tie Line Interruption Service that can provide back-up power to mitigate the south-to-north constraint on the MEPCO line, (b) providing fixed terms and conditions for its

Competition and Market Power in the Northern Maine Electricity Market   Page 40


transmission tariff, including a price cap, (c) unbundling its operations and providing services under a code of conduct, (d) working with the government of New Brunswick to establish a process to regulate New Brunswick Power's transmission services, (e) working with the Commission to develop regulations and contractual arrangements that would lead to market conditions satisfactory to the Commission, and (f) supporting the efforts of the Northern Maine Working Group in developing a BPSA for the region (NBP 10/28/1998).

These proposals from NBP are significant and might resolve the issues regarding its dominant role in the northern Maine electricity market. However, there remains some uncertainty as to the extent to which these measures will fully address the market power concerns discussed in this study. For example:

     * The Tie Line Interruption Service is currently available for only five years. Uncertainty regarding the following years might pose a barrier to some generation companies interested in the northern Maine market. NBP's surplus generation is likely to be reduced after five years, and the Company might not be willing to offer such favorable terms for the Service with less surplus generation available.
     * It is unclear whether the transmission price cap and fixed terms and conditions proposed by NBP will apply equally to all transmission users. It is unclear whether they will conform to the standards of FERC's pro-forma transmission tariff. It is also unclear whether NBP will provide competing generation companies with transmission prices, terms and conditions that are comparable to those of the transmission services that it takes for itself.
     * While unbundling of the NBP merchant activities and transmission services is a positive step, codes of conduct can be difficult to monitor and enforce. Most states that are implementing retail competition, including Maine, are encouraging or requiring electric utilities to divest their generation assets instead of relying upon codes of conduct to prevent vertical market power problems. In addition, the Maine Public Utilities Commission has no jurisdiction over codes of conduct that apply to NBP.
     * While the BPSA might provide an important settlement function in the northern Maine electricity market, it is not expected to have all of the features and provide all of the functions of a typical ISO. It is not yet clear whether the BPSA will be sufficiently independent of New Brunswick Power. In fact, NBP has expressed an interest in providing the generation bidding function and the wholesale settlement functions of the BPSA (MPS 10/29/1998).

Conditions for a Competitive Electricity Market in Northern Maine

In sum, there are three broad conditions that will help to promote a fully competitive retail electricity market in northern Maine. These conditions are outlined in turn below. If any one of these inter-dependent conditions is not met, then the region will continue to be subject to market power concerns.

1. Northern Maine should be provided with open access, non-discriminatory transmission services -- including transmission services for imported power. Such import

Competition and Market Power in the Northern Maine Electricity Market   Page 41


transmission services could either be provided through NBP or through a new transmission line to the rest of New England. If NBP is relied upon for import transmission services, then it should demonstrate its commitment to open access, non-discriminatory services by taking the following four steps.

     * NBP should follow-through with its offer to contractually agree to fixed terms and conditions of its transmission tariff. The same terms and conditions should be made available to all generation companies purchasing transmission services from NBP.
     * NBP should follow-through with its offer to cap its transmission rates until a regulatory body is established in New Brunswick with jurisdiction over transmission tariffs.
     * NBP should demonstrate that its transmission tariffs are comparable with FERC's pro-forma transmission tariff.
     * NBP should demonstrate that the terms and conditions of the transmission services that it provides to others are comparable to the terms and conditions of the transmission services that it takes for itself. In particular, it should demonstrate whether the existing discrepancy between its wheel-through and wheel-out transmission rates is cost-justified. If the discrepancy is not cost-justified, then NBP should eliminate it.

2. Northern Maine should have access to a fully competitive wholesale electricity market. Such a market could, in theory, be achieved by either participating in ISO-NE, developing a fully competitive market through the BPSA, or promoting wholesale competition within the Maritime Pool. Participating in ISO-NE appears to be the most effective option, because the latter two options will not provide the level of wholesale competition necessary to address the market power concerns in northern Maine.

Access to ISO-NE would be easiest to obtain through the existing MEPCO line. This would require open access non-discriminatory transmission services through the NBP system (condition #1 above), because that is the only transmission access that MPS has to the MEPCO line.

Access to ISO-NE could also be obtained through a new transmission line from MEPCO to MPS. However, the most likely prospect for such a line would not resolve the south-to-north transmission constraint on the existing MEPCO line. In addition, it is highly uncertain whether such a line would be economically justified, given that there already is sufficient transmission capacity available from NBP to serve the northern Maine market. On the other hand, a new transmission line from MEPCO to MPS might be necessary to access ISO-NE if NBP does not provide open access non-discriminatory transmission services, or if the transmission capacity between NBP and MPS is not sufficient to carry the load between northern Maine T&D utilities and ISO-NE.

In order for the northern Maine T&D utilities to participate in ISO-NE, they would have to secure sufficient Tie Line Interruption Service to support south-to-north transmission over the MEPCO transmission line. This will be the case even if a new transmission line from MEPCO to MPS is constructed. Any uncertainties about the terms and conditions

Competition and Market Power in the Northern Maine Electricity Market   Page 42


of the Tie Line Interruption Service, including uncertainties regarding the prospects for services five years in the future, would have to be resolved.

3. A sufficient number of generation companies should be able to reach northern Maine T&D utilities. If the previous two conditions are met, then it is safe to conclude that there will be a sufficient number of generation companies willing and able to serve the northern Maine market. Hydro-Quebec would be likely to play an active role in the region, and connection with ISO-NE should provide sufficient opportunities from competitive generation companies in New England.

7.2  Recommendations

Given the potential for market power problems in northern Maine, we recommend that the Commission address the issue from a number of angles. The two overarching goals of the Commission should be: (1) to encourage the distribution companies within northern Maine to obtain access to a fully competitive wholesale electricity market, and (2) to promote open access, non-discriminatory transmission services for power imported into the northern Maine system. To help achieve these goals, we recommend the Commission pursue the following specific actions:

1. Conduct further research. There are a number of areas where further research will shed light on some important issues raised in our study. For example, the Commission should:

     * Require the Northern Maine Working Group on Settlement to conduct a thorough review of the costs and benefits of participating in the ISO-NE market. The review should account for the benefits of reducing market power concerns in northern Maine. The study should also include an analysis of the advantages and disadvantages of participating in ISO-NE versus developing and implementing the BPSA. 24
     * Review TransEnergie's study of constructing a transmission line from Hydro-Quebec to MPS. An initial draft of the study is due to be completed soon.
     * Investigate a new transmission line between New England and MPS. The Commission should begin discussions with MPS, CMP, BHE, and MEPCO to investigate the advantages and disadvantages of constructing such a line, as well as who would act as project developer for the line.

2. Encourage NBP to provide truly non-discriminatory, open-access transmission service. The four steps necessary for NBP to demonstrate that such transmission service will be provided in the near term are: (a) NBP should contractually agree to fixed terms and conditions of its transmission tariff for all generation companies; (b) NBP should cap its transmission rates; (c) NBP should demonstrate that its


24. The northern Maine Working Group on Settlement has recently discussed the option of participating in ISO-NE, and has begun corresponding with the ISO-NE to inquire about the implications of participation. (MPS 10/21/1998).

Competition and Market Power in the Northern Maine Electricity Market   Page 43

     transmission tariffs are comparable with FERC's pro-forma transmission tariff; and (d) NBP should demonstrate that the terms and conditions of the transmission services that it provides to others are comparable to the terms and conditions of the transmission services that it takes for itself.

3. Oversee the development of the BPSA in northern Maine. The first order of business should be to determine whether the services offered by the BPSA would be better provided by participating in the ISO-NE market instead.
     If the BPSA turns out to be the best or most practical approach, the Commission should ensure that it is governed and operated in a way that (a) is independent of the T&D utilities and NBP, (b) mitigates the market power concerns in the region, and (c) includes market power monitoring and prevention measures similar to those adopted by ISO-NE.

4. Encourage the distribution companies in northern Maine to participate in the ISO-NE market, if further research indicates that participation is feasible and the benefits are likely to exceeds the costs.

5. Work with NBP to follow-up on its offers to establish regulations and contractual arrangements that would lead to market conditions satisfactory to the Commission.

6. Participate in the New Brunswick government's legislative review process regarding the restructuring and associated regulation of the electricity market in New Brunswick. The Commission can play an important role in informing the New Brunswick government about the conditions necessary to make the New Brunswick market sufficiently competitive to support the northern Maine electricity market.

7.3  The Costs and Benefits of Addressing Market Power in Northern Maine.

Our conclusion that there is likely to be significant market power concerns in northern Maine for the foreseeable future raises two critical questions for the
Commission:
     * Are the negative implications of market power in northern Maine likely to be so great that the Commission should not open that market up to retail competition?
     * If the Commission does open the northern Maine market up to retail competition, are the costs associated with the market power mitigation measures worth the benefits enjoyed in terms of reduced market power?

The first question is difficult to answer. It requires a comparison of (a) the benefits of retail competition relative to continued regulation, with (b) an estimate of the increase in electricity costs that northern Maine customers are likely to experience as a result of market power. The benefits of retail competition are speculative and depend upon a variety of factors that are difficult to anticipate. An estimate of the likely price increase resulting from market power is beyond the scope of this study. At this time, all we can safely say is that if retail competition is introduced in northern Maine without implementation of some of the important market power mitigation measures identified in this report, electricity customers are likely to pay prices that are significantly higher than those available from a competitive electricity market.
Competition and Market Power in the Northern Maine Electricity Market   Page 44


The second question may be a little easier to answer -- with additional information. The only two measures discussed above that are likely to require significant costs are the new transmission lines between MPS and Hydro-Quebec or New England, and participating in the ISO-NE market. The Commission should be able to access the on-going Hydro-Quebec study regarding a new transmission line connection with MPS. A new study of the costs and benefits of participating in ISO-NE, and a new study of the costs of a new transmission link between NEPOOL and MPS, would provide important information regarding the advantage of those options relative to the disadvantages of market power in northern Maine. Such studies would be essential in answering the second question raised above.









































Competition and Market Power in the Northern Maine Electricity Market   Page 45
8.   References

Acres International Corporation (Acres) 1996. Life-Cycle Cost Studies for Overhead and Underground Electric Transmission Lines, Amherst, NY, July.

Bangor Hydro Electric (BHE) 10/1998. Comments on Review Draft of "Competition and Market Power in the Northern Maine Electricity Market," October 28, 1998.

BHE 9/1998. Personal communication with Jeff Jones, Manager of Power Supply, September 2.

Bustard 1998. Prefiled Direct Testimony, representing Maine Public Service Company, MPS Petition for Authorization for Sale of Generation Assets, before the Maine Public Service Commission, Docket No. 98-584, August.

Bustard, Louridas, Brown 1998. Prefiled Direct Testimony, representing Maine Public Service Company, MPS Petition for Authorization for Sale of Generation Assets, before the Maine Public Service Commission, Docket No. 98-584, August.

California Independent System Operator (CAISO) 1998. Preliminary Report on the Operation of the Ancillary Services Markets of the California Independent System Operator, prepared by the Market Surveillance Committee of the California ISO, August.

Central Maine Power Company (CMP) 1998. Personal communication with Steve Garwood, August 17, September 2 and October 5.

Clark and Cote 1998. Direct Testimony of John L. Clark and Gilles Cote, before the Maine Public Utilities Commission, on behalf of Houlton Water Company, Docket No. 98-584, October 28, 1998.

Department of Justice (DOJ) and Federal Trade Commission (FTC) 1992. Statement Accompanying Release of Revised Merger Guidelines, April.

Eastern Maine Electric Cooperative (EMEC) 10/1998. Comments on Review Draft of "Competition and Market Power in the Northern Maine Electricity Market," October 30, 1998.

EMEC 3/1998.  EMEC's Response to the Commission's NOI, Docket No. 97-586, March
5.

Econosult 1998. Issues Report: Maine Public Service Company Generation Assets Divestiture Plan, prepared for the Maine Public Service Commission, January.

Electrical World 1997. Transmission Structures-Find the Most Cost-effective Options, December, pp.38-43.

Energy Information Administration (EIA) 9/1998. Challenges of Electric Power Industry Restructuring for Fuel Suppliers, DOE/EIA-0623.

EIA 7/1998. The Changing Structure of the Electric Power Industry: Selected Issues, DOE/EIA-0620.

Competition and Market Power in the Northern Maine Electricity Market   Page 46

Federal Energy Regulatory Commission (FERC) 1998. Revised filing Requirements Under Part 33 of the Commission's Regulations, Notice of Proposed Rulemaking, Docket No. RM98-4-000, April 16.

FERC 1997. Order Accepting for Filing and Suspending Proposed Tariffs, Establishing Optional Procedures and Consolidating Dockets, Docket Nos. EC97-5-00, ER97-412-000 and ER97-413-000, July 16.

FERC 1996. Inquiry Concerning the Commission's Merger Policy Under the Federal Power Act: Policy Statement, Order no. 592, Docket No. RM96-6-000, December 18.

Houlton Water Company and Van Buren Light and Power District (HWC & VBLP) 11/1998. Comments on Review Draft of "Competition and Market Power in the Northern Maine Electricity Market," November 3, 1998.

Hydro-Quebec (HQ) 10/30/1998. Comments on Review Draft of "Competition and Market Power in the Northern Maine Electricity Market," October 30, 1998

HQ 8/1998. Personal communications with Katherine Bert, August 17 and August 24.

HQ 3/1998. Hydro-Quebec's Response to the Commission's NOI, Docket No. 97-586, March 13.

Independent System Operator New England (ISO-NE) 10/1998. Discussions with Jim Sinclair of ISO-NE, August 12 and October 6.

ISO-NE 6/1998. Interconnection Study Status, posted on ISO-NE web site www.iso-ne.com, as of June 25, 1998.

Paul Joskow 1995. Horizontal Market Power in Wholesale Power Markets, Massachusetts Institute of Technology, August.

Maine Department of Attorney General (ME AG) 9/1998. Memorandum from Francis Ackerman regarding telephone conversation with Darrell Bishop and Arden Trenholm of NBP, September 25 1998; and Memorandum from Francis Ackerman regarding telephone conversation with Gordon Weil, September 24 1998.

Maine Department of the Attorney General and Maine Public Utilities Commission 1998. Market Power In Electricity: A Study of Market Power Issues Raised by the Prospect of Retail Competition in the Electricity Industry, presented to the Joint Standing Committee on Utilities and Energy of the Maine Legislature, Interim Report, January 13.

Maine Public Service Company (MPS) 10/29/1998. Minutes of Meetings of the Northern Maine Working Group on Settlement, describing meetings and teleconferences held on October 2 and October 23.

MPS 10/26/1998 Comments on Review Draft of "Competition and Market Power in the Northern Maine Electricity Market," October 26, 1998

MPS 10/21/1998. Letter to Robert Charpentier, President and Chief Executive Officer of ISO-NE, regarding potential for northern Maine T&D utilities joining ISO-NE.
Competition and Market Power in the Northern Maine Electricity Market   Page 47

MPS 9/1998. Minutes of Meetings of the Northern Maine Working Group on Settle-ment, describing meetings and teleconferences held on August 13, August 31, and September 3.

MPS 8/1998. Personal communications with representatives of MPS including: a letter from Steve Johnson to Tim Woolf dated 8/2198; and a phone conversation with Steve Johnson, Bill St. Cyr, and Frederick Bustard on 8/13/1998.

MPS 3/1998. MPS's Response to the Commission's NOI, Docket No. 97-586, March 2.

MPS 1992. NEPOOL Entry Study, New England Electric Power Pool Agreement Review Pursuant to Chapter 390, January.

Maine Public Utilities Commission (MPUC) 2/1998. Maine Public Service Company Divestiture of Generation Assets, Order, Docket No. 97-670, February 20.

MPUC 1/1998. Public Utilities Commission Study of Northern Maine Connections to the Electricity Grid, Notice of Inquiry, Docket No. 97-586, January 28.

Munster, F 1998. Comments on Review Draft of "Competition and Market Power in the Northern Maine Electricity Market," October 27, 1998

New Brunswick Department of Natural Resources and Energy 10/1998. Comments on Review Draft of "Competition and Market Power in the Northern Maine Electricity Market," October 28, 1998

New Brunswick Department of Natural Resources and Energy 2/1998. Electricity in New Brunswick Beyond 2000, Discussion Paper, February.

New Brunswick Power (NBP) 10/1998. Comments on Review Draft of "Competition and Market Power in the Northern Maine Electricity Market," October 28, 1998

NBP 10/1998. Personal communication with Darrell Bishop and Arden Trenholm, October 7, 1998.

NBP 8/1998. Letter and attachments from Darrell Bishop, Director of Bulk Power Marketing at NBP to Tim Woolf.

NBP 3/1998. NBP's Response to the Commission's NOI, Docket No. 97-586, March 3.

NBP 1/1998. Tariff for Out and Through Point-to-Point Transmission Service, Effective Date: January 1 1998.

New Brunswick Restructuring Task Force 1998, Electricity in New Brunswick and Options for Its Future, Co-Chaired by David Hay and Donald Savoie, July.

New England Power Pool (NEPOOL) 1997. Market Monitoring and Reporting and Market Power Mitigation Proposal, December.

Northern Maine Working Group on Settlement 11/1998. Northern Maine BPSA Draft Framework Document, submitted to the Commission on November 12, 1998.


Competition and Market Power in the Northern Maine Electricity Market   Page 48


Power Technologies, Inc (PTI) 1984. Load Flow Study of the 396 Tap for Maine Public Service Company, J.W. Feltes & H.K. Clark, Schenectady, NY, March.

Tabors 1998. Prefiled Direct Testimony, on behalf of Maine Public Service Company, MPS Petition for Authorization for Sale of Generation Assets, before the Maine Public Service Commission, Docket No. 98-584, Tabors, Caramanis & Associates, August.

TransEnergie 3/1998. TransEnergie's Response to the Commission's NOI, Docket No. 97-586, March 19.

TransEnergy US 8/1998.  Personal communication with John Miller, August 19.

Weil 4/1998.  Electricity Trade: The Problem of New Brunswick Power, April.

Weil and Howe 5/1998. Personal communications with Gordon Weil and David Thorn, representing Houlton Water Company and Van Buren Light and Power District.

Weil and Howe 3/1998. Houlton Water Company and Van Buren Light and Power District's Response to the Commission's NOI, Docket No. 97-586, March 4.
































Competition and Market Power in the Northern Maine Electricity Market   Page 49


Appendix A.  Map of Northern Maine and Regional Interconnections

A map of northern Maine and interconnections with utilities in the region is attached. This map is taken directly from Exhibit BLB II-1 of Bustard, Louridas and Brown 1998.

(Picture)













































Appendix A                                                            Page A-1

Appendix B.  Herfindahl-Hirschman Index Calculations
Table B.  HHI Analysis of Various Scenarios Addressing Market Concentration.
                                                           Share of
                                                 Total       Total
Owner          Power Source                    Capacity    Capacity    HHI
                                                 (mw)
1.  Before MPS Divestiture
MPS            Hydro - Tinker                     33.5        15%     ----
MPS            Other (Hydro, Diesels)             14.6         6%     ----
MPS            Wheelabrator-Sherman               18.1         8%     ----
MPS Total      ----                               66.2        29%     864
AVEC           Wood                               32.0        14%     202
AEI            Wood                               37.0        16%     270
NBP            Imports                            90.0        40%    1597
Total          ----                              225.2       100%    2933

2.  After MPS Divestiture:  Two Buyers
Buyer 1        Hydro - Tinker                     33.5        15%     ----
Buyer 1        Other (Hydro, Diesels)             14.6         6%     ----
Buyer 1 Total  ----                               48.1        21%     456
Buyer 2        Wheelabrator-Sherman               18.1         8%     ----
AVEC           Wood                               32.0        14%     202
AEI            Wood                               37.0        16%     270
NBP            Imports                            90.0        40%    1597
Total          ----                              225.2       100%    2525

3.  After MPS Divestiture:  Three Buyers
Buyer 1        Hydro - Tinker                     33.5        15%     221
Buyer 2        Other (Hydro, Diesels)             14.6         6%      42
Buyer 3        Wheelabrator-Sherman               18.1         8%      65
AVEC           Wood                               32.0        14%     202
AEI            Wood                               37.0        16%     270
NBP            Imports                            90.0        40%    1597
Total          ----                              225.2       100%    2397

4.  HQ Provided Firm Transmission Access Through NBP
WPS            Hydro - Tinker                     33.5        15%     ----
WPS            Other (Hydro, Diesels)             14.6         6%     ----
WPS Total      ----                               48.1        21%     456
Buyer 2        Wheelabrator-Sherman               18.1         8%     ----
AVEC           Wood                               32.0        14%     202
AEI            Wood                               37.0        16%     270
NBP            Imports                            45.0        20%     399
HQ             Imports                            45.0        20%     399
Total          ----                              225.2       100%    1727

5.  Two NEPOOL Entities Provided Firm Transmission Access Through NBP
WPS            Hydro - Tinker                     33.5        15%     ----
WPS            Other (Hydro, Diesels)             14.6         6%     ----
WPS Total      ----                               48.1        21%     456
Buyer 2        Wheelabrator-Sherman               18.1         8%     ----
AVEC           Wood                               32.0        14%     202
AEI            Wood                               37.0        16%     270
NBP            Imports                            45.0        20%     399
NEPOOL         Imports                            22.5        10%     100
NEPOOL         Imports                            22.5        10%     100
Total          ----                              225.2       100%    1527

Appendix B                                                            Page B-1

Table B.  Continued

6.  Three NEPOOL Entities Provided Firm Transmission Access Through NBP
WPS            Hydro - Tinker                     33.5        15%     ----
WPS            Other (Hydro, Diesels)             14.6         6%     ----
WPS Total      ----                               48.1        21%     456
Buyer 2        Wheelabrator-Sherman               18.1         8%     ----
AVEC           Wood                               32.0        14%     202
AEI            Wood                               37.0        16%     270
NBP            Imports                            45.0        20%     399
NEPOOL         Imports                            15.0         7%      44
NEPOOL         Imports                            15.0         7%      44
NEPOOL         Imports                            15.0         7%      44
Total          ----                              225.2       100%    1460

7.  HQ Provided Firm Access Through New 100 mw HQ/MPS Transmission Line
WPS            Hydro - Tinker                     33.5        10%     ----
WPS            Other (Hydro, Diesels)             14.6         4%     ----
WPS Total      ----                               48.1        15%     219
Buyer 2        Wheelabrator-Sherman               18.1         6%     ----
AVEC           Wood                               32.0        10%      97
AEI            Wood                               37.0        11%     129
NBP            Imports                            90.0        28%     766
HQ             Imports                           100.0        31%     946
Total          ----                              325.2       100%    2157

8.  Two NEPOOL Entities Provided Firm Access Through New 100 mw MEPCO Line
WPS            Hydro - Tinker                     33.5        10%     ----
WPS            Other (Hydro, Diesels)             14.6         4%     ----
WPS Total      ----                               48.1        15%     219
Buyer 2        Wheelabrator-Sherman               18.1         6%     ----
AVEC           Wood                               32.0        10%      97
AEI            Wood                               37.0        11%     129
NBP            Imports                            90.0        28%     766
NEPOOL         Imports                            50.0        15%     236
NEPOOL         Imports                            50.0        15%     236
Total          ----                              325.2       100%    1684

9.  Three NEPOOL Entities Provided Firm Access Through New 100 mw MEPCO Line
WPS            Hydro - Tinker                     33.5        10%     ----
WPS            Other (Hydro, Diesels)             14.6         4%     ----
WPS Total      ----                               48.1        15%     219
Buyer 2        Wheelabrator-Sherman               18.1         6%     ----
AVEC           Wood                               32.0        10%      97
AEI            Wood                               37.0        11%     129
NBP            Imports                            90.0        28%     766
NEPOOL         Imports                            33.3        10%     105
NEPOOL         Imports                            33.3        10%     105
NEPOOL         Imports                            33.3        10%     105
Total          ----                              325.2       100%    1526

10.  HQ and Three NEPOOL Entities Provided Firm Access Through Two New Lines
WPS            Hydro - Tinker                     33.5         8%     ----
WPS            Other (Hydro, Diesels)             14.6         3%     ----
WPS Total      ----                               48.1        11%     128
Buyer 2        Wheelabrator-Sherman               18.1         4%     ----
AVEC           Wood                               32.0         8%      57
AEI            Wood                               37.0         9%      76
NBP            Imports                            90.0        21%     448
HQ             Imports                           100.0        24%     553
NEPOOL         Imports                            33.3         8%      61
NEPOOL         Imports                            33.3         8%      61
NEPOOL         Imports                            33.3         8%      61
Total          ----                              425.2       100%    1446





































Appendix B                                                            Page B-2

Appendix C.  Transmission Cost Estimates

Figure 1 shows a single-line diagram of the proposed Haynesville-Mullen interconnection, which consists of the following facilities:

(1)  An extension to Mullen substation containing:
     * One 138-kV and one 69-kV circuit breaker
     * One 69/138-kV transformer
(2)  A 138-kV Mullen-Haynesville transmission line of about 25 miles
(3)  A substation at Haynesville containing:
     * A 345-kV bus
     * Three 345-kV and one 138-kV circuit breakers
     * A 138/345-kV transformer







































Appendix C                                                            Page C-1












                              (Picture)




          Figure 1 - Proposed Mullen-Haynesville Interconnection





































Appendix C                                                            Page C-2


Figure 2 below shows the transmission line configuration selected for the cost estimate: a 138-kV shielded single-circuit line, H-frame wood-pole construction.








                              (Picture)



               Figure 2 - 138kV Shielded Single-Circuit Line
                    H-Frame Wood-Pole Construction




































Appendix C                                                            Page C-3

                                                                 Exhibit 99(u)
                              STATE OF MAINE
                        PUBLIC UTILITIES COMMISSION
In Re Market Power Study ) Docket No. 97-877
                         )
                              FINAL REPORT

                            I. INTRODUCTION

     Following enactment on May 29, 1997 of historic electric restructuring legislation, 1 the Legislature directed the Department of the Attorney General ("Department") and the Public Utilities Commission ("Commission") "to conduct a study of market power issues raised by the prospect of competition in the electric industry," and to provide "a final report of their findings and recommendations no later than December 1, 1998." 2 This report, presented to the Joint Standing Committee on Utilities and Energy jointly by the Department and the Commission, responds to that legislative mandate. The report includes specific legislative recommendations. Proposed draft legislation designed to implement those recommendations will follow.

A. The Statute
     Maine's electric industry restructuring statute opens the State's retail electricity markets to competition as of March 1, 2000, enabling consumers to choose among competing energy providers. The underlying premise of the statute is that competitive markets result in higher quality products at lower prices. In addition to initiating retail choice, the new law:
- requires investor-owned utilities to divest most generation assets, while allowing them to retain transmission and distribution ("t&d") assets























1 P.L. 1997 ch. 316, codified at 35-A M.R.S.A. sections 3201-3217.
2 P.L. 1997 ch. 447 Part B sections B-1, B-6.

     - preserves state regulation of electricity delivery systems, i.e., t&d services

     - permits regulated t&d companies to engage in retail marketing through unregulated affiliates, subject to a code of conduct and a market share limitation

     - imposes a Renewable Portfolio Standard ("RPS"), requiring competitive providers to demonstrate that 30% of their supply portfolio derives from renewable resources (as defined)

     - ensures the availability of default "standard offer" retail service for consumers who prefer not to select a competitive provider.

B. The Context

     Electric industry restructuring initiatives are proceeding at the federal level and in numerous states in the United States. Internationally, restructuring is well advanced in several countries, including New Zealand, the United Kingdom and Norway. Because of the size and economic importance of the energy sector, these restructuring efforts are unprecedented both in their scale and in the scope of their economic implications.
     Until relatively recently, it was generally accepted that competition was simply not feasible in an industry dominated by monopoly fiefdoms. Historically, the U.S. electric industry developed as a patchwork of isolated, vertically-integrated monopoly utility systems, each generating and distributing energy to retail customers in a discrete service territory. Retail rates were, and in most U.S. jurisdictions still are, subject to regulation by state Public Utilities Commissions. As interconnections between utility systems were forged to enhance reliability, and regional grids took shape, a wholesale market developed. Today, utilities purchase electricity in the wholesale market from other utilities and from independent energy producers. Interstate wholesale rates and transmission rates are subject to federal regulation, specifically by the Federal Energy Regulatory Commission ("FERC").

     Maine and several other New England states (and numerous other states across the country) are opening retail markets to competition on varying schedules. At the same time, FERC is moving to introduce competition into wholesale markets. The agency now permits energy wholesalers to charge market-based rates if they can demonstrate that they do not possess, or have adequately mitigated, market power in the relevant market. The New England Power Pool ("NEPOOL"), the regional utility consortium, currently has an application pending before FERC for authority to charge market-based rates.

     As wholesale and retail restructuring moves forward regionally and nationally, the shape and character of the industry will be altered in important respects:

     - vertical integration will diminish as states mandate or encourage separation of generation and transmission, and new, independent generation facilities enter the market

     - federal and state regulation of transmission and distribution will remain, reflecting the fact that proliferation of competing power delivery systems is impracticable

     - rates for wholesale and retail energy will be determined by supply and demand in competitive markets.

C. The Study

     The primary obstacle to the successful introduction of competition into electricity markets remains monopoly or oligopoly market power. Some economists predict that competitive markets will produce significantly lower prices for consumers, 3 as well as more generalized economic benefits. Others warn that these potential benefits will not be realized unless wholesale and retail markets are structured at the outset in such a way as to avoid control by a few large competitors. 4









3 For example, one study predicts that Maine residential rates will drop by approximately 3 cents/kwh (from 12.6 to 9.5 cents), or 24%, in real dollars over the period 1996-2015. H. Chernoff & G. Sanchez, The Impact of Industry Restructuring on Electricity Rates, July 1998, Table ES.1.

4 Consumer Union & Consumer Federation of America, The Residential Ratepayer Economics of Electric Utility Restructuring: Balancing All the Costs and Benefits, July 1998 at 49 (market power could disproportionately victimize residential consumers, raising prices).

     Recognizing that market power poses a serious threat to the success of its restructuring initiative, the Legislature immediately followed enactment of the restructuring statute with passage of a law directing the Department and the Commission jointly to conduct a comprehensive study of market power issues. In particular, the Department and the Commission were directed to examine the following:

     - the effects of altering the system of electric power dispatch from a cost-based to a bid-based system

     - the potential for market concentration or horizontal market power

     - the potential for vertical market power arising from the ownership or control of transmission and distribution systems by entities selling or marketing electric power

     - the extent to which imbalances of supply and demand create opportunities for the unreasonable exercise of market power

     - the significance of existing or potential transmission system constraints and the ownership and control of transmission ties

     - the significance of the isolation of portions of the transmission and distribution grid from other portions of the grid, in particular from those portions of the grid currently controlled by NEPOOL

     - the reasonable geographic areas and markets in which market power could be exercised

     - the extent to which market power in relevant markets is within the scope of federal regulatory jurisdiction; and

     - the approaches taken in other states to address market power issues.

Our report addresses each of these aspects of the problem of market power in an appropriate context. Specifically, the report is organized in four substantive parts: vertical market power issues (Part III); horizontal market power in New England (Part IV); horizontal market power in northern Maine (Part V); and market power in renewables (Part VI).

     Broadly speaking, the purpose of this report is to assess the extent to which the persistence of market power in restructured markets is likely to frustrate statutory goals, and prevent Maine consumers from receiving the benefits of competition. Based on our assessment, in accordance with the legislative directive, we offer recommendations with respect to needed modifications and additions to the restructuring statute. Some aspects of market power are beyond Maine's jurisdictional reach. We therefore also identify and discuss issues which the Department and the Commission are addressing, or may address, in federal regulatory or court proceedings.

     While we are confident that the analysis of market power issues offered below provides a sound basis for our legislative recommendations, it should be noted that our analysis is necessarily open to debate, and remains subject to adjustment in light of intervening developments. Many of the issues discussed are highly controversial. The structure of electricity markets in Maine and
New England, and the rules governing and the conditions surrounding them, are evolving rapidly. Moreover, none of the issues discussed in this report has been litigated or adjudicated, and our joint analysis should not be viewed as binding in any respect on the Commission in the context of any pending or future proceeding. 5
     Before turning to the substance of our analysis, we provide a brief introduction to market power in electricity, and explain why existing antitrust law cannot by itself provide a sufficient remedy.

D. Market Power in Electricity














5 Parties to any pending or future proceeding at the Commission are entitled to full due process rights to test both the facts assumed and the analysis developed in this report. Moreover, it is entirely possible that intervening events may require adjustment of our factual or analytical conclusions. It is noteworthy that even as the final drafts of this report were in preparation, there were developments at FERC and in discussions among stakeholders in northern Maine which clearly hold significant implications for market power analysis.

     Market power may be either horizontal or vertical. Horizontal and vertical market power both carry special risks in electricity markets, because of the nature of electricity as a commodity, because of prevailing market rules, and because of the necessary coexistence of competition and regulation in restructured markets.
     Horizontal market power is the ability of a single dominant firm or group of dominant firms to profit by raising prices above competitive levels. The higher the market shares of the individual firms, and the smaller the number of firms competing in the market, the more the market will be subject to the exercise of horizontal market power, and the less consumers will receive the benefits of higher quality and lower price.
     Horizontal market power in electricity may be subject to a greater degree of abuse than in other industries, for three reasons. First, electricity is the ultimate perishable commodity; it cannot be easily stored in large quantities, but must be produced for immediate consumption. Thus, supply generally cannot be shifted from one time period to another to remedy scarcity. Second, retail demand for electricity is relatively inelastic. This means that demand is generally unresponsive to price fluctuations, and is not easily shifted from one time period to another. 6
     Finally, costs of production vary widely among facilities and fuel types. To the extent they are competitive, supply-side bids into the spot market, which will be the primary wholesale price-setting mechanism in New England, will be based substantially on variable costs. Under prevailing market rules governing bid-based dispatch, each facility or block of power will be bid











6 Demand elasticity is much greater in the industrial than in the residential sector. We believe that further study is warranted to determine whether specific legislative or regulatory initiatives could promote demand elasticity generally as a means to mitigate horizontal market power. Supplier prices at wholesale and retail can be disciplined to the extent that retail customers are enabled to react in real time to hourly price developments. This requires access to appropriate metering, communications and energy management (automated switches activated by price information) technologies. Enhanced access to off-grid generation sources would also be desirable. Finally, facilitating customer aggregation might promote demand elasticity, and would strengthen demand-side bargaining power. The Department and the Commission may offer recommendations in this regard at a later time.

into the market, and the bids ranked from lowest to highest, for dispatch in that order. All suppliers receive the price bid by the last increment of supply necessary to meet demand in a given hour. As a result, competition between a relatively small number of competitors at the margin may be critical in setting price. 7
     Vertical market power, in contrast, derives from a single firm's integrated presence at more than one level of commerce. A firm which combines generation or retail marketing of electric power with provision of t&d services is vertically integrated. Where a vertically integrated firm is a regulated monopolist at one level of commerce, as t&d companies are, it may possess an enhanced ability to project its monopoly power to another level. For example, a t&d company might possess the ability to confer advantage on its retail marketing affiliate by providing it with preferential treatment, or free or subsidized services. Such an exercise of vertical market power would enable the affiliate to compete unfairly, and might deter would-be competitors from entering and permit the affiliate to build a dominant position in the retail market.

E. The Limits to Antitrust
     The options available to antitrust enforcement agencies to remedy vertical or horizontal market power in newly restructured markets are limited and often inadequate. In essence, there are only four opportunities for antitrust intervention. First, a proposed merger or acquisition which significantly increases horizontal concentration (and reduces competition) is subject to effective challenge under state or federal antitrust laws. Second, collusive agreements or combinations among competitors (e.g. price fixing) are illegal under antitrust law, and subject to both criminal and civil enforcement. Third, exclusionary conduct by a monopolist can be attacked















7 Current NEPOOL market rules allow only for supply-side bids. However, ISO-New England, Inc., which will operate the spot market, favors introduction of demand-side bidding to mitigate market power. The Commission and the Department support this initiative.

as a monopolization offense, though such cases are notoriously lengthy, cumbersome and difficult to prove. Finally, unfair methods of competition may be challenged under the Unfair Trade Practices Act.  8
     It remains that preexisting market power, short of monopoly, which is entrenched in the structure of the industry and exercised unilaterally, is beyond the reach of the antitrust laws. In view of the limitations of antitrust enforcement, it is essential that Maine ensure, as far as the reach of its jurisdiction will allow, that newly opened electric power markets are competitively structured on day one. If the wholesale generation market or the retail market embark on competition with highly concentrated structures, or structures otherwise susceptible to the exercise of market power, antitrust enforcers will have relatively limited remedial options, and consumers may well pay higher prices.
































8 10 M.R.S.A. sections 1101 (contracts or combinations in restraint of trade), 1102 (monopolization offenses), 1102-A (mergers and acquisitions); 5 M.R.S.A.
section 207 (unfair methods of competition). Each of these provisions has a federal counterpart.

II. EXECUTIVE SUMMARY

A. Vertical Market Power Issues

     Vertical market power may be brought to bear in the electric power industry when a utility operates a monopoly interstate transmission system and also engages in business as a generator of energy (transmission-derived vertical market power); or when a local transmission and distribution company (t&d) is also a retail marketer of energy (distribution-related vertical market power). Such an integrated enterprise can exercise vertical market power in two principal ways: by affording preferential treatment to the competitive affiliate; and by shifting costs to the regulated entity. Vertical market power threatens the ultimate success of restructuring efforts by raising the barriers to entering newly competitive markets.

     Maine has addressed transmission-derived vertical market power in the restructuring statute by requiring utilities to divest generation assets, thereby severing the link between generation and transmission. However, New England's electric grid spans six states, and its wholesale markets are
therefore subject to federal jurisdiction.   Although some voluntary
divestitures have occurred, no other state in the region has mandated divestiture. Accordingly, Maine must to a large extent rely on federal remedies to combat vertical market power in these markets. The FERC has implemented open access transmission rules, and has approved the establishment of an independent system operator (ISO) to operate the New England grid. The Commission and the Department are actively engaged in proceedings at FERC in which vertical market power issues have arisen.

     In contrast, Maine possesses plenary legislative jurisdiction to address distribution-related vertical market power, which affects retail markets. In the restructuring statute, the Legislature adopted a dual approach, enacting a code of conduct to police the relationship between the t&d and its marketing affiliate, and a provision limiting the market share attainable by the affiliate in the t&d service territory. This solution represented a compromise between the contending positions of the utilities, which opposed the market share limitation and aspects of the code of conduct, and the Commission, which advocated a complete ban on affiliate marketing in the t&d service territory.

     A ban would have effectively eliminated the problem of vertical market power. The Commission and the Department continue to believe that a ban would be in the best interest of Maine's consumers. We recognize, however, that the balance arrived at in the statute remains untested, and do not here advocate any fundamental change. Rather, we recommend limited modifications to tighten and enhance the effectiveness of the code of conduct and market share limitation.

B. Horizontal Market Power: New England

     Horizontal market power is the ability of a single dominant firm or group of firms to profit by raising prices above competitive levels. An indicator of the extent to which a market is subject to horizontal market power is the size of individual market shares, and the overall level of market concentration.

     Southern and central Maine form part of a regional New England wholesale electricity market, whose geographic boundaries are coextensive with the NEPOOL grid. Occasionally, smaller geographic markets, known as load pockets, may arise within the grid as a result of transmission constraints or outages. Northern Maine, a separate market, is analysed in a subsequent section of this report.

     We use the Herfindahl-Hirschman Index (HHI) to estimate the level of concentration in New England electricity markets. The HHI is an indicator rather than an absolute measure of horizontal market power. Accordingly, we also review additional factors in our assessment. Specifically, we look at the responsiveness of the New England market to competitive forces, and the effect of new entry. The related tasks of estimating levels of concentration and analysing market power are complicated by the rapid pace of change in the New England electric industry in recent years.

     The HHI for New England's wholesale energy market for summer 2000, allowing for new entry and out-of-region imports, shows a moderate level of concentration by federal standards, indicating a corresponding degree of market power. With two participants holding 50% of the market, and four over 60%, the market is subject to oligopoly control.

     Computer simulations suggest that oligopoly control may pose a special danger in the context of New England's electricity spot market, which will function as the principal price-setting mechanism in the region. The market may be vulnerable to unilateral strategic behavior, or gaming, as well as collusive practices. Simulation results show that if market leaders engage in such manipulative behavior, wholesale clearing prices could rise by as much as an average of 10%.

     Over the next decade, planned new entry is likely to increase competition in the New England market. In the short to medium term, market power is likely to remain problematic. However, New England's interstate wholesale markets are subject to federal jurisdiction. Maine's ability to address horizontal market power in this context through legislation is limited to the margin. We recommend a limited legislative measure focused on market power within a load pocket, i.e., an area within Maine temporarily isolated from the grid (and federal jurisdiction) by a transmission outage. Beyond this, the Commission and the Department have been, and will continue to be, active in representing the State's interest in promoting competitive regional markets before FERC.

C. Horizontal Market Power: Northern Maine

     Northern Maine (Aroostook and parts of Penobscot and Washington Counties) is isolated from the New England grid, and functions electrically as part of the Canadian Maritime control area. It constitutes a separate geographic market for purposes of market power analysis.

     The northern Maine wholesale energy market is highly concentrated, and subject to a corresponding degree of market power. The market is dominated by New Brunswick Power Corporation ("NBP"), which controls transmission access to northern Maine. NBP transmission is unsupervised by any regulatory authority, and NBP has set discriminatory rates, with the result that it has preferential access to the market. This transmission regime effectively excludes Hydro-Quebec from the market, as well as participants from New England and Nova Scotia.

     In addition, there exists a transmission constraint which prevents firm power from flowing to northern Maine from New England. Moreover, the problem of market power is probably aggravated by the lack of access to a well-designed spot market. Finally, the prospect that new entry will increase competition in northern Maine is minimal.

     Under these circumstances, the question whether retail choice in northern Maine should be postponed must be confronted. However, postponement should be a last resort. Other, less drastic remedies, which offer some promise of success, should be implemented in the first instance.

     It now appears that the south-to-north constraint can be effectively eliminated by means of a contractual arrangement whereby NBP would supply back-up power and needed ancillary services to the four northern Maine t&d companies. NBP has stated its willingness to enter into such undertakings with the t&ds for a five-year term. We recommend legislation authorizing northern Maine t&ds to contract with NBP, and empowering the Commission to require that the purchased services be passed through to retail marketers at cost.

     NBP and provincial New Brunswick authorities indicate that the current transmission regime is likely to be subjected to a legislative overhaul prior to the inauguration of retail choice in northern Maine. However, the timing of New Brunswick's restructuring remains uncertain. In the interim, it has been proposed that, as with the tie-line interruption and ancillary services, NBP should enter into contracts with northern Maine t&d companies to supply transmission services. It would be preferable if these services were supplied at NBP's lower "out" rate, rather than its higher "through" rate. Again, legislation is recommended. A meeting among the Commission, the Department, NBP and other parties has been scheduled to discuss these issues and arrangements.

     The possible creation of a bulk power system administrator ("BPSA"), with or without a spot market, is also under discussion among the Commission, the Department and stakeholders. No consensus yet exists with regard to a workable concept in this area. Accordingly, legislation would be premature. The Commission and the Department will continue to monitor the development of a BPSA, and may offer additional recommendations later.
                                   -12-

     While transmission enhancements do not appear to be immediately essential to the competitive health of the northern Maine market, such enhancements would certainly be in the long-term interest of northern Maine consumers. The Commission and the Department will continue to monitor projects currently under study, will keep the Legislature informed, and may offer legislative recommendations in due course.

     Finally, we recommend that, in view of the high level of market power in northern Maine, and the uncertain efficacy of available remedies, the Commission should be legislatively empowered to impose wholesale rate regulation to the full extent of the State's jurisdiction. We believe that the State possesses jurisdiction to regulate wholesale rates charged in northern Maine by generators located in Canada. Such regulatory power should be used only as a last resort to protect against market power, short of suspending retail choice. Even if never used, this option could provide a useful deterrent to market power abuse.

D. Market Power in Renewables

     Maine's restructuring statute requires energy marketers to demonstrate, as a condition of licensing, that at least 30% of their supply portfolio for sales in Maine consists of renewable resources (as defined in the statute). This so-called Renewable Portfolio Standard ("RPS") creates a product market distinct from generic energy. Two geographic markets are analysed here for the presence of market power in renewables: New England and northern Maine.

     The northern Maine market is highly concentrated; the New England market moderately so. In each case, a current condition of oversupply operates to negate market power. However, there is a potential for increased demand for renewables in the region, and the current oversupply may prove transitory.

     If the supply picture tightens, market power could become problematic in both markets. The principal threat is that of vertical retail exclusion: participants holding high market shares in renewables would become the gatekeepers to Maine's retail energy markets, selecting or vetoing their retail competitors, and determining the prices at which they could compete. This threat is accentuated by a lack of flexible mechanisms for trading renewables, such as tradable credits, or a power exchange.

     We recommend that the Commission be legislatively empowered to suspend or reduce the RPS in any section of the State on market power grounds.

               III. VERTICAL MARKET POWER ISSUES

A. Summary

     Vertical market power may be brought to bear in the electric power industry when a utility operates a monopoly interstate transmission system and also engages in business as a generator of energy (transmission-derived vertical market power); or when a local transmission and distribution company (t&d) is also a retail marketer of energy (distribution-related vertical market power). Such an integrated enterprise can exercise vertical market power in two principal ways: by affording preferential treatment to the competitive affiliate; and by shifting costs to the regulated entity. Vertical market power threatens the ultimate success of restructuring efforts by raising the barriers to entering newly competitive markets.

     Maine has addressed transmission-derived vertical market power in the restructuring statute by requiring utilities to divest generation assets, thereby severing the link between generation and transmission. However, New England's electric grid spans six states, and its wholesale markets are therefore subject to federal jurisdiction. Although some voluntary divestitures have occurred, no other state in the region has mandated divestiture. Accordingly, Maine must to a large extent rely on federal remedies to combat vertical market power in these markets. The FERC has implemented open access transmission rules, and has approved the establishment of an independent system operator (ISO) to operate the New England grid. The Commission and the Department are actively engaged in proceedings at FERC in which vertical market power issues have arisen.

     In contrast, Maine possesses plenary legislative jurisdiction to address distribution-related vertical market power, which affects retail markets. In the restructuring statute, the Legislature adopted a dual approach, enacting a code of conduct to police the relationship between the t&d and its marketing affiliate, and a provision limiting the market share attainable by the affiliate in the t&d service territory. This solution represented a compromise between the contending positions of the utilities, which opposed the market share limitation and aspects of the code of conduct, and the Commission, which advocated a complete ban on affiliate marketing in the t&d service territory.

     A ban would have effectively eliminated the problem of vertical market power. The Commission and the Department continue to believe that a ban would be in the best interest of Maine's consumers. We recognize, however, that the balance arrived at in the statute remains untested, and do not here advocate any fundamental change. Rather, we recommend limited modifications to tighten and enhance the effectiveness of the code of conduct and market share limitation.

B. Introduction

     When an enterprise is active at more than one level of production, it is said to be vertically integrated. Vertical integration is often accompanied by gains in economic efficiency. The integrated firm can reduce transaction costs and supply or input costs, and realize economies of scale and scope, enabling it to offer lower prices to customers. Where the firm already faces healthy competition in both vertically-related markets in which it is active therefore, vertical integration is likely to have a beneficial, procompetitive effect.

     In other circumstances, however, vertical integration can give rise to vertical market power, conferring an ability to exact supracompetitive prices or profits. In particular, vertical market power can be brought to bear when an enterprise combines a regulated monopoly activity at one level of production with a competitive activity at another level. In the electric power industry, this situation may occur when (a) a utility operates a monopoly interstate transmission system and also engages in the business of generation and wholesale marketing of energy; or (b) a local transmission and distribution (t&d) company is also a retail marketer of energy. 9

     Vertical integration of a regulated transmission or distribution monopoly with a competitive marketer may enable the integrated enterprise to exercise market power in two ways: first, by affording the competitive affiliate preferential treatment; and second, by shifting costs from the competitive affiliate to the regulated entity.10 Examples of such conduct range from blatant to subtle, and include, without limitation:

     - tying purchases of competitive and regulated products













9 Another instance of vertical market power in electricity arises from the conglomeration of a gas pipeline or coal production enterprise with electric generation facilities. For a discussion of vertical market power generally, see
R. Binz & M. Frankena, Addressing Market Power: The Next Step In Electric Restructuring (1998) ("Binz & Frankena") at 27 -34.

10 This analysis relies in part on the work of S. Morse & D. Howarth, MRW & Associates, reflected in their report, Vertical Market Power Issues and Electric Restructuring in Maine, July 31, 1998, compiled at the request of the Commission and the Department.

     - provision of discriminatory prices or discounts to the affiliate

     - according the affiliate preferential access to transmission or distribution facilities

     - provision of lower quality or slower services to the affiliate's competitors

     - sharing personnel, equipment and assets between regulated entity and affiliate at below market rates

     - providing the affiliate preferential access to information

     - using the regulated name and logo to benefit the affiliate

     - understating the price of goods and services supplied to the affiliate

     - inflating the price of goods and services supplied by the affiliate

     - cross subsidies from regulated entity to affiliate.  11

     To the extent that the affiliate is permitted to benefit from preferential treatment, rivals can be disadvantaged, or even as a practical matter excluded. To the extent that a vertically integrated enterprise can successfully shift costs to the regulated entity, its affiliate may be enabled to compete unfairly on price at the expense of more efficient rivals. These affiliate abuses distort the competitive market, and could have the effect of enabling a less efficient, higher cost supplier to achieve dominance. 12 For customers, the result is higher prices on both counts: higher regulated prices as a result of improper cost allocation, and higher prices in the competitive market as a result of discriminatory practices, increased concentration and decreased competition.

     In retail markets newly opened to competition, vertical market power has a further dimension. The affiliates of vertically integrated incumbent utilities are likely to enjoy additional significant advantages which could discourage competitive entry by other firms. Regardless of









11 The risk of cross-subsidization is to some degree reduced, though not eliminated, by performance-based regulation.

12 Comment of the Staff of the Bureau of Economics of the Federal Trade Commission, May 29, 1998 ("FTC Maine Comment"), Maine PUC Docket No. 97 -877, 12.

name and logo use, the utility affiliate is likely to benefit, perhaps substantially, from goodwill developed over the years by the incumbent utility, as well as from customer inertia. The affiliate will also derive significant benefit from the free transfer of valuable employee expertise from the utility.  13

     In the aggregate, these manifestations of vertical market power constitute a formidable disincentive to entry by firms seeking to compete with the unregulated affiliate. If prospective retail competitors perceive that the utility affiliate can seize the lion's share of the market on the basis of incumbent advantages and abusive practices, they may well decline to enter the market at all. This risk may be especially serious in Maine, a small, largely rural state which offers only a modest return to prospective entrants. Vertical market power constitutes a significant threat to the success of Maine's restructuring efforts.

C. Vertical Market Power In Practice

     Vertical market power is more than a theoretical construct. The historical record clearly demonstrates that vertically integrated enterprises possessing market power have used it to their advantage, often in spite of codes of conduct designed to prevent such abuses.

     Vertical market power was the crux of the historic monopolization case brought by the U.S. Department of Justice ("DOJ") against AT&T. In that case, which resulted in a settlement under which AT&T was required to divest its local exchange operations, DOJ alleged that AT&T had inflated prices paid by regulated local telephone companies to competitive affiliates, engaged in cross-subsidization, and discriminated against competitors. Today, as it seeks to reenter local telephone markets, AT&T is itself the victim of alleged preferential practices engaged in by its

















13 Competitors, on the other hand, would expect to pay finding or headhunting fees to recruit comparable expertise.

divested offspring. 14 In at least some cases, those incumbent local companies, despite federal requirements that they open their markets to competition, apparently have persisted in obstructing equal access to computer facilities essential to the ability of AT&T and other competitors to enter local telephone markets. 15

     In another instance drawn from the telecommunications industry, a 1990 FCC audit found that an unregulated NYNEX affiliate had inflated prices paid by the regulated entity for telephone equipment, resulting in overcharges totaling $118.5 million over a four-year period (1984 -88). Of this sum, $33.5 million had been passed on to customers under the FCC's interstate jurisdiction.
The agency was able to secure a consent decree requiring NYNEX to refund this amount, and to pay a $1.4 million penalty. Years later, in 1997, the New York Public Service Commission ("NYPSC") finally concluded a long-running proceeding focused on the same transactions with an order requiring NYNEX to refund $53 million plus interest to New York customers. This order also found that NYNEX had underpriced subscriber lists provided to an unregulated affiliate, and required a further $30 million refund and other relief in that regard. 16




14 E.g., Implementation of the Local Competition Provisions in the Telecommunications Act of 1996, Petition for Expedited Rulemaking by LCI International Telecom Corp. and Competitive Telecommunications Association, FCC Docket No. 96-98, dated May 30, 1997, 32-38 (discriminatory processing and support of orders by Ameritech). That AT&T may now have become the victim of its offspring is a graphic illustration of the fact that the size of the would-be entrant does not guarantee entry. Even Goliath can be deterred from entry where David possesses vertical market power.

15 Known as operations support systems ("OSS"), these computer facilities are a key element which allow for preordering, ordering, provisioning and many other service functions, including maintenance and repair, billing, network control and forecasting. As a bottleneck facility essential to entry into the market, the OSS may be analogized to electric transmission or distribution systems. Local incumbents are required to open their markets to competition under section 251 (c) of the Telecommunications Act of 1996, 47 U.S.C. sections 151 et seq. Their alleged reluctance to comply is described in Implementation of the Local Competition Provisions in the Telecommunications Act of 1996, Petition for Expedited Rulemaking by LCI International Telecom Corp. and Competitive Telecommunications Association, FCC Docket No. 96-98, dated May 30, 1997. Under an order issued by the Federal Communications Commission ("FCC"), local incumbents are now required to provide competitors with access to their OSS equal to that which they afford to themselves. First Report & Order, FCC
Docket No. 96-98 (Implementation of the Local Competition Provisions of the Telecommunications Act of 1996) (noting "anecdotal evidence suggesting that incumbent LECs may not be providing nondiscriminatory access to OSS functions
 . . . consistent with statutory requirements").

16 Binz & Frankena, App. B, 86.

     There is also a history of vertical market power abuse in the electric industry, beginning with the classic bottleneck case, Otter Tail Power Company
v. U.S. 411 U.S. 910 (1973). In Otter Tail, a vertically integrated utility's outright refusal to wheel competing power to a neighboring municipal system over the utility's transmission lines was found to constitute a monopolization offense under section 2 of the Sherman Act.

     Typically, however, affiliate abuses are more subtle, and less amenable to antitrust enforcement, than an outright denial of access to the market. 17 A marathon California case provides one example. In 1990 the California Public Utilities Commission ("CPUC") disallowed $37.5 million in overpayments made by SoCal Edison ("SCE") to an unregulated "qualifying facility" affiliate during the 1980s, ruling that SCE had paid for firm capacity, while receiving only as-available capacity. The California Attorney General commented: "The fact that this proceeding took two years to get to an ALJ decision illustrates the limits of regulation in detecting and correcting abusive self-dealing practices." 18

     But the 1990 proceeding proved to be only the tip of the iceberg. In 1993, the CPUC rolled the 1990 disallowance into a global settlement with SCE amounting to $250 million, a sum characterized by the agency as "at the low end of reasonableness," resolving years of litigation stemming from charges that SCE had engaged in self-dealing in connection with the regulated utility's purchases of power from a total of thirteen unregulated affiliate qualifying facility generators. 19



















17 Not all denials of access are actionable under the antitrust laws. See R. Bolze & J. Ostoyich, Open Access & the Sherman Act: A Guide to the Essential Facilities Doctrine, CCH Power & Telecom Law, Sep. -Oct. 1998, 10, 15.
18 73 Op. Att'y Gen. Cal. 366, 1991-1 Trade Cas. paragraph 69,427
19 Binz & Frankena, App. B, 86 -88.

     Nor is the record purely historical. Allegations in recent cases, some proven or admitted, others pending, testify to the current persistence and intractability of vertical market power abuses. In California, an audit performed for the CPUC Office of Ratepayer Advocates reported in 1997 that Pacific Gas & Electric Company ("PG&E"), an incumbent utility with a regulated t&d monopoly, applied $33.7 million of ratepayers' money to subsidize competitive affiliates. In their 1000-page report, the auditors found a catalog of vertical abuses, including overbilling of the regulated t&d by an affiliate and underbilling and provision of free information by the t&d to other affiliates. The auditors concluded that a "significant percentage of PG&E's costs attributable to non-utility affiliates was funded by PG&E's ratepayers." 20

     In Massachusetts, Boston Edison Company is alleged to have misappropriated cost advantages and investment belonging to ratepayers in funding unregulated subsidiaries; 21 while in Connecticut, a Department of Public Utility Control audit uncovered attempts by Northeast Utilities to recover from monopoly ratepayers marketing and other expenses incurred by a competitive affiliate.
22   Meanwhile, at FERC, Washington Water Power Company was recently found to have favored its affiliate, Avista, by providing discounted transmission service unavailable to others, in violation of open access rules. 23

     A recent complaint to the New York Public Service Commission with regard to joint marketing illustrates utility confidence that trading on incumbent goodwill works to affiliates'








20 Overland Consulting, Audit of Affiliate Transactions of the Pacific Gas & Electric Company (Redacted), (Oct. 1997), Executive Summary at 2; see San Jose Mercury News, Dec. 4, 1997. In a recent telephone conversation with the Department, the California Office of Ratepayer Advocates indicated that hearing in this case has been completed; briefing is ongoing, and a decision is expected within a few months.
21 DPU/DTE Order No. 97 -63, April 17, 1998 at 58; Affidavit of Gary C. Harpster, February 24, 1998.
22 Department of Public Utility Control, Financial & Operations Review of the Connecticut Light & Power Company, Docket No. 97 -05, Dec. 31, 1997 at 30 -31. 23 Washington Water Power Co., 83 FERC paragraph 61282 (1998).

advantage. In an October 9, 1997 advertisement in the Wall Street Journal and the New York Times, Con Edison proclaimed:

          With so many unfamiliar names out there, it's nice to know that one thing stays the same. Con Ed Solutions and Con Ed Development will still offer the unrivaled reliability of Con Edison itself. After 117 years of energizing New York, we bring proof, not promises, to the table. CON EDISON: THE COMPANY
          YOU KNOW. THE PEOPLE YOU TRUST.  24

     On June 26, 1998, PECO Energy was found to have violated applicable affiliate rules by maintaining a cyberlink between its own internet page and that of its marketing affiliate, Excelon, creating an environment which blurred the distinction between the companies, and channeled retail customers to the affiliate. PECO admitted the violation, commenting that "it was an oversight on our part." 25

     The pattern of affiliate abuse apparent in these cases reflects a simple fact: management has an obligation to shareholders to explore every lawful avenue in search of the market advantages and profits which can be gleaned from vertical integration. It must be expected that corporate management will seek creatively and conscientiously to discharge that obligation.

D. Transmission-Derived Vertical Market Power

     Vertical market power in the electric industry may derive from integrated ownership of (a) generation and interstate transmission facilities; or (b) a retail marketing business and local transmission and distribution (t&d) facilities. In this section, we consider the former.


















24 See Letter, H. Fromer et al. to NYPSC Chair J. O'Mara dated Oct. 20, 1997.
25 Pennsylvania Commission Orders PECO to Remove Links on Web to Unregulated Affiliates, Electric Utility Week's Energy Services and Telecom Report, July 16, 1998; Electric Power Alert, July 15, 1998.

     Maine has sought to address vertical market power derived from transmission ownership in part through legislation requiring incumbent utilities to divest most generation assets. This divestiture process is already well under way. 26 If the wholesale market were geographically limited to Maine, divestiture, which severs the vertical link between transmission and generation, would have constituted a complete and effective remedy. 27

     However, because the wholesale market of which Maine 28 forms a part stretches across the six New England states, transmission-derived vertical market power is a regional problem, subject to federal jurisdiction. At the federal level, the Federal Energy Regulatory Commission ("FERC") has prohibited discriminatory and exclusionary transmission practices through its Open Access
Rules.  29   Further, FERC has strongly encouraged the formation of Independent
System Operators ("ISO"). ISOs are special-purpose entities to which utilities delegate control over pricing, scheduling, operation, maintenance and expansion of a regional transmission system. With the active support of the Commission, the New England Power Pool ("NEPOOL") (the regional utilities consortium) proposed and FERC in June 1997 approved the establishment of ISO-New England, Inc. ("ISO-NE"), a regional ISO for New England. 30











26 All three of Maine's investor-owned utilities are in the process of divesting generation assets. As we note below, CMP's pending divestiture to FPL Group has recently become the subject of litigation.
27 The remedy would be equally effective and complete, of course, if every other state in the region mandated divestiture. However, although some divestiture has occurred (in Massachusetts, Boston Edison Company and New England Electric System have both sold substantial generation assets), no other state in the region has required it. Indeed, we are not aware of any state in the country other than Maine which has mandated divestiture through legislation. Some states have provided incentives for voluntary divestitures.
28 Excluding a tricounty section of northern Maine.
29 Orders 888 & 889 mandate that public utilities unbundle generation and transmission and provide the same types of transmission service to others as they use themselves, with comparable terms, conditions, information and prices for all.
30 New England Power Pool, 79 FERC para. 61,374 (1997). The FTC has expressed the view that states involved in the formation of ISOs should exercise vigilance to ensure that the ISO remains sufficiently independent. Comment of the Staff of the Bureau of Economics of the Federal Trade Commission, May 15, 1998, La. PSC

Continued on next page...

     The principal risk from transmission-derived vertical market power is that vertically-integrated transmission owners will discriminate against new entrants to wholesale markets and seek to raise the barriers to entry, stifling competition. FERC's reliance on open access rules and ISOs to protect against this risk has not been uniformly successful. Open access behavioral rules have not been fully effective to prevent discriminatory conduct by transmission owners. 31 Moreover, in July 1998, NEPOOL petitioned FERC for approval of a complex system for interconnecting newly constructed merchant plants to the grid which assigned steep charges for unneeded transmission upgrades to new entrants. 32

     The interconnection system reflected in the NEPOOL proposal constituted an attempted exercise of vertical market power which would have raised significant barriers to entry in New




Continued from previous page...

Docket No. U-21453, 33. The Department and the Commission will continue to encourage ISO-NE to chart a course independent of NEPOOL. For the longer term, some commentators predict that ISOs will turn out to be "a transitional device, a stop on the way to a 'TransCo' or 'Gridco,' where not only operation but ownership of transmission is divorced from generation and marketing activities."
F. Norton & G. Bernstein, ISOs -- In Search of Competitive Electricity Markets, CCH Power & Telecom Law, Nov. -Dec. 1997, 18, 23. Others strongly advocate fully independent transmission networks. H. Trebing, Market Concentration and the Sustainability of Market Power In Public Utility Industries, Quarterly Bulletin Vol. 19 No. 1, 66; R. Pierce, The Advantages of Deintegrating the Electricity Industry, Electricity Journal, Nov. 1994, 16.

31 E.g., Petition for a Rulemaking on Electric Power Industry Structure and Commercial Practices and Motion to Clarify or Reconsider Certain Open Access Commercial Practices, dated March 25, 1998, FERC Docket No. 95 -8 -000, at 2. See also Illinois Power to Recompute ATC, Wheeling & Transmission Monthly,
June 1998 (FERC has directed Illinois Power to recompute available alternative transmission capacity following a complaint by Morgan Stanley that Illinois Power was discriminating in favor of its own bulk power marketing arm at Morgan Stanley's expense); and see Professor Tells FERC ATC Posting Is Bunk, Restructuring Today, Sept. 25, 1998 (quoting R. Pierce, "if I have the means to benefit myself and hurt a competitor I'm always going to do it").

32 The NEPOOL proposal required that every generator connected to the grid have access to an unconstrained transmission path to any other point on the grid, assuming that all other generation was in operation. Because planned new entry is likely to result in a power surplus in New England, this system would have resulted in an overbuilding of transmission, raising unnecessary barriers to entry. Moreover, by assigning a disproportionate share of the cost of upgrades to new entrants, NEPOOL would have accorded preferential rights to existing transmission to incumbents.

England, and was therefore a matter of significant concern to the Department and the Commission. 33 However, FERC has recently rejected NEPOOL's proposed system, requiring it to formulate a new interconnection plan. 34 When a revised NEPOOL proposal is forthcoming, it will merit careful scrutiny to ensure fair treatment of new entrants. Accordingly, the Department and the Commission will continue to exercise vigilance in the context of ongoing proceedings at FERC, while working with ISO-NE and NEPOOL to achieve consensus wherever possible.

E. Distribution-Derived Vertical Market Power

     In contrast to interstate transmission facilities and the regional wholesale market, the relationship of local t&d companies to their retail marketing affiliates is squarely within Maine's legislative jurisdiction. In its restructuring statute, Maine has enacted a package of remedies designed to address this aspect of the problem of vertical market power. The statute adopts a two-pronged strategy, comprising first, a code of conduct designed to police the relationship between t&ds and marketing affiliates, and second, an innovative provision setting an upper limit on the market share which may be attained by the affiliate in the t&d service territory.

          1. Statutory code of conduct. The statutory code, 35 as developed in the Commission's proposed rule,36 governs and restricts the conduct of t&d companies and their affiliated retail marketers in the following areas.










33 See Comments of the Maine Attorney General On the NEPOOL Report of Compliance, August 10, 1998, FERC Docket No. ER98-3853-000; Comments of the Maine Public Utilities Commission, ISO-NE's Assessment of the Competition & Efficiency of the NEPOOL Markets, October 13, 1998, in FERC Docket Nos. OA97-237-000, ER97-1079-000, ER97-3574-000, OA97-608-000, ER97-4421-000 &
ER98-499-000..

34 New England Power Pool, FERC Docket No. ER98-3853-000, Draft Order Conditionally Accepting Compliance Filing, As Modified, And Accepting, In Part, And Rejecting, In Part, Proposed Tariff Changes, As Modified. This decision and a companion decision has led FPL Group to file litigation in which FPL seeks to escape from its contract to purchase CMP generation assets.

35 35-A M.R.S.A. section 3205(3).

36 The rule is authorized under 35-A M.R.S.A. sections 3205(4) (large utilities, viz., CMP and BHE) and 3206 (2) (small utilities, viz., MPS), and applies the same provisions to both categories.

     - Favoritism. A t&d may not accord to its affiliate preferential access to regulated products or services, or information.

     - Tying. A t&d may not condition the provision of a regulated product or service on the purchase of products or services furnished by an affiliate.

     - Information restrictions. A t&d may not share with any retail marketer (including its affiliate) market information acquired from other marketers or developed by the t&d in the course of providing service; or proprietary customer information without the authorization of the customer.

     - Representations. A t&d may not: give the appearance of speaking on behalf of an affiliate; represent that any advantage in terms of t&d service accrues to customers of the affiliate; engage in joint marketing with the affiliate or permit affiliate use of the t&d name and logo; provide any opinion concerning the relative merits of competing retail marketers.

     - Separation. T&d employees may not be shared with and must be physically separated from those of an affiliate (separate buildings, telecommunications and computer systems); records and books of account must be separately maintained.

     - Penalties. The code provides for two levels of sanctions for violations. Any violation may be punished with an administrative penalty in the amount of $10,000 per day; knowing violations which result or have the potential to result in substantial injury to consumers or competition may be penalized with an order requiring the t&d to divest its retail affiliate.

     Numerous states have adopted or are considering codes of conduct. Measured against provisions in place in other jurisdictions, the code reflected in Maine's statute and proposed rule represents a comprehensive effort to address the problem of vertical market power. 37 Nevertheless, as we discuss below, there are limited areas in which the statutory code should be tightened and improved.

          2. Statutory market share limitation. The second prong of the statutory strategy for dealing with vertical market power is the market share limitation. 38 This provision


37 Among states which have adopted or are considering codes of conduct governing retail marketing of electricity by t&d affiliates are California, Illinois, Massachusetts, Oregon and Texas. A number of other states have in place rules governing affiliate marketing of gas (Delaware, Georgia, Indiana, Kansas, Maryland, Missouri, New Jersey, New Mexico, New York, Ohio, Rhode Island, Pennsylvania and Wisconsin).

38 35-A M.R.S.A. section 3205 (2) (B).

limits the retail affiliate of a t&d to an overall 33% market share within the service territory of the t&d. In addition, a limit of 20% is imposed on the share of standard offer (default service) business which may be awarded to the affiliate in the t&d service territory. The market share limitation applies to Central Maine Power ("CMP") and Bangor Hydro-Electric Company ("BHE"), but does not apply to Maine Public Service Company ("MPS"), the sole "small utility" within the statute.

     The purpose of the market share limitation is twofold: to prevent a t&d affiliate from actually amassing a dominant market share within its service territory, and to ensure that its perceived ability to exert dominance does not chill potential new entry. No other state has enacted or adopted a market share limitation. 39

          3. Legislative compromise. Maine's two-pronged statutory approach was developed as a compromise between contending opposites. Utilities strongly disagreed with the market share limitation, and took issue with aspects of the code of conduct as well. In particular, the joint marketing ban, interpreted in the proposed Commission rule as a bar on use of the same name and logo by the t&d and its marketing affiliate, has been controversial.

     On the other hand, the Commission and the Department continue to subscribe to the view that a structural solution, i.e., enactment of a complete or partial ban on retail marketing by affiliates in the t&d territory, would have been preferable to the regulatory approach selected by the Legislature. 40 Nevertheless, we recognize that experience may be the best guide to whether the rules established by the statute should be relaxed or reinforced. We therefore recommend only













39 However, the California Public Utilities Commission ("CPUC") has considered and rejected a similar measure. Opinion Adopting Standards of Conduct Governing Relationships Between Utilities and Their Affiliates, CPUC Decision 97 -12 -088, Dec. 16, 1998, Conlon, Comm'r, dissenting, 4 (hereinafter "Conlon, dissenting"). Conlon proposed a market share limitation fixed at 20% of each market segment (industrial, commercial, residential). It would have remained in effect for two years.
40 A partial ban would apply to the competitive retail market, but not the standard offer bid process.

relatively minor (though in our view important) proposed enhancements to the statutory code and market share limitation provisions.

     In the paragraphs following, we review (a) the importance of retaining the ban on shared name and logo use; (b) recommended code enhancements; (c) the value of the market share limitation, and recommended modifications; and (d) the merits of a prophylactic ban as a residual option.

          4. The name & logo issue. Maine's statutory code bars joint advertising or marketing by the incumbent utility and its marketing affiliate.41 In its proposed rule, the Commission has interpreted this prohibition to include use of the same or a substantially similar name or logo. 42 Discussing the proposed rule in a recent decision, the Commission held that the name "MainePower" is not substantially similar to "Central Maine Power," and authorized its use. The Commission noted that while the rule bans joint advertising or marketing, CMP and MainePower may nevertheless disclose their affiliation in response to inquiry, or in nonmarketing contexts such as shareholder communications or regulatory filings. 43

     Other states have addressed the joint marketing issue in various ways. California, for example, rejected a prohibition on shared name and logo use, requiring instead an accompanying affirmative disclosure that the affiliate is a separate, nonregulated entity, and that the customer does not have to purchase the affiliate's product in order to continue to receive regulated service from the t&d. 44 However, a recent scholarly analysis concludes that a ban on joint use of an














41 35-A M.R.S.A. s. 3205 (3) (J).
42 Rule para. 3 (J) (2).
43 Order dated July 6, 1998, Maine PUC Docket No. 97 -930.
44 California Affiliate Transaction Rules, para. V.F. Texas and Massachusetts are considering similar rules. Such provisions may not always have the desired effect. Shortly before the inauguration of retail competition in California, PG&E ran a nationwide ad campaign in which the required disclaimer was virtually illegible due

Continued on next page...

incumbent brand is warranted, at least during the initial development phase of a newly deregulated market. 45

     There are compelling reasons for retaining the prohibition on shared name and logo use without modification. As long as the utility and its marketing affiliate share the same name and logo, it will be difficult to dissociate the two entities in the marketplace or for purposes of regulation. As a result, to permit shared name and logo use would represent an open invitation to the incumbent utility (a) to engage in cross-subsidization (promoting its name at ratepayer expense for the benefit of the unregulated affiliate); 46 (b) to capitalize on the familiarity of its name to seize a high market share in the initial phase of market development, discouraging entry by others; 47 and (c) to deceive consumers by suggesting that affiliation with the t&d results in greater quality or reliability of service. 48

          5. Code enhancements. Maine's code is reasonably comprehensive, but should be improved and tightened by means of legislation in limited areas.




Continued from previous page...

to small font size, dark background and its placement on the vertical margin. The CPUC immediately determined that a violation had occurred; it has since levied a $1.68 million penalty. CPUC Fines PG&E For Misuse Of Name And Logo In Promotions By Electricity Affiliate, November 5, 1998, http://www.cpuc.ca. gov/news/981105_PG&E_Fined.htm.

45 J. Abel & M. Clements, Should Utility Incumbents Be Able To Extend Their Brand Name to Competitive Retail Markets? An Economic Perspective, Electricity Journal, June 1998, 49, 56 (hereinafter "Abel & Clements") ("allowing unrestricted brand name extension from an incumbent utility to an affiliate in the emerging competitive retail market could seriously cripple viable market entry and, therefore, the early phases of retail competition").

46 See Comment of the Staff of the Bureau of Economics of the Federal Trade Commission, June 19, 1998 Before the Public Utilities Commission of Texas, Project No. 17549, 4 -5 ("FTC Texas Comment") ("a regulated parent utility may have an incentive to overinvest in reputation building" if it is able to include investments in its reputation in its rate base while realizing gains in the unregulated market; "[h]arm to both competition and consumers may occur from overinvestment and cross-subsidization").

47 Abel & Clements 56; Conlon, dissenting, 3.

48 Binz & Frankena 71; FTC Texas Comment 5 (if substantial minority of consumers takes a particular message from advertisement, and that message is likely to mislead consumers to their detriment, advertisement is deceptive under Federal Trade Commission Act s. 5; affiliate use of incumbent name and logo may violate this standard, if it implies to consumers "that the relationship between the utility and the affiliate is different from what it really is").

     - Cross-subsidization. No provision of the current statutory code directly addresses the problem of cross-subsidization. Cross-subsidization is addressed in the proposed rule by means of a provision to the effect that "[a] distribution utility and its affiliated competitive provider must comply with all applicable provisions of Chapter 820", a reference to the Commission's so-called Cochrane rule, which is authorized by 35-A M.R.S.A sections 713 -715. Nevertheless, because it is an expression of vertical market power which could damage competition, cross-subsidization should be explicitly prohibited and penalized in the statutory code of conduct. 49

     - Log. The code currently requires the t&d to maintain a log of all requests for information made by the marketing affiliate and its competitors. 50 As an aid to detection and enforcement, the Commission should be empowered to extend this requirement to other categories of transactions by rule.

     - Penalties. The statutory code provides for two types of sanctions, as noted above. The divestiture remedy for knowing violations substantially injurious to consumers or competition is a draconian measure valuable as a deterrent, but likely to be employed only as a last resort. The only other option available is a financial penalty of up to $10,000 per day for any code violation. 51 However, it is possible to conceive of one-time violations, for example an advertising violation or an exchange of information, serious enough to render a $10,000 penalty entirely inadequate. 52 In order to give the rule additional force as a deterrent, and to afford the Commission more flexibility in crafting appropriate remedies, provision should be made for an intermediate penalty, e.g., suspension of the right to engage in retail marketing for up to three years, and a much more substantial maximum financial penalty for certain one-time offenses (up to $100,000). In addition, disgorgement of profits or benefits should be available as a sanction. Finally, the statute should be amended to make clear that the penalty provisions of the code of conduct are applicable to small t&ds (i.e. MPS) as well as large ones.

          6. Market share limitation issue. Foreclosing shared name and logo use reduces, but does not eliminate, the risk of market dominance. We anticipate that by March 1,








49 It is far from clear that a violation of the Cochrane rule would be subject to the sanctions provided in the code of conduct section of the restructuring statute, including divestiture, unless that section is amended.
50 35-A M.R.S.A. s. 3205 (3) (H).
51 35-A M.R.S.A. s. 3205 (5).
52 The CPUC recently fined PG&E $1.68 million for an advertising violation. See fn. 35 above.

2000, the implementation date for retail choice, many consumers in the CMP service territory will know that MainePower is a CMP affiliate. 53

     In markets where an incumbent utility has long held a monopoly, incumbent goodwill and customer inertia can exert a powerful drag on competition. For example, in 1984, the year of its breakup, AT&T was able to retain a 90% share of the long-distance market. It took a dozen years before that share dropped below 50%.54 Absent a market share limitation, it could well "take years [for incumbent market shares] to decline to where there would be general agreement that market dominance was not a problem." 55

     The market share limitation serves an important purpose -- that of permitting "entry of enough additional marketers to ensure a competitive market." 56 Its removal would therefore be ill-advised, unless affiliate marketing in the t&d territory is banned altogether. Rather, it represents an essential element of the balance struck by the Legislature in Maine's restructuring statute. However, we recommend that the Commission's ability to penalize violations of the market share limitation be enhanced and clarified.

     The statutory penalty provisions may be inadequate to remedy violations of the market share limitation. As written, it is not clear whether the penalty provision, 35-A M.R.S.A. s.








53 In recent press releases, CMP draws attention to its affiliation with MainePower. E/PRO Wins Contract for Edwards Dam Removal, Sept. 15, 1998 (MainePower listed as a subsidiary in article unrelated to its activities); Clarifying CTP Stock Listing, CMP Group, Sept. 3, 1998 (MainePower listed as subsidiary in article relating to listing of parent company stock). Further, a visit to CMP's webpage readily yields information concerning "MainePower, a unit preparing to operate as a competitive electricity marketer." www.cmpco.com.

54 It is sobering to note that in California's retail electric market, only 33,000 of 10 million retail customers initially chose an alternative provider, despite an $89 million consumer education campaign.

55 K. Costello & K. Rose, Some Fundamental Questions on Market Power: No Easy Answers for State Utility Regulators, Electricity Journal, July 1998, 73. See also W. Shepherd, Monopoly and Antitrust Policies In Network-Based Markets Such as Electricity, 14 (Paper delivered at Symposium on Virtual Utility, Rensselaer Polytechnic Institute, March 31, 1996) (dominance and tight oligopoly usually fade slowly, if at all).

56 Conlon, dissenting 4.

3205 (5), would cap penalties for market share limitation violations at $10,000 -- surely an inadequate sanction. The statute should be amended to provide for greater flexibility, and a much more significant maximum penalty. Disgorgement of profits for minor infractions, and surrender of revenues for more serious breaches, should be provided as options. 57

          7. Ban on marketing by affiliates. In the restructuring statute, the Legislature has chosen a regulatory or behavioral approach to address the problem of vertical market power, combining a code of conduct and a market share limitation. In making this policy choice, the Legislature rejected an alternative, structural remedy, namely, enactment of a complete ban on marketing by t&d affiliates.58 Maine's selection of a regulatory rather than a structural remedy is consistent with restructuring policies adopted across the country. While numerous states have enacted or promulgated codes of conduct, to our knowledge no state has imposed a ban on marketing by affiliates. Two states, California and New Hampshire, have explicitly considered and rejected such a ban. 59

     We are not here advocating that the untested compromise approach reflected in the statute be abrogated. Even if it is not ideal from our perspective, it may prove a workable solution.




57 Note that the statute requires the Commission to reevaluate the need for the market share limitation, and report on its findings to the Legislature, no later than January 1, 2005. 35-A M.R.S.A. s. 32121 (2).

58 The Commission recommended a ban on affiliate marketing in its Restructuring Plan. See Final Restructuring Plan, December 1, 1996, 32. This recommendation was discussed further in a letter from the Commission to the Chairs of the Joint Standing Committee on Utilities & Energy dated April 28, 1997.

59 In California, The Utility Reform Network (TURN) moved for a two-year ban on affiliate marketing. In denying the motion in favor of a code of conduct approach, the CPUC explained its view that dominance by an affiliate marketer was less likely because California's implementation of retail choice did not involve a phase-in. Opinion Adopting Standards of Conduct Governing Relationships Between Utilities and Their Affiliates, CPUC Decision No. 97 -12 -088, Dec. 16, 1998, 15 -17. In New Hampshire, the Public Utilities Commission initially approved a restructuring plan which included a ban on affiliate marketing in the t&d service territory. In Re Restructuring New Hampshire's Electric Utility Industry, 175 PUR4th 193, 222 (1997). Subsequently, the PUC vacated this prohibition, deferring a final determination on the issue until a later time. Electric Utility Restructuring, Order On Requests for Rehearing, Reconsideration and Clarification, Order No. 22,875 (NH PUC, Mar. 20, 1998), 23. For a discussion of this issue, see K. Jaffe, Emerging State Rules For Retail Marketing By Electric Utilities After Restructuring, CCH Power & Telecom Law, May-June 1998, 34, 35 -36.

However, a ban on affiliate marketing in the t&d service territory remains an important residual option, should experience show that permitting any marketing by t&d affiliates is inimical to the public interest. Accordingly, we review the merits of a ban below.

     Enactment of a ban would not be unprecedented. To cite one important analogy, local Bell telephone monopolies are barred by law from providing long distance service within their regions until they show that they have opened their local networks to competition. 60 Moreover, there is a compelling logic to the structural approach: a ban would constitute a totally effective solution which would eliminate, once and for all, the problem of vertical market power. It would appear that even if it proves workable, the regulatory solution selected in Maine necessarily falls short, measured against this standard.

     It is a consistent theme of both the U.S. Department of Justice ("DOJ") and the Federal Trade Commission ("FTC") (in contrast to the states) that structural remedies for market power are invariably more effective than behavioral monitoring and enforcement. The reasons for this conviction are well stated by William Baer, FTC Bureau of Competition Director, in a recent speech:

          A behavioral approach ... has several drawbacks. First, it does not eliminate the incentive and opportunity to engage in exclusionary behavior. Rules can try to limit the opportunity, but few rules are invulnerable to evasion. Second, detection of violations can be very difficult. For example, discrimination in access could take the form of a subtle reduction in the quality of service, whose effects














60 47 U.S.C. s.271 (a) & (b). Significantly, these provisions were recently upheld over a constitutional challenge. SBC Communications, Inc. v. FCC, No. 98 -10140, September 4, 1998 (5th Cir.); may be found at http://www.ca5.uscourts.gov/opinions/pub/98/98-10140-CV0.HTM. See also
Commonwealth Edison Company v. Illinois Commerce Commission, 692 N.E.2d 1350 (Ill. App. 1998) (upholding regulatory agency's denial of utility petition for approval to provide energy support services to energy users).

          could be difficult to identify and measure. Third, behavioral rules can require long-term monitoring of compliance, which can be a costly process .... Fourth, it may be difficult to know whether we have selected the right rules.61

     There are two other important reasons for rejecting the regulatory, behavioral approach to vertical market power. The first is that restructuring should be conceived as far as possible as a process of deregulation: opening markets to unfettered competition, for the benefit of consumers. Reregulation designed to accommodate the participation of t&d affiliates in retail markets is inconsistent with the fundamental goals of restructuring, and appears calculated to benefit t&d shareholders rather than consumers. A second reason is that, just as there is a need for a regional ISO to be an independent grid administrator, so it is essential that the t&d responsible for local distribution of electricity be neutral and independent. Permitting a t&d affiliate to engage in retail marketing runs the risk of compromising its neutrality.

     Experience underscores the limitations of the regulatory approach. 62 In the course of the AT&T divestiture litigation, officials of the Federal Communications Commission ("FCC") testified to the ineffectiveness of regulation in preventing vertical market power abuses. In advocating divestiture rather than a court-ordered code of conduct, DOJ made clear its view that "[n]either of these problems [favoritism and cross-subsidization] has thus far proven amenable to















61 W. Baer, FTC Perspectives on Competition Policy & Enforcement Initiatives in Electric Power, Washington D.C. Dec. 4, 1997.; see J. Klein, Making the Transition From Regulation To Competition: Thinking About Merger Policy During the Process of Electric Power Restructuring, Washington DC, Jan. 21, 1998 ("the regulatory agency often ends up playing catch-up, while the market forces move forward and the underlying competitive problems escape real detection and remediation").

62 Most of the examples of vertical market power in action cited above occurred in spite of regulatory code of conduct provisions.

successful regulatory solution .... [T]he anticompetitive problems inherent in the joint provision of regulated monopoly and competitive services are ... insoluble." 63 In approving the proposed settlement, the court agreed:

          AT&T's pattern during the last thirty years has been to shift from one anticompetitive action to another, as various alternatives were foreclosed through the action of regulators or the courts or as a result of technological development. In view of this background, it is unlikely that, realistically, any injunction [i.e. code of conduct] could be crafted that would be both sufficiently detailed to ban specific anticompetitive conduct yet sufficiently broad to prevent the various conceivable kinds of anti-competitive conduct that AT&T might employ in the future.

Thus, the court preferred the "surer, cleaner remedy" of divestiture adopted in the proposed settlement. 64

     A ban on affiliate marketing represents a readily attainable and fully effective solution to the problem of vertical market power. 65 Experience of the regulatory approach in other jurisdictions suggests that, by contrast (1) it does not prevent the exercise of vertical market power; (2) detection, prosecution and proof of violations can be difficult, uncertain, costly and time-consuming; and (3) successful abuses can net very substantial gains to the utility at consumer expense. In addition, it requires little insight to predict that for every meritorious allegation of a regulatory violation, there will be numerous groundless complaints which must nevertheless be investigated and in some cases litigated. 66 Ultimately, the high cost of regulation and its apparent










63 DOJ, Response to Public Comments on the Proposed Modification of Final Judgment, 47 Fed. Reg. 23, 320 -336 (1982).

64 U.S. v. AT&T, 552 F.Supp. 131, 167, 168 fn. 155 (D.DC 1982).

65 There are less draconian options which could be considered. A partial ban on affiliate marketing, in the competitive segment of the market only, would leave the affiliate free to compete for standard offer business.

66 For example, in the event of another ice storm, it is easy to imagine an avalanche of complaints with regard to any t&d affiliate customer who happened to be reconnected before any customer of another competitive provider.

inability to solve the problem of market power could jeopardize the success of the fundamental goals of restructuring: open and robust competition, and lower prices.

     Accordingly, if the legislative compromise reflected in the statute proves unworkable, the Commission and the Department respectfully counsel that a ban on affiliate marketing in the t&d territory should be reconsidered. 67

     F. Costs of Regulation

     Precision in estimating the costs of regulating affiliate marketing is elusive. However, the costs of regulation may be high.

     The purpose of regulation is to protect the retail market from the damage to competition which could be wrought by the exercise of vertical market power. The need for regulation arises from the participation of the t&d affiliate in the retail market. The motive for such participation, of course, is profit. Regulation, then, is a necessary condition of the t&d affiliate's license to profit from energy sales in the retail market. It can be argued, on this basis, that all the costs of such regulation should be borne by affiliate marketers and their stockholders.

     Under the present legislative scheme, however, it appears that the costs of the regulatory effort required to police the vertical boundary between the t&d and its affiliate will be borne entirely by ratepayers.68 At a minimum, we recommend legislation to adjust this burden by










67 Note that it can be plausibly argued (although we are not necessarily persuaded) that allowing the participation of t&d marketing affiliates benefits consumers by increasing consumer choice. It can also be argued (and we are persuaded) that t&d affiliates should be given the opportunity to demonstrate that they can play by the rules.

68 The restructuring statute requires the Commission to report to the Legislature annually regarding its "actual and estimated future costs of enforcing and implementing the provision of this chapter governing the relationship between a [t&d] utility and an affiliated competitive electricity provider and the costs incurred by [t&d] utilities in complying with those provisions." 35-A M.R.S.A. s. 3217 (1). At the outset, however, the Commission's costs appear to be chargeable to its general budget funded by utility assessments, and ultimately to ratepayers.

imposing the cost of meritorious enforcement proceedings under the code of conduct or market share limitation on shareholders rather than ratepayers.

     G. Recommendations

     1. There is a need for an enhanced statutory penalty provision for exceeding market share limitations.

     2. The statutory code of conduct should be tightened as follows:

          (a) Cross-subsidization should be explicitly prohibited.

          (b) The Commission should be empowered to expand the requirement that a log of information requests be maintained to include other categories of transactions.

          (c) More flexible provision for penalties should be made in order to enhance deterrence and enforcement. This should include provision for intermediate penalties for code infractions, e.g., a three-year maximum license suspension, and a $100,000 maximum for certain one-time violations; and provision for disgorgement of profits.

     3. It should be provided that all costs of enforcement which result from violations of the code of conduct and the market share limitation may be assessed against the t&d and its affiliate.

               IV. HORIZONTAL MARKET POWER: NEW ENGLAND

     A. Summary

     Horizontal market power is the ability of a single dominant firm or group of firms to profit by raising prices above competitive levels. An indicator of the extent to which a market is subject to horizontal market power is the size of individual market shares, and the overall level of market concentration.

     Southern and central Maine form part of a regional New England wholesale electricity market, whose geographic boundaries are coextensive with the NEPOOL grid. Occasionally, smaller geographic markets, known as load pockets, may arise within the grid as a result of transmission constraints or outages. Northern Maine, a separate market, is analysed in a subsequent section of this report.

     We use the Herfindahl-Hirschman Index (HHI) to estimate the level of concentration in New England electricity markets. The HHI is an indicator rather than an absolute measure of horizontal market power. Accordingly, we also review additional factors in our assessment. Specifically, we look at the responsiveness of the New England market to competitive forces, and the effect of new entry. The related tasks of estimating levels of concentration and analysing market power are complicated by the rapid pace of change in the New England electric industry in recent years.

     The HHI for New England's wholesale energy market for summer 2000, allowing for new entry and out-of-region imports, shows a moderate level of concentration by federal standards, indicating a corresponding degree of market power. With two participants holding 50% of the market, and four over 60%, the market is subject to oligopoly control.

     Computer simulations suggest that oligopoly control may pose a special danger in the context of New England's electricity spot market, which will function as the principal price-setting mechanism in the region. The market may be vulnerable to unilateral strategic behavior, or gaming, as well as collusive practices. Simulation results show that if market leaders engage in such manipulative behavior, wholesale clearing prices could rise by as much as an average of 10%.

     Over the next decade, planned new entry is likely to increase competition in the New England market. In the short to medium term, market power is likely to remain problematic. However, New England's interstate wholesale markets are subject to federal jurisdiction. Maine's ability to address horizontal market power in this context through legislation is limited to the margin. We recommend a limited legislative measure focused on market power within a load pocket, i.e., an area within Maine temporarily isolated from the grid (and federal jurisdiction) by a transmission outage. Beyond this, the Commission and the Department have been, and will continue to be, active in representing the State's interest in promoting competitive regional markets before FERC.

     B. Introduction

     Horizontal market power is the ability of a single dominant firm or group of dominant firms to profit by raising prices above competitive levels. As single firm market shares increase, and the number of competing firms declines, markets become more vulnerable to market power. As an initial matter, therefore, the extent to which a market is subject to horizontal market power can be gauged by reference to the market shares of individual firms, as well as overall market concentration.

     An assessment of market concentration in wholesale electricity must begin by defining the market in terms of products and geography.

     C. Product Markets

     The most important product for analysis in this report is electric energy. The most straightforward measure of market share for this product is capacity, which is currently traded separately. In addition to energy and capacity, competitive wholesale markets in New England will also trade in ancillary services. 69 Further, there may be circumstances in which it is useful to consider energy generated in a particular period, e.g., peaking energy, as a distinct product. 70 Similarly, energy required at a particular time, in a particular quantity, such as Maine's standard offer service, which will go out to bid pursuant to the restructuring statute in the summer of 1999, may merit consideration as a separate product market.



















69 Ancillary services include Ten-Minute Spinning Reserve ("TMSR"); Ten-Minute Nonspinning Reserve ("TMNS"); Thirty-Minute Operating Reserve ("TMOR"); Operable Capability; and Automatic Generation Control ("AGC"), also known as load following.

70 This is because electricity demand cannot easily be shifted from one period to another; nor can electricity be stored easily in large quantities.

     Usually, however, because of the interplay among these markets, energy is likely to serve as a good proxy for other electricity products in the context of a competitive assessment. 71 In this section, accordingly, the primary focus is the electric energy product market. At the same time, we attempt to assess whether market power problems peculiar to any related product market may give special grounds for concern.  72

     D. Geographic Markets

     In the electric power industry, the geographic market depends on the configuration of the grid. The extent to which power can be transmitted from point to point free of constraints or bottlenecks, which could interfere with open competition, defines the boundaries of the market. In most hours, under normal operating conditions, transmission is relatively unconstrained throughout the NEPOOL grid, which covers all of the six New England states except northern Maine (a tricounty area comprising Aroostook and parts of Penobscot and Washington Counties). Accordingly, it seems fair to accept, as a working hypothesis, that in most hours, southern and central Maine (i.e., all sections except the tricounty area) form a part of a regional New England wholesale electricity market. 73

     However, in a small number of hours, southern and central Maine may experience a peak load which exceeds the capacity of transmission ties to import competing supplies from







71 Joint Application Under Section 203 of the Federal Power Act For the Sale and Purchase of Generation Facilities and Related Properties, On Behalf of CMP et al., FPL et al.; Testimony and Workpapers of Joe D. Pace ("Pace") 13 -14 (natural interplay between energy and reserve and load following markets; and between capacity and operable capability markets).

72 Maine's restructuring statute requires that, as a condition of licensing, competitive electricity providers demonstrate that no less than 30% of their portfolio of supply sources for retail electricity sales in the State are accounted for by renewable resources as defined in the statute. This requirement results in the creation of a separate product market, which is the subject of a subsequent section of this report. 35-A M.R.S.A. s. 3210.

73 New England Power Pool, FERC Docket Nos. OA97-237-000, ER97-1079-000, NEPOOL Market Power Analysis, Feb. 28, 1997, Prepared Direct Testimony of William H. Hieronymus ("Hieronymus") 19 (principal relevant geographic market is NEPOOL region); New England Power Co., FERC Docket Nos. ER-98-6-000, EC-98-1-000, Market Power Analysis: Affidavit & Workpapers of Dr. Joe D. Pace, e.g. at paragraph 34 (to same effect).

out-of-state. Under these circumstances, southern and central Maine would become a "load pocket." Within the load pocket, some generation facilities would be required to run in some hours in order to meet demand. 74 The owners of these "must-run" facilities would possess market power in affected peak hours. In addition, temporary load pockets may arise from time to time in unusual conditions 75 in more narrowly defined sections of the State. Finally, load pockets may also arise in some circumstances as a result of strategic or manipulative actions by market participants. 76

     E. Concentration Analysis

          1. Herfindahl-Hirschman Index. Federal and state antitrust agencies (including the Department) employ the Herfindahl-Hirschman Index (HHI) to measure market concentration. 77 The HHI is arrived at by adding the squared market shares of all the competitors in a given market. This simple mathematical device expresses the insight that market power increases exponentially in proportion to market share. Federal antitrust guidelines used by the Department in merger enforcement indicate that a market with an HHI of 1000 or less should be viewed as unconcentrated (and therefore likely to function competitively). 78 A market with an











74 Hieronymus 23 (Maine experiences transmission constraints in less than 0.5% of hours); CMP Request for Approval of Sale of Generation Assets, February 20, 1998, Maine PUC Docket No. 98-058, Prefiled Testimony and Exhibits of David M. Conroy, 5-6 (must-run generation may operate for periods of limited duration if outage occurs).

75 E.g., transmission outages caused by meteorological events, such as ice storms.

76 Hieronymus 25 (entity with considerable share of generation within a potentially constrainable interface could increase bid substantially, causing ISO to dispatch enough out-of-area generation to exhaust transmission capacity). We have not determined whether such manipulative actions could be brought to bear in any section of Maine.

77 Horizontal Merger Guidelines, 57 Fed. Reg. 41552 (1992) ("Guidelines") paragraph 1.5.

78 Id. paragraph 1.51 (a). For example, ten firms with market shares of 10% each would yield an HHI of 1000 (10 squared x 10).

HHI between 1000 and 1800 is described as moderately concentrated; while any HHI over 1800 is termed highly concentrated. 79 Federal authorities consider that a merger increasing the HHI by more than 100 points to a total in the 1000 to 1800 range "potentially raise[s] significant competitive concerns." 80 It is presumed that a merger which elevates the HHI by 100 or more points to a postacquisition total exceeding 1800 is "likely to create or enhance market power or facilitate its exercise." 81 A market in the moderately to highly concentrated range may therefore be viewed as likely to be subject to an increasingly significant degree of market power.

     The theoretical basis for using an HHI calculation to judge the level of competition likely to be found in a market is long experience indicating that a high level of concentration tends to facilitate collusive and other anticompetitive behavior. Oligopolies (such as price cartels) are most effective when there are few members. When there are many sellers, and no dominant ones, vigorous price competition is more likely to emerge. The HHI analysis is an attempt to measure and predict the level of concentration at which oligopolistic behavior contrary to consumer interest is likely to occur.

          2. NEPOOL grid. The NEPOOL grid represents a distinct electrical control area, i.e., an integrated electrical system with centralized dispatch. It is interconnected to the west with the New York Power Pool ("NYPP"), to the northwest with the Hydro Quebec system ("HQ"), and to the northeast with New Brunswick Power Corporation ("NBP"). Like other control areas in North America, the NEPOOL grid initially developed as a patchwork of isolated, vertically integrated utility systems, each generating and distributing to customers in a discrete















79 A market comprising five firms with market shares of 20% each would result in an HHI of 2000 (20 squared x 5).

80 For example, an acquisition of a competitor with a 2% market share by a rival with a 25% share would increase the HHI by 100 points. Any merger where (acquired share) x (acquirer share) x 2 = 100 would have the same effect.

81 Guidelines paragraph 1.51 (c)
service territory. The grid took shape as regional connections were forged to enhance reliability and economy of service. The NEPOOL consortium, formed in 1971 in response to a massive electrical blackout affecting the entire northeast, was conceived as a means of more effectively assuring reliability and economy through coordinated operation. The consortium is made up of a large number of disparate public and investor owned utilities, and other generators.

          3. A moving target. Over the past two years, NEPOOL has undergone a period of rapid evolution in preparation for the inauguration of competitive wholesale and, eventually, retail markets. As a means of addressing vertical market power concerns, FERC has authorized the transfer of control of NEPOOL transmission facilities to an independent system operator, ISO New England, Inc. ("ISO-NE"). 82 ISO-NE now handles dispatch, and administers NEPOOL's open access transmission system. Once FERC authorization is received, it will also operate competitive auction markets. When implementation of these markets is authorized, dispatch will shift from a cost-based to a bid-based system. 83

     Moreover, several important investor owned utilities in the region have taken steps to divest generation facilities. In particular, New England Electric System ("NEES"), a large Massachusetts-based utility, has completed the sale of all of its nonnuclear generation assets to USGen New England, Inc. ("USGen"), a subsidiary of PG&E; while Boston Edison Co. ("BECO") has divested substantial assets to Sithe Energies, Inc. ("Sithe"). Central Maine Power's ("CMP") proposed sale of generation to FPL Group ("FPL") and Bangor Hydro-Electric's ("BHE") proposed divestiture to PP&L are currently pending. Most recently, the giant Connecticut-based Northeast Utilities ("NU") has announced its intent to divest generation assets.



















82 New England Power Pool, 79 FERC paragraph 61,374 (1997).

83 NEPOOL and ISO-NE have petitioned FERC for market implementation as of December 1, 1998.

In some cases, these divestitures, to the extent they are approved and consummated, may significantly affect concentration and competition in New England electricity markets.

     At the same time, technological advances which have reduced the size and cost of gas-fired generation, together with the expected arrival of natural gas through a pipeline from Nova Scotia, have prompted an unprecedented level of interest in the construction of new generation capacity, in many cases by new entrants to the market. To the extent that it is realized, such new entry would also have significant positive implications for concentration and competition in New England.

     Yet another factor which can have a significant influence on levels of concentration is the extent to which utilities retain obligations to serve "native load" pursuant to regulatory requirements 84 , as a result of contractual buybacks following divestiture, 85 or as default provider after the inauguration of retail choice. 86 If a utility's capacity is committed to serving native load, it is obviously unavailable to other customers in competitive markets. In Maine, native load obligations will cease to exist concurrently with the inauguration of retail choice on March 1, 2000. It is reasonable to assume that in due time, native load obligations will disappear throughout the region. However, they will disappear on different, and in many cases, unknown schedules in different jurisdictions. This complicates the task of assessing regional concentration levels at particular points in time.

     These issues are described in greater detail below. We allude to them here for the purpose of pointing out that in light of the rapid evolution of the New England market, the task of















84 Most U.S. jurisdictions still require utilities to provide retail services in a specific franchise territory. As restructuring moves ahead, these native load obligations will disappear.

85 For example, USGen has entered open-ended buyback contracts with NEES.

86 In some jurisdictions, the utility remains the default provider after the inauguration of retail choice.

assessing levels of concentration and their competitive implications becomes a highly contingent and problematic exercise.

          4. New England HHI. In focusing the HHI lens on the New England market, we have reviewed studies prepared by Bruce Biewald and Timothy Woolf of Synapse Energy Economics, Inc., as well as the workpapers of experts retained over the past two years variously by NEPOOL, USGen, CMP and FPL. Figure 1 below, which depicts an HHI for the New England market for summer 2000, is based on Synapse's work, with limited adjustments. 87 This analysis reflects the following assumptions:

     - all proposed NEES, CMP and BECO divestitures are consummated and approved

     - no NU divestitures are consummated or approved

     - no utility retains an obligation to serve native load

     - 50% of announced new entry scheduled for service by summer 2000 actually occurs 88

     - 1800 mw of HQ imports are allocated to parties currently receiving them
       under contract   89

     - moderate NYPP imports (500 mw) are included

     - NBP imports are capped at tie capacity (700 mw).

     To the extent that the above assumptions turn out to be invalid, major adjustments in the estimated HHI may prove warranted. For example, if NU were to move forward with significant piecemeal divestitures of its generation assets, the HHI could decline markedly. Conversely, the HHI would increase somewhat if less than the assumed amount of new entry actually occurred.










87 Synapse examines several scenarios with regard to new entry; we employ a relatively conservative assumption in this regard (including 50% of new entry scheduled to be in service by summer 2000). In addition, we include NYPP imports at 500 mw and NBP imports at 700 mw.

88 It is unlikely that sufficient gas will be available to support more than 50% of announced new entry.

89 As of 2001, as a result of contract expirations, HQ will be free to enter the market in its own right.

               Figure 1: Summer 2000 New England HHI

Gen.                           Mw            %             HHI
BECO                          1363           5              25
BHE                            249           1               1
CMP                            522           2               4
Commonw.                       502           2               4
Eastern Util.                  518           2               4
FPL                           1080           4              16
NBP                            700           3               9
NEES                           555           2               4
NU                            8465          32            1024
Sithe                         1983           7              49
Southern Co.                   820           3               9
USGen                         5119          19             361
Utd. Illum.                   1484           6              36
Vt. Group                     1181           4              16
Other                         2245           8              10
TOTAL                        26786                        1572

     The total HHI of 1572 places the New England market in the moderately concentrated range, suggesting that there are correspondingly significant grounds for concern with regard to market power as the process of restructuring moves forward.

          5. Standard offer HHI. With the beginning of retail access, the Commission is charged with the responsibility of ensuring the availability of standard offer service for customers who prefer not to select their own competitive provider. Pursuant to the restructuring statute, prior to July 1, 1999, the Commission must devise and complete a bid process to select providers for each t&d service territory. 90 The operative date on which the selected standard offer providers would commence service is the date set for implementation of retail choice, viz., March 1, 2000. Thus, in addition to assessing general levels of concentration in the New England market, there is a specific need for assurance that the market will be configured in such a way as to support a competitive bid process conducted in the summer of 1999, for














90 35-A M.R.S.A. s. 3212.

delivery of a significant quantity of power (Commission staff estimates a maximum of 1400 mw), beginning March 1, 2000. Again, Figure 2 below, with minor adjustments, is based on Synapse's analysis. In an effort to arrive at an estimate of the minimum level of competition likely to obtain in this market, we adopt the following conservative assumptions:

     - providers must be able to offer a minimum of 100 mw

     - all utilities in the region outside Maine are subject to 100% native load obligations

     - no scheduled new entry participates   91

     - no NYPP imports are included

     - NBP's market share is capped at 700 mw to reflect intertie capacity.  92

                         Figure 2: Standard Offer HHI
Gen.                                Mw       %        HHI
BHE                                249       7         49
CMP                                522      16        256
FPL                               1064      32       1024
Great Bay                          141       4         16
Milford Pwr                        149       4         16
NBP                                700      21        441
NU                                 507      15        225
TOTAL                             3332               2027

     In this instance, the HHI point total indicates a highly concentrated market. The significance of this figure, however, must be evaluated in light of the purpose of the assessment in this instance: to gauge the level of competition for purposes of a one-time bid process rather than an ongoing market.

     The market is configured in a way that may facilitate market power in a bid process. Relatively few players may be able to vie for a significant portion of the State's standard offer








91 Although four new facilities with total capacity in excess of 1000 mw are scheduled to come on line by the end of 1999, we prefer to assume that none of them will be ready to participate in a bid process by the summer of 1999.

92 NBP has expressed interest in participating in the standard offer bid process.

business. Furthermore, we have not yet collected available information concerning the production costs of available capacity. This level of competition, therefore, may not be sufficient to enable the Commission to meet the statutory goal of selecting at least three providers of standard offer service for each service territory, without an adverse impact on consumer prices. 93 Of course, the statute permits the Commission to select only one provider in any given territory, if this result will best serve consumer interests. Even so, there is some degree of uncertainty as to whether competition will be adequate to assure a healthy outcome.

     Accordingly, the standard offer bid process will bear close watching. Careful reassessment of available uncommitted capacity in the spring of 1999, with attention to its production costs, would be advisable. 94 At this time, however, legislative action does not appear to be warranted. The Commission retains the ability to advise the Legislature of any needed corrective action after the results of the bid are in, pursuant to the statute. 95

          6. Ancillary services HHIs. We have not engaged in an independent assessment of levels of concentration in New England markets for ancillary services. However, we have reviewed the HHI analyses of these markets put forward variously by Dr. William Hieronymus (on behalf of NEPOOL) and Dr. Joe Pace (on behalf of CMP and FPL). The differing results arrived at by these experts are compared in Figure 3 below. The markets analysed include Ten-Minute Spinning Reserve ("TMSR"); Ten-Minute Nonspinning Reserve ("TMNS"); Thirty-Minute Operating Reserve ("TMOR"); Operable Capability; and Automatic Generation Control ("AGC"), also known as load following.


















93 35-A M.R.S.A. s. 3212.

94 We have not as yet developed the information necessary to review the estimated production costs of the uncommitted capacity which we expect to be available to compete for Maine's standard offer service.

95 35-A M.R.S.A. sections 3212, 3217.

               Figure 3: New England Ancillary Services HHIs

                         Hieronymus (1999)   Pace (2000)
               TMSR           872            2676
               TMNS           928            2217
               TMOR          1010            1907
               Op. Cap.       843            1483
               AGC           1447            1962

     At first glance, the obvious discrepancy between these results might appear problematic, particularly since Pace's HHIs almost uniformly suggest that ancillary services markets are subject to a high degree of market power. Moreover, an examination of the underlying figures reveals some apparent disagreement between the two experts concerning the precise amounts of capacity likely to be available in New England to provide these services. However, the primary reason why Hieronymus' results are in every case sharply lower than Pace's is methodological. Hieronymus followed a practice of truncating market shares by capping them at the total amount of estimated demand in the relevant market, while Pace did not. As Hieronymus argues:

          Given [a] pattern of excess supply, the true competitiveness of the market is better reflected by a concentration measure that does not artificially overstate the market share of the large suppliers whose potential supply exceeds the total demand in the market. This 'truncated HHI' ensures that the measure of concentration does not reflect redundant capacity and imply market power that does not actually exist, simply because the
          HHI calculation has been performed mechanically. By truncating the capacity of any supplier at the total market demand (and thus calculating the truncated HHI) the measure of concentration can be made more rational.  96

Because we agree with the truncation methodology employed by Hieronymus in this instance, 97 we are inclined to accept his assessment to this extent: it seems fair to conclude that the New











96 Hieronymus 29.

97 Truncation may not always be appropriate. If demand levels are fluid and uncertain, as in the renewables market discussed below, this factor should be referenced in the analysis, rather than incorporated into the HHI.

England markets for ancillary services will be no less competitive, and subject to no greater degree of market power, than the energy and capacity markets. 98

     F. Market Power in New England

     Our Herfindahl summary of the New England energy market arrives at an HHI result of 1572, indicating a moderate level of concentration. Federal merger guidelines provide that an acquisition which increases an HHI in the moderate 1000-1800 point range by an additional 100 points "potentially raises significant competitive concerns." 99 Similarly, our New England HHI result should be interpreted as justifying potentially significant market power concerns.

     However, "market share and concentration data provide only the starting point" for a competitive analysis. 100 The HHI is a screening device, not an absolute indicator of the presence or absence of market power. In this section, therefore, we assess the importance of other factors affecting competition in the New England market which may argue that a greater or lesser degree of market power concern is appropriate. In particular, an analysis of the responsiveness of the New England market to competitive forces, and the impact of anticipated new entry, is offered in the paragraphs following.

          1. Responsiveness of the market to competitive forces. Three fundamental facts hold broad implications for the competitive success of the regional wholesale electricity market. First, the persistence of a culture of coordination during the transition to open markets is likely. Second, the oligopoly structure of the New England electricity industry, as currently configured, enhances the risk of coordination and collusion. Third, the New England














98 Note, moreover, that Hieronymus and Pace agree that entry into ancillary services markets is substantially easier than entry into energy and capacity markets. Hieronymus 39; Pace 15.

99 Guidelines paragraph 1.51 (b).

100 Id. paragraph 2.0
spot market, under proposed rules, may be susceptible to unilateral, as well as coordinated or collusive manipulation to drive up prices. These points are discussed briefly below.

     Shaped by a century of regulation and a common commitment to system reliability, the electric industry harbors a culture of coordination and cooperation. In a newly competitive environment, perspectives and motivations formed by regulation may lead to actions which are inappropriate, anticompetitive and in some cases illegal. As FTC Chair Robert Pitofsky recently explained to a Congressional committee:

          because industry participants have become used to a regulated environment, some may attempt to protect or duplicate many of the comfortable aspects of that environment. Where they are accustomed to coordinated interaction and the use of the regulatory process to bar or disadvantage new entry, industry members may attempt to use monopolistic or cartel behavior to protect their entrenched positions after deregulation. A monopolist will not ordinarily welcome new entry, and issues of access or structural realignment to promote access will have to
          be considered ....  101

     The tactics of coordination and collusion can be employed not only to bar or disadvantage new entry, but also to exercise market power to drive wholesale prices up. In the electric industry, the coordinated or collusive exercise of market power is facilitated by the ready availability of historical and (depending on market design) current data which permit market participants to "draw accurate inferences with respect to each other's pricing strategies and cost structures." 102














101 Prepared Statement of the Federal Trade Commission, Presented by Robert Pitofsky, Chairman, Before the Committee on the Judiciary, U.S. House of Representatives, June 4, 1997, http://www.ftc.gov/os/1997/9706/ electric.htm

102 R. Pierce, Antitrust Policy in the New Electric Industry (Draft Paper), 44 ("Pierce").

     With two players holding an aggregate market share of 50% and four holding well over 60%, it is clear that the New England wholesale electricity market is characterized by oligopoly control. 103 The resulting risk of coordination and collusion is aggravated by a pattern of joint ownership of facilities. Taking account of this pattern of joint ownership, it has been estimated that together, market leaders NU and USGen possess the ability to control or influence the wholesale bids for 65% of the capacity in the market. 104

     Oligopoly control poses a special danger in the context of an electricity spot market, where daily interaction offers ample opportunities for dominant groups to police and enforce collusive arrangements. 105 The principal price-setting mechanism in the New England market will be the spot market be operated by ISO-NE. An oligopolistic industry structure renders this market vulnerable not only to coordination and collusion, but also to unilateral "strategic behavior," or "gaming," designed to maximize profits. Such behavior can take a variety of forms, including "economic withholding," withholding capacity within a constrainable interface, and more complicated strategies, as briefly outlined below.

     Under proposed rules, sellers will bid power into the spot market twenty-four hours in advance for each hour of the succeeding day. Currently, no mechanism exists for buyers to place demand-side bids. 106 The market will clear for each hour at the price bid for the last block of power required to meet demand in that hour. All buyers will pay, and all sellers receive, the market-clearing price. In this system, participants with high market share will possess the ability














103 W. Shepherd, Monopoly and Antitrust Policies in Network-Based Markets Such as Electricity, 12 (tight oligopoly exists when four firms hold more than 60% of the market).

104 P. Cramton & R. Wilson, A Review of ISO New England's Proposed Market Rules, September 9, 1998, 8, 23 ("Cramton & Wilson").

105 Cramton & Wilson, 39.

106 The ISO has proposed instituting a demand-side bidding mechanism; however, the timing of this needed reform remains doubtful. See discussion below.

to bid so high on a particular facility or block of power as to effectively withhold its capacity from the market, thereby driving up the market-clearing price for all power sold in that hour. This practice, referred to as "economic withholding," could give rise to considerable price volatility. Computerized simulation modeling performed by Synapse Energy Economics demonstrates that if NU unilaterally engages in such economic withholding, the result would be a significant increase in average wholesale clearing prices, perhaps by as much as 10% on an annualized basis. Of course, all sellers would benefit, since all receive the market-clearing price. If two or more market leaders adopted economic withholding strategies, it is likely that sellers would collectively secure an even greater benefit, with a correspondingly greater price impact. 107 These results indicate that in the context of the electricity spot market, where two market leaders control an aggregate 50% of a market with a 1500-point HHI, the market power risks are substantial.

     Finally, as NEPOOL acknowledges, an entity which possesses capacity concentrated within a potentially constrainable interface can engage in economic withholding of capacity to create a load pocket and exercise market power within it.108 Indeed, as a result of the strong "interaction effects" felt across transmission grids, even more complicated strategies may be
















107 B. Biewald, D. White & W. Steinhurst, Horizontal Market Power in New England Electricity Markets: Simulation Results & a Review of NEPOOL's Analysis, June 11, 1997, 15, Table 1 (computer simulation modeling shows a 29.7% price impact based on strategic withholding by NU; and a 32.1% price impact based on strategic withholding by four market leaders); New England Power Pool, FERC Docket Nos. OA97-237-000 & ER97-1079-000, Testimony of Bruce Edward Biewald on Behalf of the Maine Attorney General, January 23, 1998 (with extreme conservative sensitivity adjustments to the model, strategic withholding by NU and USGen results in a 5.9% price impact); T. Woolf, B. Biewald & D. White,
Memorandum: Market Power Analysis of New England Using the ELMO Model, October 29, 1998 (based on updated market share data, modeling shows that NU economic withholding would cause 9.6% price impact; this could be dramatically higher if anticipated new entry fails to materialize).

108 Hieronymus, 24 -25.

available. For example, a firm might in some circumstances be in a position to exercise market power by increasing production for the purpose of "bottling up" a disproportionate amount of competing generation. 109 At the present time, we simply do not know the extent to which such Machiavellian strategies may be available to dominant players in New England, or to which they could affect wholesale and, ultimately, retail prices in Maine.

          2. Impact of new entry. As the Federal Trade Commission correctly emphasizes, "timely, likely and sufficient entry may alter the competitive implications of market structure," and provide an antidote to market power.110 Certainly, it is likely that new entry in the New England generation industry will reduce concentration over the next decade. The extent to which such new entry will be sufficient to remedy market power on a timely basis, however, remains in doubt. Federal guidelines consider entry sufficiently easy to constrain the exercise of market power only if entry could be accomplished within two years. 111

     A number of factors have emerged to enhance the prospect that new entry could occur on a significant scale in the region over the next several years. The advent of new combined-cycle gas-turbine technology has reduced both the cost and the time required to effect entry into generation markets. Deregulation of natural gas prices has lowered fuel costs; and the ready











109 W. Hogan, A Market Power Model with Strategic Interaction in Electricity Networks, Energy Journal Vol. 18 No. 4, 107 at 109 (firm could exercise market power by increasing production to "bottle up" disproportionate amount of competing generation), 111 (electrons choose their own path in transmission grid, producing "strong interaction effects"), 127 (citing possibility of "cases where with a well-placed combination of plants and constraints, a generation company with market power could act to both raise critical prices and increase its volume by blocking competitive production that amounts to more than its own increase in output"), 130 (adverting to "the ability of 1 mw of incremental generation at one location to block production of more than 1 mw elsewhere").

110 Comment of the Staff of the Bureau of Economics of the Federal Trade Commission, May 29, 1998, Maine PUC Docket No. 97 -877 at 3.

111 Guidelines paragraph 3.2. See EPRI, Technical Assessment Guide, Vol. 1:
Electricity supply -1993 (Revision 7), June 1993, Exhibit 23 (preconstruction, license and design time for new generation is two years; construction time is an additional two years).

availability of Canadian gas with the addition of pipeline capacity transiting the region is now a near-certainty.

     The result has been an explosion of enthusiasm for the construction of new capacity. Projects totaling nearly 30,000 mw of new, largely gas-fired capacity have been announced on varying schedules throughout the region.112 If all of these new projects were developed, regional capacity would more than double, resulting in a significant surplus. Much of the announced new capacity would be constructed by new entrants. 113 Moreover, of the roughly 30,000 mw total, as much as 10,000 mw is planned for completion within the next two years. 114 Of this 10,000 mw regional total, it is noteworthy that approximately 2500 mw would be built by new entrants within the State of Maine.

     No one expects that all of the announced new capacity will actually be built. The prospect of a significant surplus by itself will surely serve to dampen the ardor of some developers and their financiers. As more new capacity comes on line, late-starting projects will suffer an increasing rate of attrition. 115 Moreover, it is unlikely that there would be enough gas available to support more than half of the announced projects.

     Further, the established utilities within NEPOOL have supported policies which, whether by design or otherwise, have impeded the entry of new competitors. In particular, NEPOOL devised an expensive and time-consuming process for considering applications to interconnect with the existing grid, and planned to levy substantial charges against new entrants for arguably















112 Interconnection Study Status,
http://www.iso.ne.com/transmission_services_and_generation_interconnected
/documents/New10/13/98nnections.

113 Some on the other hand, would be built by participants which already possess significant market share, such as USGen.

114 I.e., before the end of calendar 2000.

115 W. Short, Competitive Retail Markets: Tenuous Ground for Renewable Energy (Draft Paper 1998) 5.

unnecessary transmission upgrades purportedly required by their projects.116 FERC has recently rejected many of these policies, requiring NEPOOL to come forward with new interconnection proposals. 117 When revised NEPOOL proposals are forthcoming, they will merit careful scrutiny to ensure fair treatment of new entrants.

     Despite promising signs, therefore, new entry remains something of an imponderable. If (as we assumed for purposes of the above HHI calculations) half of the new capacity scheduled to be in service by the end of 2000 is completed on time, and if this success-rate is maintained in the years ahead, new entry will exert a gradually increasing procompetitive influence in the New England wholesale market. Moreover, if half of the new capacity planned within the State of Maine (i.e., 1250 mw) is constructed within the next two years, the possibility of a southern and central Maine load pocket will all but disappear. However, our HHI and modeling results suggest that, given the current oligopoly structure of the electricity industry in New England, new entry alone cannot be relied upon to provide a sufficient remedy to market power in the short to medium term.

     G. Remedies for Market Power in New England

     The ability of the Maine Legislature to take remedial action to protect competition in the New England market is limited to the margin. The operation of wholesale electric power markets in interstate commerce and the wholesale rates which prevail in such markets are within the













116 See Comments of the Maine Attorney General On the NEPOOL Report of Compliance, August 10, 1998, FERC Docket No. ER98-3853-000.

117 New England Power Pool, FERC Docket No. ER98-3853-000, Draft Order Conditionally Accepting Compliance Filing, As Modified, And Accepting, In Part, And Rejecting, In Part, Proposed Tariff Changes, As Modified, 8 (NEPOOL evaluation criteria unrealistic and unreasonable), 9 (existing SIS procedures cumbersome and ineffective), 11 (NEPOOL queuing process to be addressed in the context of an upcoming filing) 13 (expansion cost pricing to be addressed in the context of a future NEPOOL filing relating to congestion pricing). As an intervenor in this proceeding, the Department, as well as the Maine Public Advocate, had protested aspects of the NEPOOL compliance filing which unnecessarily raised barriers to entry.

exclusive jurisdiction of FERC. 118 Accordingly, in order to avail itself of appropriate remedies to market power in the regional market, the State of Maine must in most cases pursue and champion those remedies before FERC and, if necessary, in the federal courts. Indeed, to a large extent, such remedies must be sought in the context of a single ongoing proceeding, which will broadly determine the future course of wholesale restructuring in New England. That proceeding is NEPOOL's application to FERC for market-based rate authority, and related dockets. 119

          1. NEPOOL market-based rate application. In the context of federal restructuring of wholesale electric power markets, FERC possesses the power to grant or deny market participants' applications to charge market-based, as opposed to regulated, cost-based rates. To obtain such authorization, market participants must show that they do not possess market power in the relevant market, or that market power has been adequately mitigated. 120

     Initially filed on December 31, 1996, NEPOOL's long-running application for market-based rate authority on behalf of its members, including NU, USGen and others, is still pending. While arguing that none of its participants possessed market power except to a limited extent in potential load pockets, NEPOOL in December 1997 proposed a comprehensive market power mitigation plan ostensibly designed to remedy precisely the type of strategic behavior modeled by Synapse. The NEPOOL mitigation plan would empower the ISO to respond to economic withholding tactics by various means, including imposition of default pricing or limitations on a participant's bid flexibility.  121












118 E.g. Maine Yankee Atomic Power Company v. Public Utilities Commission, 581 A.2d 799, 804 (Me. 1990) (Commission had no authority to require reduction in generator's wholesale rate, set exclusively by FERC; attempt to do so preempted).

119 New England Power Pool, Market Power Analysis, February 28, 1997, FERC Docket Nos. OA97-237-000 & ER97-1079-000.

120 E.g. New York State Gas & Electric Corporation, 78 FERC paragraph 61309 at 62326 (1997).

121 New England Power Pool, Market Monitoring, Reporting, and Market Power Mitigation Proposal, December 19, 1997, FERC Docket Nos. OA97-237-000 & ER97-1079-000.

     NEPOOL has also filed a regional transmission tariff and a package of proposed market rules to govern the spot market. 122 In June, 1997, FERC authorized the creation of ISO-NE to manage transmission and dispatch functions.

123 The ISO will also administer the spot market, when its implementation is authorized. However, neither bid-based dispatch nor the spot market can be implemented until FERC rules on NEPOOL's market-based rate application.

     Among its other duties, ISO-NE is required to independently assess the competitiveness of the markets it administers. 124 In a recent development, ISO-NE in September 1998 filed a study of the competitiveness of the spot market under NEPOOL's proposed rules. 125 The study finds that significant flaws in the market design advanced by NEPOOL are likely to accentuate market power, and proposes a series of wide-ranging reforms. In particular, the study recommends installation of a multi-settlement system, a location-based pricing congestion management system, and demand-side bidding. It also counsels abolition of capacity trading markets, as well as significant adjustments to ancillary services markets. While endorsing most (but not all) of the study's recommendations, ISO-NE nevertheless advocates full implementation of competitive wholesale markets by December 1, 1998, and apparently continues to support a full grant of NEPOOL's application for market-based rate authority on that schedule. 126

     The Department, the Commission and the Public Advocate have all been active as intervenors in this and related FERC dockets. While committed to the same objective, viz., to protect and promote competition in New England electricity markets, we have adopted somewhat











122 New England Power Pool, Restructured Arrangements, December 31, 1996, FERC Docket Nos. OA97-237-000 & ER97-1079-000. There has been a series of supplements to this initial filing.

123 New England Power Pool, 79 FERC paragraph 61,374 (1997).

124 Interim Independent System Operator Agreement paragraph 6.4.

125 Cramton & Wilson.

126 Motion of ISO-NE To Include Its Market Assessment In Docket and Requesting Order Permitting Market Implementation On December 1, 1998, FERC Docket Nos. OA97-237-000, ER97-1079-000, ER97-3574-000, OA97-608-000, ER97-4421-000 &
ER98-499-000.

divergent positions. In general, the Department and the Public Advocate have advocated structural remedies to market power, i.e, appropriate divestitures; the Commission favors a regulatory approach.

     More specifically, the Department and the Public Advocate oppose granting NEPOOL or its members market-based rate authority, and oppose market implementation, until (1) NU, USGen and perhaps Sithe divest capacity to reduce market concentration; and (2) critical market reforms proposed by ISO-NE's experts can be put in place. 127 The Department and the Public Advocate lack confidence in the ISO's ability to detect and remedy the exercise of market power under NEPOOL's proposed mitigation plan. 128

     The Commission, joining with other New England commissions, through filings by the New England Conference of Public Utilities Commissioners ("NECPUC"), opposed NEPOOL's initial application on the ground that market power was present, arguing that a mitigation plan was required; NECPUC then played a role in negotiating the plan ultimately adopted and filed by NEPOOL. NECPUC now takes the position that NEPOOL's mitigation plan is generally adequate, and supports market implementation on the schedule proposed by ISO-NE, but asks that FERC require adoption of the market reforms proposed by the ISO's experts by September


















127 As an alternative, the Department and Public Advocate have submitted that FERC could grant NEPOOL's application in part, and implement markets, while confining NU, USGen and perhaps Sithe to cost-based bids.

128 Comments of the Maine Attorney General on the NEPOOL Market Monitoring, Reporting & Market Power Mitigation Proposal, January 23, 1998, FERC Docket Nos. OA97-237-000 & ER97-1079-000; Comments of the Maine Attorney General on the NEPOOL Sanctions Rule (Market Rule 13), July 17, 1998, FERC Docket No. ER98-3568-000; Memorandum of the Maine Attorney General & the Maine Public Advocate In Opposition to Motion of ISO-NE To Implement Markets, October 9, 1998, FERC Docket Nos. OA97-237-000, ER97-1079-000, ER97-3574-000, OA97-608-000,
ER97-4421-000 & ER98-499-000.

1, 1999. In a separate comment, the Commission has requested that FERC accelerate development of a congestion management system. 129

     At this juncture, several options are open to FERC, ranging from a full grant of NEPOOL's application, and unconditional implementation of the spot market by December 1, 1998, to a denial of the ISO's implementation request, and an order for a full hearing on NEPOOL's application. We cannot predict how FERC will resolve these matters. However, it is certain that market power issues will persist as wholesale restructuring moves forward. The Department and the Commission will continue their efforts to represent the State's interest in these proceedings.

          2. Other remedies. Because of federal preemption, the State in most cases lacks jurisdiction to legislatively address market power within a load pocket on the New England grid. It is hoped that the likelihood that a load pocket could arise in southern and central Maine will recede as new entrants within Maine come on line. However, localized load pockets could arise or be created; other strategic actions could be taken which might affect wholesale prices within the State. The Commission and the Department intend to monitor developments, using computerized simulation modeling where appropriate, to ensure as far as possible that anticompetitive activity with a wholesale price impact is detected. To the extent that such price effects are felt, it may be that (as the Federal Trade Commission has pointed out) specific



















129 Comments of NECPUC On NEPOOL Market Monitoring, Reporting & Market Power Mitigation Proposal, December 22, 1997, FERC Docket Nos. OA97-237-000 & ER97-1079-000; Letter, NECPUC President S. Geiger to FERC Commissioners, October 15, 1998; Answer of NECPUC In Support of Motion of ISO-NE To Include Its Market Assessment In Docket and Requesting Order Permitting Market Implementation, October 13, 1998; Comments of the Maine Public Utilities Commission, ISO-NE's Assessment of the Competition & Efficiency of the NEPOOL Markets, October 13, 1998, all in FERC Docket Nos. OA97-237-000, ER97-1079-000, ER97-3574-000,
OA97-608-000, ER97-4421-000 & ER98-499-000.

transmission enhancements or new generation projects can be proposed and encouraged as a practical remedy. 130

     However, where a load pocket arises in all hours for any significant duration, for example as a result of a meteorological event or other emergency, we believe that, for the period during which the connection to the regional grid is severed, interstate commerce and federal jurisdiction are also cut off. 131 It is to be hoped, of course, that such events will be rare. However, recent experience suggests that a month-long load pocket in an isolated section of the State could give rise to serious (even if relatively short-lived) market power concerns. Specifically, a situation could arise where the only generation available within the load pocket would sell only at exorbitant rates.

     Accordingly, we recommend that the Commission be empowered to assert jurisdiction over wholesale rates on market power grounds in any section of the State in which a load pocket arises for all hours for more than forty-eight hours. 132

     H. Recommendation

     The Commission should be empowered to assert jurisdiction over wholesale rates on market power grounds in any section of the State in which a load pocket arises for all hours for more than forty-eight hours.













130 Comment of the Staff of the Bureau of Economics of the Federal Trade Commission, May 29, 1998, Maine PUC Docket No. 97-877 at 8 (using computer simulation modeling of the grid and generation, the Department and the Commission may be able to identify a small, focused list of transmission or generation projects which could alleviate the most significant market power concerns).

131 See Federal Power Commission v. Florida Power & Light Co., 404 U.S. 453, 463
(1972) (jurisdiction premised on commingling of energy transmitted in interstate commerce, as determined by engineering or scientific test). There could of course be no such commingling when transmission lines are severed.

132 In addition, we plan further study with regard to the advisability of legislation to provide for civil remedies for an exercise of market power in a load pocket.

               V. HORIZONTAL MARKET POWER: NORTHERN MAINE

     A. Summary
     Northern Maine (Aroostook and parts of Penobscot and Washington Counties) is isolated from the New England grid, and functions electrically as part of the Canadian Maritime control area. It constitutes a separate geographic market for purposes of market power analysis.

     The northern Maine wholesale energy market is highly concentrated, and subject to a corresponding degree of market power. The market is dominated by New Brunswick Power Corporation ("NBP"), which controls transmission access to northern Maine. NBP transmission is unsupervised by any regulatory authority, and NBP has set discriminatory rates, with the result that it has preferential access to the market. This transmission regime effectively excludes Hydro-Quebec from the market, as well as participants from New England and Nova Scotia.

     In addition, there exists a transmission constraint which prevents firm power from flowing to northern Maine from New England. Moreover, the problem of market power is probably aggravated by the lack of access to a well-designed spot market. Finally, the prospect that new entry will increase competition in northern Maine is minimal.

     Under these circumstances, the question whether retail choice in northern Maine should be postponed must be confronted. However, postponement should be a last resort. Other, less drastic remedies, which offer some promise of success, should be implemented in the first instance.

     It now appears that the south-to-north constraint can be effectively eliminated by means of a contractual arrangement whereby NBP would supply back-up power and needed ancillary services to the four northern Maine t&d companies. NBP has stated its willingness to enter into such undertakings with the t&ds for a five-year term. We recommend legislation authorizing northern Maine t&ds to contract with NBP, and empowering the Commission to require that the purchased services be passed through to retail marketers at cost.

     NBP and provincial New Brunswick authorities indicate that the current transmission regime is likely to be subjected to a legislative overhaul prior to the inauguration of retail choice in northern Maine. However, the timing of New Brunswick's restructuring remains uncertain. In the interim, it has been proposed that, as with the tie-line interruption and ancillary services, NBP should enter into contracts with northern Maine t&d companies to supply transmission services. It would be preferable if these services were supplied at NBP's lower "out" rate, rather than its higher "through" rate. Again, legislation is recommended. A meeting among the Commission, the Department, NBP and other parties has been scheduled to discuss these issues and arrangements.

     The possible creation of a bulk power system administrator ("BPSA"), with or without a spot market, is also under discussion among the Commission, the Department and stakeholders. No consensus yet exists with regard to a workable concept in this area. Accordingly, legislation would be premature. The Commission and the Department will continue to monitor the development of a BPSA, and may offer additional recommendations later.

     While transmission enhancements do not appear to be immediately essential to the competitive health of the northern Maine market, such enhancements would certainly be in the long-term interest of northern Maine consumers. The Commission and the Department will continue to monitor projects currently under study, will keep the Legislature informed, and may offer legislative recommendations in due course.

     Finally, we recommend that, in view of the high level of market power in northern Maine, and the uncertain efficacy of available remedies, the Commission should be legislatively empowered to impose wholesale rate regulation to the full extent of the State's jurisdiction. We believe that the State possesses jurisdiction to regulate wholesale rates charged in northern Maine by generators located in Canada. Such regulatory power should be used only as a last resort to protect against market power, short of suspending retail choice. Even if never used, this option could provide a useful deterrent to market power abuse.

     B. The Geographic Market

     Remote from the remainder of New England, northern Maine is characterized by significant special features which demand a separate assessment of market power in energy and ancillary services. The first task in performing such an analysis is to define the geographic market.

     The northern Maine electrical grid, which powers Aroostook as well as portions of Penobscot and Washington Counties, is unique.133 While the remainder of the State is fully integrated into the NEPOOL control area, this tricounty grid functions electrically as a part of the Canadian province of New Brunswick. Moreover, conditions in the northern Maine market contrast sharply with those in the rest of New England. In particular:

     - Northern Maine is connected only to New Brunswick; the only existing transmission link to New England (or anywhere else) is through New Brunswick.

     - Northern Maine can draw on firm power imports only from Canada, since under current conditions the transmission tie through New Brunswick to New England cannot carry firm power south to north.












133 We refer to the Aroostook-Penobscot-Washington County grid below as "the tricounty grid," "the tricounty area", or simply as "northern Maine."

     - New Brunswick, which governs much of the control area of which northern Maine forms a part, has no current plan to develop competitive wholesale or retail markets. 134

     - New Brunswick transmission is currently governed by discriminatory policies determined unilaterally by the utility, New Brunswick Power Corporation ("NBP"), an instrumentality of the provincial government which operates free of regulatory oversight by any Canadian or U.S. agency. 135

     - The Maritime control area has no ISO, and no spot market.


     New England, by way of comparison, is interconnected to, and can draw on imports of firm power from three other regions, viz., New York, Quebec and New Brunswick. A competitive wholesale market already exists in New England; most states in the region are moving, albeit on different schedules and with varying policies, toward retail choice. Moreover, the NEPOOL control area is governed by FERC's nondiscriminatory, open access transmission regime. New England utilities have transferred control of their transmission systems to ISO-NE, which will operate a spot market for energy and ancillary services, and will be empowered to apply measures designed to prevent or mitigate the exercise of market power.

     Northern Maine, then, presents an electrical anomaly. Politically linked to New England, and governed by Maine's restructuring initiative, it is nevertheless isolated from the region by the configuration of existing transmission ties. Electrically connected to New Brunswick, the tricounty area is separated from the province not only by the international frontier, but by contrasting energy policies which make a unified market impossible. There is no escaping the











134 The provincial government, however, has initiated a policy discussion concerning restructuring options. D. Savoie & D. Hay, Electricity in New Brunswick and Options for its Future, July 1998 ("Savoie & Hay"), http://www.gov.nb. ca/legis/reports/energ-98/index.htm

135 Specifically, NBP levies a rate for "through" transmission (for power transiting the province) which is 40% higher than the "out" rate which it charges itself. The NBP "out" rate is 60% higher than rates which apply in New England.

conclusion that northern Maine must be viewed as a geographic market unto itself, separate from both New England and neighboring sections of Canada for purposes of a market power analysis. 136

     Indeed, strictly speaking, northern Maine may constitute not one but two separate geographic markets. This is because the greater part of the territory served by Eastern Maine Electric Cooperative is not connected to the remainder of the tricounty grid except through New Brunswick. Because the market power problems afflicting the two markets are identical, however, they may be treated as one for purposes of this analysis.

     C. Concentration Analysis

     Having delineated the geographic contours of the northern Maine market, we turn in this section to an assessment of the levels of concentration and competition within it. As in the analysis of the New England market above, we employ the Herfindahl-Hirschman Index ("HHI"), a screening device used by federal antitrust enforcement authorities (as well as FERC) as an indicator of market power. The HHI is the sum of the squared market share percentages of each market participant. The next step, then, is to identify the participants, and determine their market shares. 137 Generating capacity is used as a gauge of the market shares in energy of in-market participants, while tie-line capacity sets an upper limit on the market shares of importers.

     In contrast to the larger new England market, which includes a large number of entities possessing varying amounts of generation capacity, northern Maine counts only three or four












136 The electrical geography of northern Maine is well-described in T.Woolf & B.Biewald, Competition & Market Power in the Northern Maine Market, October 1998, ("Woolf & Biewald") a study prepared for the Commission in response to the legislative mandate of 35-A M.R.S.A. s. 3206 (3) ("to determine the most efficient and effective means of ensuring that the portions of this State that are currently connected to the New England grid through transmission lines that pass through Canada are connected to the grid in a manner that ensures that customers in those portions of the State are able to take full advantage of retail access"). This section relies in part on Woolf & Biewald's analysis.

137 U.S. Department of Justice & Federal Trade Commission, Horizontal Merger Guidelines, 57 Fed. Reg. 41522 (1992), paragraphs 1.3 -1.4 ("Guidelines").

generation companies. 138 Generation capacity in northern Maine is currently divided among MPS, Aroostook Valley Electric Cooperative ("AVEC"),139 and Alternative Energy, Inc. ("AEI"), approximately as follows:

                         MPS -- 66 mw
                         AVEC -- 32 mw
                         AEI -- 37 mw

     In fulfillment of its divestiture obligations under the restructuring statute, MPS has proposed to sell most of its generation assets, including its 33 mw hydropower facility at Tinker Station, to WPS Power Development, Inc. ("WPS"), a Wisconsin company. 140 This proposed acquisition is the subject of a pending proceeding at the Commission. However, MPS also holds a "qualifying facility" contract which entitles it to approximately 18 mw of the capacity of the Wheelabrator-Sherman ("WS") cogeneration facility. This asset will be the subject of a separate sale process. Accordingly, for purposes of a Herfindahl-Hirschman analysis, in-market generation capacity may also be broken out as follows:

                         WPS -- 48 mw
                         WS -- 18 mw
                         AVEC -- 32 mw
                         AEI -- 37 mw

     In addition to in-market generation, of course, a concentration analysis must take account of the ability of competitors outside northern Maine to import power into the region. The transmission capacity of the interties to New Brunswick is 200 mw; however, MPS assumes for planning purposes (taking possible outages into account) that these ties are able to carry only 90







138 Perhaps the most striking contrast between the tricounty geographic market and the New England market to the south is in terms of size. The peak load in northern Maine, approximately 138 megawatts, represents a tiny fraction (approximately 0.6%) of the corresponding figure for New England.

139 The proposed acquisition of AVEC by FPL from CMP is currently pending before the Commission.

140 In fact, the statute does not require divestiture of Tinker Station, which is physically located in New Brunswick. 35-A M.R.S.A. s. 3204 (1) (C). The proposed sale of the Tinker assets, however, remains subject to Commission approval pursuant to 35-A M.R.S.A. s. 3508. Maine Public Service Company, Petition for Authorization for Sale of Generating Assets, MPUC Docket No. 98-584 ("MPS Petition").

mw of power on a firm basis. Accordingly, NBP, which consistently produces a large surplus above provincial needs, would be in a position to import at least 90 mw of firm power into northern Maine. 141

     Under normal circumstances, it might be expected that Hydro-Quebec ("HQ"), which also has a large surplus available for export and is active as a marketer elsewhere in the United States, would also be a significant competitor in the northern Maine market. HQ can gain physical access to northern Maine through New Brunswick. The capacity of interties linking Quebec to New Brunswick is ample, easily exceeding those connecting New Brunswick to northern Maine. 142 This suggests that HQ should be considered a competitor equal to NBP, capable of importing 90 mw into the northern Maine market. 143

     However, there is a serious obstacle to the full participation of HQ in the market. Although it labels its tariff "open access," NBP charges HQ (and others) a rate for "through" transmission service (transiting the province) 40% higher than the rate it charges itself for "out" service (exiting the province). In addition, the through tariff is significantly (120%) higher than those which obtain in NEPOOL. Unlike HQ, NBP conducts no marketing activities in the United States. NBP believes that, in these circumstances, it has no obligation to bring its transmission tariff into conformity with FERC open access standards. 144 Moreover, NBP's transmission fees and policies are not subject to the oversight of any Canadian regulatory body. NBP's transmission
















141 Woolf & Biewald 8, App. B; see also MPS Petition, Prefiled Direct Testimony & Exhibits of Dr. Richard C. Tabors, Aug. 7, 1998, Exhibits RDT- 2 -3 ("Tabors").

142 Woolf & Biewald App. A.

143 It can be debated whether in this scenario, HQ and NBP should be assigned 90 mw or 45 mw each. We adopt the former because it reflects the fact that both entities are able to compete for sales up to the 90 mw limit.

144 It is not clear that NBP's interpretation is correct in this regard. NBP also argues that, in any event, its tariff is FERC-compliant.

tariff is thus unregulated, discriminatory and subject to unilateral change at the sole discretion of the utility.

     HQ refuses to transmit energy across New Brunswick for its own account because, as a condition of such transmission, NBP requires reciprocal access to HQ transmission facilities. Under its own transmission tariff, approved by Quebec's Regie de l'Energie, 145 HQ may not accord such reciprocal access as long as the NBP tariff is unregulated and discriminatory. Accordingly, HQ has no current plans to market power in northern Maine.

     Despite its inability to make use of NBP transmission, HQ considers itself free to, and does, enter "buy-sell" contracts with other entities at the Quebec-New Brunswick border. Such indirect sales offer at least the prospect that a marketer other than HQ could use HQ capacity to compete in northern Maine. As long as NBP retains the unilateral ability to set discriminatory transmission rates, however, neither HQ nor a proxy using its capacity can be considered a full competitor in northern Maine for purposes of an HHI analysis.

     This same conclusion applies, of course, to any other generator located in Canada, since the only transmission path available to such participants is through New Brunswick. Nova Scotia Power Incorporated ("NSP"), for example, might be considered a potential competitor, although historically it has shown little interest in exporting power, and does not appear to enjoy a consistent surplus. In our view, NSP in any event should be excluded from the concentration analysis for the same reasons as HQ.

     Indeed, the same conclusion also applies to all U.S. generators outside northern Maine, since they too must rely on NBP transmission services to reach the market. However, New England generators suffer from an additional handicap. Although the MEPCO line linking New














145 The Regie de l'Energie is the provincial regulatory authority in Quebec.

England to New Brunswick is capable of carrying approximately 700 mw, it cannot deliver any firm power south to north. 146 This is because, in the event that NBP's 650 mw nuclear generator at Point Lepreau suffered an unscheduled outage, virtually all the power on the MEPCO line which had been contractually earmarked for the northern Maine market would be siphoned off to serve New Brunswick load. Thus, as a practical matter, NBP holds a call option on most of the south to north capacity of the MEPCO line to protect against the consequences of a Point Lepreau outage. As a result, although they can furnish nonfirm power to northern Maine, New England generators cannot bind themselves contractually to supply firm power to tricounty purchasers, and accordingly, would have to be excluded from the HHI analysis even if New Brunswick adopted a regulated, nondiscriminatory transmission regime. 147

     Against this background, we offer the following HHI data.  148

               Figure 4: Current HHI for Northern Maine
               Gen.           Mw        %         HHI
               MPS            66        29        841
               AVEC           32        14        196
               AEI            37        16        256
               NBP            90        40       1600
               TOTAL                             2893

     Figure 4 above depicts the current market, prior to any MPS divestiture; it would also accurately describe the market after approved sale to WPS of all MPS assets, including the WS entitlements. Figure 5 below (which also provides the basis for Figure 6 below), assumes approval







146 Woolf & Biewald 9; Central Maine Power, Request for Approval of Sale of Generation Assets, Prefiled Testimony and Exhibits of David M. Conroy, Feb. 20, 1998, 6, Maine PUC Docket No. 98 -058.

147 For this description of the south-north stability constraint on the MEPCO line, we are indebted to Commission staffer Norman Leonard.


148 These HHI results are very close to those arrived at in Woolf & Biewald App.
B. Table B.1, scenarios 1 & 2; slight discrepancies appear to result from different methodology for rounding. In his testimony on behalf of MPS, Dr. Tabors arrived at much lower HHIs for the current market because he erroneously included HQ and NSP (in one scenario) as well as Westcoast Power and Tractebel (in another). Tabors, Exhibit RDT-2. Our reasons for excluding HQ and NSP from the analysis are addressed above; we discuss the entry prospects of Westcoast and Tractebel below.

of the proposed sale to WPS, with sale of the WS entitlements to a different purchaser. In each of Figures 4 and 5, the total HHI indicates an extremely high level of concentration, giving cause for serious concern with regard to market power.

                    Figure 5: Base HHI for Northern Maine
                    Gen.      Mw        %         HHI
                    WPS       48        21        441
                    WS        18         8         64
                    AVEC      32        14        196
                    AEI       37        16        256
                    NBP       90        40       1600
                    TOTAL                        2557

     Although the Commission could achieve a reduction in this elevated HHI on the order of 150 points by ordering WPS to spin off certain assets acquired from MPS in the context of the pending divestiture, it is clear that this would be insufficient to allay market power concerns. Only if a means can be found to effectively include both HQ and NEPOOL in the market will the HHI decline significantly, as illustrated in Figure 6 below.

          Figure 6: Northern Maine with HQ & NEPOOL Participation
               Gen.           Mw        %         HHI
               WPS            48        12        144
               WS             18         4         16
               AVEC           32         8         64
               AEI            37         9         81
               NBP            90        22        484
               HQ             90        22        484
               NEPOOL         90        22        484
               TOTAL                             1757   149

     Even with the participation of HQ and NEPOOL, the HHI remains disquietingly high. Although significantly abated, market power concerns will persist until neighboring Canadian markets are effectively restructured and opened to competition. Bearing in mind that, in any case,













149 Compare Woolf & Biewald, App. B, Table B.1, scenarios 4 & 5; Tabors, Exhibit RDT-2, Scenario 1998: Present Market.

the HHI serves as a screening device rather than an absolute indicator, we turn in the section following to an analytical assessment of the seriousness of the market power problem in northern Maine.

     D. Market Power in Northern Maine

     Analysis of concentration based on current conditions in the northern Maine market yields an HHI result in excess of 2500. This indicates a high degree of market power. Moreover, it is not difficult to discern that this market power resides principally in NBP. NBP's market dominance is both horizontal, deriving from its ability to offer a large block of surplus power to the northern Maine market; and vertical, based on its ability to effectively exclude other potential competitors through its unilateral, unregulated control of transmission through the province.

     Federal antitrust authorities describe markets with an HHI above 1800 as "highly concentrated." In such markets, a merger which produces an increase in the HHI of 100 points or more is presumed "likely to create or enhance market power or facilitate its exercise." 150 This presumption may be overcome by a showing that other factors render the creation, enhancement or facilitation of market power unlikely. There are two primary factors to be considered: first, the relative risk that the market may be unresponsive to normal competitive forces as a result of coordination, collusion or for other reasons; and second, the countervailing prospect that new entry could undermine market power and increase competition. 151

     In this report, our focus is not on the competitive effects of a particular proposed acquisition or merger, but rather on the northern Maine's readiness for competitive markets, based on current conditions. The analysis, however, is the same. In the paragraphs below, therefore, we examine the likelihood that market power in northern Maine could be enhanced by















150 Guidelines paragraph 1.51 (c).

151 Id. paragraphs 2 -3.

coordinated interaction among market participants or other factors; and the extent to which new entry may be relied upon to counteract market power.

          1. Responsiveness of the market to competitive forces. Hitherto subject to comprehensive regulation, the electric industry is a relative newcomer to competition. The need to ensure system reliability, among other factors, has accustomed the industry to a high degree of coordination among firms. Old habits often die hard. It is likely that there is a substantially increased risk of habitual coordination, and perhaps an augmented tendency to illegal collusion as well, in a previously regulated, newly competitive industry. 152

     In northern Maine, the risk of coordination and collusion is likely to be greater in inverse proportion to the small number of market participants. An additional factor to be considered is NBP's current policy determination that it will not market electricity for its own account within the United States.
153 Open access rules may well require NBP to alter its discriminatory transmission rate structure, eliminating most or all of the discrepancy between its "through" and "out" tariffs. 154 As a result, while it remains willing to sell power to U.S. marketers at the frontier, NBP will not itself deliver power within the United States. If NBP were to contract to deliver power at the border to an entity which was already a participant in the northern Maine market as a generator, competition in the wholesale market could be significantly reduced. Under these













152 Prepared Statement of Robert Pitofsky, Chairman, Federal Trade Commission, Hearing Before the Committee on the Judiciary, U.S. House of Representatives, 105th Congress, First Session, June 4, 1997 (some industry participants, accustomed to coordination, may attempt to conserve comfortable aspects of a regulated environment; would not discount the possibility of cartel behavior to protect entrenched positions); see also, R. Pierce, Antitrust Policy in the New Electricity Industry, 44 (increased risk of collusion, since electric wholesalers know all about each other's price strategies and cost structures).

153 In a conversation with the Department on July 29, 1998, Darrell Bishop, NBP Director of Bulk Power Marketing, stated that "reciprocity is a concern" and that as a result, NBP has no current plans to market power at retail in Maine.

154 Federal Energy Regulatory Commission, Order No. 888.

circumstances, the already high concentration index reported above might represent a serious understatement. 155

     Equally significant, perhaps, is the risk that the market could suffer from rigidity, and might lack the ability to respond to competitive signals. Currently, northern Maine lacks access to an auction market. The primary trading mechanism is likely to be bilateral contracts. These may be supplemented by spot transactions if northern Maine gains ready access to the spot market to be administered by ISO-NE, or develops its own. Although not a panacea, 156 access to a well-designed spot market would probably increase the responsiveness of the northern Maine market to competitive forces. 157

          2. New entry. Significant difficulties confront the developers of the many projects to construct new generation facilities now on the drawing board in New England. There is a real probability, however, that some fraction of these projects will be built, and that some new entry will occur. Whether this prospect is likely to be realized on a sufficiently accelerated schedule to mitigate market power in the short or medium term remains an open question. 158









155 Such a contract would merit careful analysis to determine whether it violated the prohibition against contracts or combinations in unreasonable restraint of trade. 10 M.R.S.A. s. 1101. Accordingly, NBP may wish to seek the informal approval of the Department before entering into a contract of this nature.

156 As we discuss in the section relating to horizontal market power in New England above, spot markets may also fall prey to market power. There is even greater reason for concern with regard to strategic behavior (economic withholding) in a northern Maine spot market than there is in the much less concentrated New England market. See Petition of Maine Public Service Company for Authorization for Sale of Generating Assets, Maine PUC Docket No. 98 -584, Testimony of Dr. Aleksandr Rudkevich On Behalf of the Maine Public Advocate,
Part II ("Rudkevich").

157 See Woolf & Biewald, 14 ("spot market provides greater opportunities ... to participate in the market, and to reach a large number of customers easily and quickly. A spot market provides electricity buyers greater opportunities for purchasing the lowest-cost electricity at all times. A spot market also provides real-time, consistent, reliable and transparent information about market prices and conditions, thereby promoting efficient market behavior [citation omitted]").

158 See discussion above.

     In northern Maine, by contrast, the issue is whether there is likely to be any new entry at all. No new projects are currently on the drawing boards. 159 Northern Maine will not have access to the natural gas pipelines which will provide fuel to new entrants elsewhere in New England. Moreover, northern Maine is an unattractive venue for the construction of new generation capacity because of its remote geography and its dependence on NBP's high-priced transmission services and unilaterally-determined, discriminatory rates. In addition, the lack of access to a spot market may make it more difficult for new entrants to contemplate participating in the northern Maine market. 160

     The prospect of new entry from New Brunswick is also discouraging. Under New Brunswick's Electric Power Act, NBP enjoys the exclusive right to generate power in the province. Private developers must obtain special authorization from the Lieutentant-Governor in Council to construct or operate any generation facility with a capacity greater than 500 horsepower. 161 In the recent past, for example, Fraser Paper Company received such authorization to construct a 38 mw cogeneration plant, whose output is fully contracted to NBP.

     More recently, and more significantly for present purposes, Westcoast Power has obtained the requisite gubernatorial authorization to move ahead with a project to repower a 250 mw unit at NBP's oil-fired Courtenay Bay facility (near St. John) to accommodate natural gas. An optimistic schedule would bring this facility on line by late 2000. With NBP as minority partner, Westcoast will hold an 80% controlling equity stake in the project, and plans to market electricity in New England. This could include sales into northern Maine. However, the project's output is


















159 Although the Loring Development Authority is currently attempting to auction a mothballed 40 mw coal-fired generator (capable of conversion to oil) at the former air base, it remains to be seen whether there will be any takers.

160 Woolf & Biewald, 14.

161  New Brunswick Electric Power Act sections 32 (1) through 32 (4).

already fully contracted to NBP for five winter months each year. 162 Accordingly, the ability of this project to alleviate market power pressure on northern Maine is limited, even if Westcoast's Courtenay Bay operations are kept strictly independent of NBP. 163

     While another gas-fired project, in northern New Brunswick, is in the early stages of discussion and preparation, this project has not yet received gubernatorial authorization, and appears to be subject to significantly greater contingencies, including the construction of a 150-mile lateral gas pipeline.
It is unclear whether NBP would have an equity position in this project, which is planned for a site adjacent to NBP's existing coal-fired facility at Belledune. In any event, the developer, Tractebel Power Inc., expects to market all of its planned 350 mw in New England, and has no present intention to compete for sales in northern Maine. 164

     In sum, the prospects for new entry into the northern Maine market are poor. In light of this assessment, it becomes critical that effective remedies for market power be found before the inauguration of retail choice in northern Maine.

     E. Remedies for Market Power in Northern Maine

     Under current conditions, the wholesale electricity market in northern Maine is extremely concentrated, indicating a high degree of market power. In the microcosmic tricounty environment, there is a danger that coordination, collusion and, not least, a lack of market flexibility will further undermine competition. The prospect of new entry is limited and unreliable. A lack of competition at the wholesale level is likely to have an adverse impact on retail prices.











162 Maine Public Service Company, Response to Houlton Water Company's Data Request No. 1, Maine PUC Docket No. 98 -584, Sept. 16, 1998 , Question HWC-01-06.


163 Westcoast may have difficulty obtaining FERC authorization to charge market-based rates, in view of the 20% NBP stake, and NBP's discriminatory transmission regime.

164 Based on a conversation between the Department and Robert Dubois of Tractebel, September 29, 1998.

Under these inauspicious circumstances, it may be questioned whether Maine should act legislatively to postpone retail choice in the northern section of the State.

     Before embracing this course of action, however, the Legislature should give due consideration to the feasibility and efficacy of other available remedial measures. Accordingly, in the paragraphs below, we review Maine's jurisdictional ability to promote: (a) an emerging solution which offers the prospect of moving firm power north from New England along the MEPCO line; (b) the transition to a regulated transmission regime in New Brunswick; (c) access to a spot market for tricounty purchasers; (d) construction of alternative transmission connecting northern Maine to New England and Quebec; and (e) interim wholesale price regulation as a last resort short of suspending retail choice.

          1. How northern Maine can obtain firm power from New England. On September 11, 1998, NBP signed a contract to supply MPS with "tie line interruption service," or back-up power. The power will be supplied on an as-needed basis, without the need to reserve capacity, at a price equal to 120% of cost. The contract expires on February 28, 2005. Access to this back-up power will ostensibly enable MPS to enter contracts to sell firm power in northern Maine on the basis of nonfirm imports from New England over the MEPCO line. 165

     In a subsequent meeting with the Commission and representatives of the Executive Branch, NBP made known its willingness to enter into similar contracts, for a similar term, with any party. 166 NBP has since confirmed this offer in separate conversations with Woolf & Biewald,











165 Administration Committee Agreement, Maine Public Service Company-NB Power, Tie Line Interruption Service, dated August 25, 1998.

166 The meeting took place in Bangor, September 17, 1998, and was attended by Gregory Nadeau, Assistant to the Governor, Thomas Welch, Commission Chair, Stephen Ward, Public Advocate, Gordon Weil, consultant to the Public Advocate as well as Houlton Water Company and Van Buren Light & Power District, Laurie Lachance, State Economist, and Peter Louridas, MPS. Attending from New Brunswick were Don Barnett, Assistant Deputy Minister for Energy, Jocelyne Mills, Department of Intergovernmental & Aboriginal Affairs; and for NBP, Archie Gillis, Senior Vice President, Stewart MacPherson, Vice President Corporate Affairs, Bill Marshall, Director, Strategic Planning, and Darrell Bishop, Director, Bulk Marketing.

and with the Department. 167 Further, NBP has indicated its willingness to similarly contract to supply needed ancillary services, viz., Automatic Generation Control ("AGC", or "load following"), Ten-Minute Spinning Reserve ("TMSR"), Ten-Minute Nonspinning Reserve ("TMNS") and Thirty-Minute Operating Reserve ("TMOR") to all comers. 168 If NBP follows through on this offer, the effect will be to give any party interested in marketing power in northern
Maine the ability to do so on the basis of nonfirm imports from New England over the MEPCO line, backed by NBP's "tie-line interruption service" together with needed ancillary services. This prospect, if realized, would effectively remove the south-to-north constraint on the MEPCO line, and significantly improve northern Maine's access to generators in New England.

     NBP's offer is obviously a very significant development, and clearly indicative of very considerable goodwill on the part of our Canadian neighbors. However, by itself, NBP's offer remains insufficient to provide a reliable link to New England. Except insofar as it is now contractually committed to provide back-up power (though apparently not ancillary services) to MPS, NBP has as yet placed itself under no obligation to follow through on its offer. While we are confident that NBP means what it says, we submit that the State of Maine cannot make fundamental policy decisions with regard to restructuring in northern Maine on the basis of mere representations.

     NBP's offer provides a valuable opportunity, which should be welcomed and acted upon. The State should seek a way to respond positively to NBP, and to devise a mutually acceptable means to transform its nonbinding offer into something more solid. For example, the State might,














167 Woolf & Biewald 26. In a conversation with the Department on September 24, 1998, Darrell Bishop of NBP reiterated NBP's offer to contract to supply back-up power to any entity.

168 Specifically, in response to a question from consultant Gordon Weil at the September 17 meeting, Darrell Bishop stated that NBP would provide load following and all ancillary services needed. Because of the south to north constraint, AGC, TMSR and TMNS from New England are unavailable to northern Maine on a firm basis. NBP's market power in these products is, accordingly, extremely elevated; the proposed contracts would, however, adequately mitigate that market power.

through legislation, authorize all northern Maine t&ds to enter into contracts with NBP for "tie-line interruption services" and needed ancillary services for a five-year period. 169 The legislation could further empower the Commission to require the t&ds to provide the back-up power and ancillary services supplied by NBP pursuant to these contracts to any marketer seeking to import power into northern Maine from New England, at the t&d's cost. It would then remain for NBP to actually enter into such contracts with the t&ds. 170 The contracts could then be presented for the Commission's approval.

     This mechanism would limit NBP's costs by requiring only four contracts, instead of a multiplicity of transactions. In addition, requiring contracts with the t&ds rather than marketers brings the back-up power and ancillary services within Maine's regulatory jurisdiction. If NBP (or MPS) retained the ability to select which marketers would receive these essential commodities, and to determine their price, the problem of market power would remain unsolved. Adoption of the legislative measures described above is therefore strongly recommended.

          2. The prospect of a regulated transmission regime in New Brunswick. With these contracts and the related legislation in place, a significant link to New England would have been forged. Nevertheless, the prospect of NBP wielding market power in northern Maine will remain as long as NBP retains the unregulated, unilateral ability to set discriminatory transmission rates.













169 The northern Maine t&ds include MPS, Houlton Water Company, Eastern Maine Electric Cooperative, and Van Buren Power & Light District. Note that the legislative changes needed for the latter three, which are consumer-owned utilities, may differ somewhat from those relating to MPS. It may be questioned whether NBP should expect to profit from these transactions to the extent of the 20% markup reflected in the MPS contract. It can be argued that NBP derives an uncompensated benefit from the its ability to draw on MEPCO in the event of an outage at Point Lepreau. It is this benefit to NBP which causes the constraint on the MEPCO line, and prevents firm power from reaching northern Maine from New England. By providing back-up power and ancillary services to northern Maine, the argument runs, NBP is merely balancing the account.

170 NBP Director of Strategic Planning Bill Marshall indicated at a meeting at the Commission on November 12, 1998 that NBP had no conceptual difficulty with this proposal.

     The problem is straightforward: NBP, and jurisdictionally, the province of New Brunswick, control the only existing transmission route linking northern Maine to New England, Quebec, Nova Scotia, and more distant points. NBP's strategic control of this transmission route is not tempered by regulation of any kind, U.S. or Canadian, federal or provincial. Currently, NBP is exercising that control to impose discriminatory rates. Specifically, the "through" transmission service offered to marketers transiting the province is approximately 40% higher than the "out" rate which NBP charges itself for transmission exiting the province. 171 Theoretically, there is nothing to prevent NBP from acting unilaterally to further increase its "through" transmission tariff to any level it wishes. In sum, NBP possesses the ability, should it so desire, to exclude competing New England, Quebec or Nova Scotia generation from the northern Maine market.

     In practical terms, the situation is more complex. There are signs that NBP, and provincial authorities, are moving toward a regulated regime. It is significant, for example, that (a) NBP has posted its transmission tariff on the Internet using FERC's OASIS information system; (b) NBP represents publicly that its through and out rates are cost-based; 172 and (c) in response to "concerns expressed by potential transmission customers," NBP has publicly pledged that any increase in its tariffed rates "shall not be greater than the rate of inflation as measured by the Consumer Price Index in New Brunswick until such time [as] an independent regulatory body having jurisdiction over the tariff is put in place." 173 Finally, NBP and provincial government











171 We doubt that this discriminatory regime would pass muster under FERC open access rules.

172 In conversations with the Department on June 5, June 8, and July 29, 1998, Darrell Bishop and Arden Trenholm of NBP stated that the wheeling tariffs were cost-based. NBP apparently justifies its discriminatory rate structure by asserting that only importers derive benefit from the tie lines connecting New Brunswick to New England and other regions. NBP denies that it also derives benefit, despite the undeniable fact that, in the event of a Point Lepreau outage, the New Brunswick system would draw heavily on the MEPCO tie.

173 Tariff Clarification, February 27, 1998, http://oasis.nbpower.com/WhatsNew. Of course, the pledge remains unilateral, and could be withdrawn, but is unlikely to be withdrawn lightly. Indeed, NBP has reportedly indicated (per consultant Gordon Weil) that it will waive the escalator and freeze transmission rates.

officials have indicated to the Commission and representatives of the Executive Branch their belief that provincial legislation subjecting NBP transmission rates to independent regulatory oversight is likely to be in place by the summer of 1999. 174

     These are encouraging signs. In addition, the Commission and the Department will continue to explore whether there is any prospect that NBP would subject itself to FERC open access standards by applying to that agency for market-based rate authority. This step would offer a dual benefit for Maine: in addition to nondiscriminatory transmission rates through the province, it would also permit NBP to enter retail markets in northern Maine (and other sections of the State as well) as a marketer in its own right. The Commission and the Department in any event will continue to carefully monitor, and inform the Legislature concerning, further developments in this area.

     In the meantime, pending either an NBP FERC filing or provincial legislation or both, an interim solution to the problem of NBP's unregulated, discriminatory transmission regime has been proposed. The proposal is straightforward: in addition to contracting with northern Maine t&d companies to provide tie-line interruption and needed ancillary services, NBP should also offer to contract with the t&ds to provide transmission services at a fixed price. Preferably, the agreed price should be a rate equal to NBP's lower "out" rate, rather than its higher "through" rate. 175 In effect, NBP could elect to treat northern Maine as if it were a part of New Brunswick for transmission purposes. Again therefore, there is a need for legislation authorizing the t&ds to enter into these transmission services contracts subject to Commission approval, and empowering

















174 This representation was made at the September 17 meeting. In a conversation with the Department on September 24, 1998, Darrell Bishop confirmed this, and indicated that June, 1999 was the target date for the passage of legislation in this regard.

175 It is not clear whether this change would satisfy the conditions imposed on HQ by its own tariff, thereby permitting it to serve northern Maine directly.

the Commission to require the t&ds to pass the transmission services on to marketers at cost. Adoption of these measures is strongly recommended.176

          3. Access to a spot market. Northern Maine has no ISO, and no spot market. Development of an ISO to govern transmission in the New Brunswick and northern Maine and Maritime region would certainly represent a desirable antidote to NBP's vertical market power astride regional transmission routes. An ISO could also function, as in New England, as the administrator of a regional spot market. However, an ISO for the Maritime region is not likely to be developed in the immediate future. If such an institution does eventually come into being, it will be as an element of a regional restructuring process. The policy discussion which could lead to that process has only just begun in New Brunswick. 177

     During the summer of 1998, a "Northern Maine Working Group" ("NMWG"), comprising NBP and the northern Maine t&ds, was formed to study options for northern Maine pending creation of a regional Maritime ISO. In this context, NBP has indicated that although it is not yet prepared to discuss formation of an ISO, it would consider cooperating with MPS and other utilities in northern Maine to set up a "bulk power system administrator" ("BPSA") which, among other functions, might operate a day-ahead spot market.  178

     Most recently, MPS offered that it would function as the BPSA, and would operate a spot market modeled as closely as possible on the New England market. 179 However, both the










176 The proposal originated with consultant Gordon Weil; NBP is aware of it. A meeting among NBP, the Commission, the Department and other stakeholders to discuss the overall contractual approach to tie-line interruption services, ancillary services and transmission services has been scheduled for December 16 -17, 1998.

177 See Savoie & Hay.

178 See Memorandum, W. Gerow to Northern Maine Working Group on Settlement, August 17, 1998 (at working group telephone conference on August 13, 1998, NBP "took exception [to] use of the term ISO", and to "the notion that we were talking about the Maritime Control Area as a whole").

179 See Northern Maine BPSA Draft Framework Document (undated, without attribution). This was presented by Fred Bustard of MPS at a meeting between representatives of NMWG, the Commission and the Department on November 12, 1998.

Department and Houlton Water Company ("HWC") have voiced concerns with respect to this concept.180 In particular, both the Department and HWC expressed the view that a BPSA operated by MPS might not be sufficiently independent; both were also concerned that emulation of the NEPOOL market system may not be appropriate in the northern Maine context.

     Computer simulation modeling suggests that strategic behavior, or gaming, may drive up wholesale prices in the New England spot market. Recent testimony before the Commission on behalf of the Maine Public Advocate indicates that such behavior will pose an even greater problem in the more concentrated, microcosmic northern Maine environment. 181 It may be that northern Maine is too small to support its own spot market, and that this should await regional restructuring which includes New Brunswick and Nova Scotia, or enhanced transmission connecting northern Maine to New England. 182

     It is our understanding that the NMWG has engaged expert consultants to advise it with regard to available BPSA options. The Commission and the Department look forward to working further with NMWG to develop a settlement system appropriate to northern Maine's special circumstances. In due course, when a workable concept has been developed and agreed upon, there may be a need for legislation. The Commission and the Department will keep the Legislature informed in this regard.

     In the meantime, what is essential is that northern Maine have access to a spot market capable of receiving and transmitting price signals, and lending flexibility to the market. If NBP binds itself to provide back-up power, ancillary services and reasonably-priced transmission













180 Letter, J. Clark to F. Bustard dated November 13, 1998; Letter, F. Ackerman to F. Bustard dated November 13, 1998.

181 Rudkevich, 2 (generation owners could achieve very significant market power by capacity withholding).

182 See FTC Attorney Warns Of Single State ISO, Restructuring Today, Oct. 8, 1998 (J. Hilke quoted to the effect that a single state ISO is too small -- with very few, if any exceptions -- because "it may not encompass enough generating firms to mitigate generator market dominance problems and enhance reliability").

services to all northern Maine t&ds, the beneficial influence of New England spot market pricing will be felt in northern Maine.

          4. Alternative transmission. The benefits of retail choice in northern Maine cannot be assured unless more reliable access to New England generators, as well as to HQ generation and the New England spot market, can be provided.
As we conclude above, the requirement of access to New England, and perhaps Quebec as well, can be adequately fulfilled if NBP commits itself: (a) contractually to supply back-up power and needed ancillary services to all northern Maine t&ds, thereby effectively eliminating the south to north constraint on the MEPCO line; and (b) to fair, nondiscriminatory transmission rates. 183 If NBP and the provincial government take both of these actions (as they have indicated they will), there will be good grounds for optimism with regard to the competitive health of northern Maine markets.

     Another way to provide northern Maine with access to Quebec and New England generation sources would be through the construction of new transmission lines. Alternative transmission which would remove the MEPCO constraint, or bypass New Brunswick, would clearly offer long term benefits. If events unfold positively, there should be no immediate need to construct alternative transmission lines linking northern Maine to Quebec and New England. However, alternate transmission remains an important long-term option. Moreover, if NBP's cooperation cannot be secured, or experience demonstrates the persistence of market power problems despite such cooperation, it may become necessary to focus more intensively on this option.























183 Whether contractually, or by means of a filing with FERC or appropriate provincial legislation establishing an independent, regulated, nondiscriminatory transmission regime.

     The Commission and the Department will therefore monitor and continue to inform the Legislature concerning (a) feasibility studies being conducted by Transenergie 184 with regard to a proposed transmission line which would connect HQ directly to MPS through Madawaska; and (b) BHE plans for a new line connecting NEPOOL to NBP as an alternative to MEPCO. 185 Although not immediately essential, it is clear that the construction of each of the proposed new lines would enhance the competitiveness of northern Maine markets. In due course, if necessary, the Department and the Commission may recommend legislation to promote the completion of these or other transmission projects.

          5. Wholesale price regulation. We currently expect that it will prove possible, with the anticipated cooperation of NBP, to overcome the south-to-north constraint on the MEPCO line, thereby permitting NEPOOL participants to effectively enter the northern Maine market. In addition, the prospect for transition to a regulated, nondiscriminatory transmission regime in New Brunswick in the near to medium term appears promising. However, these developments are largely outside Maine's jurisdictional control, and cannot be assured.

     If neither of these hoped-for developments is realized, northern Maine's wholesale market will remain extremely concentrated, and subject to a high degree of market power. As we have noted, it may be questioned whether, in these circumstances, retail choice should proceed as scheduled in the tricounty area. If wholesale prices rise in a concentrated market, there would almost certainly be an adverse price impact on retail prices as well. To guard against this eventuality, as a final remedial measure short of postponing retail choice, we submit that the Legislature should authorize the Commission to impose wholesale price regulation on the northern Maine market, if warranted, to the full extent of the State's jurisdiction.


















184 Transenergie is HQ's transmission subsidiary.

185 BHE proposes to sell its rights in this regard as part of the proposed divestiture to PP&L.

     The precise extent of Maine's jurisdiction to regulate wholesale rates in northern Maine is less than crystal clear. Certainly, FERC possesses plenary and exclusive authority to regulate wholesale rates with respect to transactions entered upon by public utilities (i.e., the owners of jurisdictional facilities) in interstate commerce.186 See, e.g. Nantahala Power & Light Co. v. Thornburg, 476 U.S. 956, 966 (1986); Maine Yankee Power Company v. Maine Public Utilities Commission, 581 A.2d 799, 803 (Me. 1990).

     The Supreme Court has held that the Federal Power Act "grants [FERC] jurisdiction of all sales of electric energy at wholesale in interstate commerce not expressly exempted by the act itself." Federal Power Commission v. Southern California Edison Company, 376 U.S. 205, 210 (1964). Strikingly, there is an express exemption which would appear to be tailor-made for northern Maine's special circumstances. A subsection added to the Federal Power Act by a 1953 amendment provides:

          The ownership or operation of facilities for the ... sale at wholesale of electric energy which is ... generated in a foreign country and transmitted across an international boundary into a State and not thereafter transmitted into any other State, shall not make a person a public utility subject to regulation as such .... The State within which
          any such facilities are located may regulate any such transaction insofar as such State regulation does not conflict with the exercise of the Commission's powers under or relating to subsection 202 (e).  187











186 The Federal Power Act, 16 U.S.C. s. 824d, requires that all rates received by a public utility for the sale of energy subject to FERC jurisdiction be just and reasonable. Under a coordinate provision, 16 U.S.C. s. 824 (b), FERC possesses jurisdiction over all facilities for transmission or wholesale sale of energy in interstate commerce, but not over facilities for generation, local distribution or transmission in intrastate commerce. A public utility is defined as any person owning such jurisdictional facilities. 16 U.S.C. s. 824 (e). Transmission in interstate commerce occurs when energy is transmitted from a state and consumed outside that state, but only to the extent the transmission occurs in the United States. 16 U.S.C. s. 824 (c).

187 16 U.S.C. s. 824a (f). The subsection referred to as section 202 (e), 16 U.S.C. s. 824a (e), requires that a permit be obtained from FERC prior to any export transmission.

     This language explicitly exempts a category of energy producers from FERC wholesale rate jurisdiction, viz., those who generate power in a foreign country, transmit it into a state "and not thereafter ... into another State." There may be entities -- for example NBP and WPS 188 -- which generate power in Canada, and transmit it across the frontier into northern Maine for wholesale and ultimately retail disposition there, with no prospect that it will ever reach New Hampshire or any other U.S. jurisdiction. It would appear that the Federal Power Act expressly places such transactions within Maine's regulatory jurisdiction. 189

     As a practical matter, the ability of the Commission to impose effective price regulation would be constrained not only by production costs, but also by prevailing prices in southern New England markets. However, wholesale regulation tempered by reference to New England pricing would be appropriate in any case in that it would mimic the price effect on northern Maine of effective access to the New England market.

     Wholesale rate regulation would be available to the Commission only as a last resort, to combat market power. Such residual regulatory authority should not in any way discourage new wholesalers or generators from participation in the region. If exercised, its practical effect would be no more than to limit market participants in northern Maine to the profit levels they might expect to realize in New England. Yet even if it is never exercised, its availability can operate as an important deterrent to market power abuse in northern Maine.

     F. Recommendations














188 Tinker Station, currently the subject of a proposed divestiture by MPS to WPS, is located in New Brunswick.

189 We are investigating whether certain intrastate wholesale transactions within northern Maine may also be subject to state regulation. Specifically, where an intrastate sale for resale made by an entity without interstate facilities involves no amount of energy from out-of-state sources, the transaction may be subject to Maine's jurisdiction. See California Edison, 376 U.S. at 209 fn. 5 (if any amount of out-of-state power reaches the wholesale buyer, the sale is subject to FERC jurisdiction, using an "engineering and scientific rather than a legalistic or governmental test").

     1. The Legislature should authorize northern Maine t&d companies to enter contracts with NBP for at least a five-year term for the purchase of back-up power, needed ancillary services and transmission services; and empower the Commission to require northern Maine t&d companies to pass such back-up power, ancillary services and transmission services through at cost to retail marketers and other customers.

     2. The Legislature should empower the Commission to impose wholesale price regulation in northern Maine, if warranted by market power concerns.

                    VI. MARKET POWER IN RENEWABLES

     A. Summary

     Maine's restructuring statute requires energy marketers to demonstrate, as a condition of licensing, that at least 30% of their supply portfolio for sales in Maine consists of renewable resources (as defined in the statute). This so-called Renewable Portfolio Standard ("RPS") creates a product market distinct from generic energy. Two geographic markets are analysed here for the presence of market power in renewables: New England and northern Maine.

     The northern Maine market is highly concentrated; the New England market moderately so. In each case, a current condition of oversupply operates to negate market power. However, there is a potential for increased demand for renewables in the region, and the current oversupply may prove transitory.

     If the supply picture tightens, market power could become problematic in both markets. The principal threat is that of vertical retail exclusion: participants holding high market shares in renewables would become the gatekeepers to Maine's retail energy markets, selecting or vetoing their retail competitors, and determining the prices at which they could compete. This threat is accentuated by a lack of flexible mechanisms for trading renewables, such as tradable credits, or a power exchange.

     We recommend that the Commission be legislatively empowered to suspend or reduce the RPS in any section of the State on market power grounds.

     B. Product and Geographic Markets

     Maine's restructuring statute requires that, as a condition of licensing, competitive electricity providers demonstrate that no less than 30% of their portfolio of supply sources for retail electricity sales in the State are accounted for by renewable resources as defined in the statute. The statute defines the term "renewable resource" as a source of electrical generation that generates power that can be physically delivered to the control region in which [ISO-NE] has authority over transmission and that ... qualifies as a small power production facility under [applicable FERC rules] ... [or] qualifies as a qualifying cogeneration facility under [applicable FERC rules] and was constructed prior to January 1, 1997; or ... [w]hose total power production capacity does not exceed 100 megawatts and that relies on one or more of the following:
          (1) Fuel cells; (2) Tidal power; (3) Solar arrays and installations;

          (4) Wind power installations; (5) Geothermal installations;
          (6) Hydroelectric generators; (7) Biomass generators; or
          (8) Generators fueled by municipal solid waste in conjunction with recycling. 190

This so-called "Renewable Portfolio Standard", or "RPS," effectively results in the creation of a product market distinct from energy, capacity and ancillary services. As a result of the RPS, the wholesale market for renewable energy must be separately analysed for the presence of market power.

     Under the Commission's proposed rulemaking, 191 the appropriate geographic markets in which to assess wholesale market power in renewables are New England and northern Maine. 192 If the Commission had chosen to implement a system of tradable renewable credits, 193 the effect would have been to combine the New England and northern Maine markets. However, the Commission instead selected a contract path tracking mechanism, requiring that energy used to satisfy the RPS be "physically delivered to," and "recognized as serving electricity load" within, either of two control areas, New England and the Maritimes (within which northern Maine is located). 194







190 35-A M.R.S.A. s. 3210 (2).

191 Renewable Resource Portfolio Requirement (Chapter 311), Maine PUC Docket No. 98 -619 ("Renewable Rule").

192 In view of the fact that compliance is measured over a twelve-month period, a load pocket would have to affect a significant number of hours over a full year in order to affect the delineation of the appropriate geographic market in which to assess market power.

193 A tradable credit system would have involved the creation of a secondary market in renewable "tags", where the renewable attribute of energy generated from a specific facility could be sold separately from the energy itself. The Commission's proposed rule rejects tradable credits primarily on the ground that such a system would be incompatible with regional efforts to implement uniform consumer disclosure requirements. See Regulatory Assistance Project Issues letter, May 1998; T. Austin, D. Moskovitz & C. Harrington, Uniform Disclosure Standards for New England: Report & Recommendation to the New England Regulatory Commissions, October 6, 1997.

194 Since electrons are themselves untraceable within a given grid using current technology, contract path tracking follows the paper trail left by electricity sales to determine the source of the electrons. This contrasts with a tradable credits system, which would track only the separately sold renewable tag or attribute of renewable energy. See Renewable Rule paragraph 4(B).

The proposed rule does not combine the two markets, since a marketer active, for example, only in northern Maine (and not in southern and central Maine) must shop for renewable resources deliverable to northern Maine, and would be affected by the level of concentration and market power which obtained in that market. However, the rule mitigates market power to some extent by allowing a marketer active in both markets to satisfy the RPS on the basis of the statewide average of its renewable resource component. While this is beneficial from the perspective of marketers active in all sections of the State, it does not change the fact that northern Maine and New England continue to require separate analysis for market power in renewables.

     C. Concentration Analysis

     In this section, we apply a Herfindahl-Hirschman analysis to evaluate levels of concentration in relevant renewables markets.

          1. Market participants. All renewable capacity in each market is included in our HHI analyses. Recent or pending divestitures in the New England market (USGen acquisition of NEES assets; FPL acquisition of CMP assets) and northern Maine (WPS acquisition of MPS assets) are reflected. However, to attempt to account for NU's recently announced intention to divest certain capacity in Connecticut and Massachusetts would be speculative.

     BHE, CMP and MPS continue to hold certain NUG contracts which are the subject of a sale process separate from the pending acquisitions of generation assets by PP&L, FPL and WPS, respectively. A rulemaking with respect to that process is currently pending at the Commission. While the HHI should therefore ascribe these assets to BHE, CMP and MPS, in evaluating the results, account should be taken of the fact that the Commission retains the ability to require piecemeal sales of the NUGs on market power grounds.

     We allow for a moderate level of imports from NYPP. However, there are good grounds to exclude from the HHI calculations all renewable capacity which might appear to be available from Quebec. Currently, HQ exports to the U.S. are drawn from system surplus. Although it possesses approximately 659 megawatts of hydroelectric capacity in facilities under the 100 mw statutory ceiling, HQ faces regulatory barriers which will likely prevent this power from being marketed in New England on a resource-specific basis. 195 In a telephone conference with the Department, a senior HQ executive explained that small, low-cost hydro cannot be removed from the system mix without an impact on the Quebec rate base. As a result, she stated, "HQ does system power sales, not unit contracts .... We are not going to dedicate these units to export."  Any change in this system was characterized as "highly unlikely."  196

     NBP's ability to earmark qualifying resources for export appears doubtful for similar reasons. In any event, it appears that NBP possesses a relatively limited stock of renewable capacity. 197









195 In particular, such resource-specific exports would be inconsistent with the terms of HQ's current export licenses, issued by Canada's National Energy Board. Further, dedication of particular resources to export would require a ruling by Quebec's Regie de l'Energie, the provincial regulatory authority.

196 The quotations are from Johane Meagher, speaking in the course of a telephone conference with the Department and its consultants on June 11, 1998. Meagher also noted that the interties connecting Quebec to New England are fully booked through 2001, with the exception of transmission through New Brunswick, which HQ eschews for policy reasons (discussed above). Following the call, HQ provided data by fax indicating that hydro qualifying under the Maine RPS represents approximately 3.3% of the HQ system mix. Although HQ system exports qualify to this extent under the Maine RPS and the proposed rule, we nevertheless exclude them from the HHI because HQ cannot market its system mix as a qualifying renewable.

197 In telephone conversations and fax communications with the Department on June 5 and June 8, 1998, Darrel Bishop, NBP Director of Bulk Power Marketing, listed 89 mw of qualifying NBP hydropower. He also referenced certain other hydro units under contract to NBP (approximately 25 mw); and some thermal capacity. It was not clear that any of the thermal capacity would be considered renewable under the statutory definition.

     Finally, the ability of New England renewable resources to gain access to northern Maine is uncertain. The MEPCO constraint presumably does not affect the ability of northern Maine marketers to obtain renewables from New England on an interruptible basis, and such imports could be counted toward the twelve-month 30% requirement. Nevertheless, New England renewables remain dependent on NBP's unregulated transmission regime for access to northern Maine. As we indicate above, however, it now appears that the prospects for opening northern
Maine to sales from New England are favorable.

          2. HHI data. In light of the foregoing, we offer the following HHI data. 198 Two HHIs are offered to provide perspective with regard to northern Maine, reflecting the uncertain participation of New England imports in this market.

                    Figure 7: Northern Maine Renewables
                    Gen       Mw         %        HHI
                    AVEC      30        25        625
                    AEI       37        31        961
                    MPS       18        15        225
                    WPS       33        28        784
                    TOTAL    118                 2595

          Figure 8: Northern Maine Renewables with New England Imports
                         Gen       Mw        %         HHI
                         AVEC      30        20        400
                         AEI       37        25        625
                         MPS       18        12        144















198 These are based on the workpapers of Bruce Biewald and Timothy Woolf. Note that while at least one expert suggests that HHIs should be truncated to cap market shares at the level of estimated demand, we believe this would be inappropriate, in this instance. The level of demand for renewables is fluid and uncertain. Accordingly, demand and supply dynamics should be considered in evaluating HHI results, rather than incorporated into them. See CMP Request for Approval of Sale of Generating Assets, Prefiled Testimony & Exhibits of Joe D. Pace, February 20, 1998, Maine PUC Docket No. 98 -058 at 25-27.

                         WPS       33        22        484
                         NEPOOL    30  199   20        400
                         TOTAL    148                 2053












































199 This table shows a single New England participant, capped at 30 mw (one-third of available tie capacity into northern Maine from New Brunswick, reflecting the 30% RPS). If a second New England importer is added, the HHI drops further, to 1769.

                    Figure 9: New England Renewables
               Gen            Mw         %        HHI
               BHE            108        3         9
               BECO           361       11        121
               CMP            486       14        196
               Com. Energy    230        7         49
               FPL            353       10        100
               Indeck          52        2          4
               NU             799       24        576
               USGen          468       14        196
               Vt. Group      220        7         49
               Other  200     299        9         13
               TOTAL         3376                1313

          3. Northern Maine concentration. Assuming no New England or New Brunswick participation, northern Maine counts only four generation providers in a position to compete for wholesale renewable sales. The HHI of 2595 indicates a high level of concentration, and a corresponding degree of market power. However, it now appears possible that New Brunswick will submit its transmission regime to regulatory oversight or contractual obligations prior to the inauguration of retail choice in Maine on March 1, 2000. This would give northern Maine some assurance of access to New England renewables imports. The participation of one New England provider would reduce the HHI by 500 points; the addition of a second New England competitor, or New Brunswick participation, would reduce the HHI below 1800 points. Federal authorities consider a market with an HHI below 1800 to be moderately concentrated.

          4. New England concentration. The 1313-point New England HHI shown above indicates a moderate level of concentration, and a corresponding degree of market power.




















200 This category includes an assumed 200 mw of available NYPP imports.

This may understate the actual degree of concentration, since a significant amount of the New England capacity available to meet Maine's RPS is handicapped by high production costs. 201 Such high cost capacity offers less than fully effective price competition. 202

     D. Market Power In Renewables

     Under federal guidelines, HHI figures provide a basis for no more than a presumption of market power, to be confirmed or dissipated upon consideration of other factors which may render the creation, enhancement or facilitation of market power more or less likely. In an analysis of the degree to which moderate-to-high levels of market concentration in renewables in northern
Maine and New England should give rise to market power concerns, four principal factors merit attention. These are:

          - The relationship between demand and supply

          - The risk of retail exclusion

          - New entry prospects

          - The effect of the Commission's proposed rule for implementation of the RPS.

These points are discussed in the paragraphs below.

          1. Demand and supply. Some experts take the view that there will be a large surplus of supply over anticipated demand for renewables. If it is sufficiently large, such a surplus could have the effect of negating horizontal market power.








201 See F. Cummings, Impacts of Maine Portfolio Requirement on Supply and Demand for Renewable Resources, September 21, 1998 (study commissioned by Union of Concerned Scientists) ("Cummings") 3. Cummings estimates that as much as 1200 mw of renewable capacity falls into this high-cost category. Note that the same also appears to be true (perhaps to a lesser degree) in northern Maine.

202 On the other hand, account should also be taken of the fact that the market shares of market leaders NU and CMP will decline over time as the NUG contracts they currently hold expire. However, it is believed that the effect of such contract expirations will be minimal in the first three years of retail choice. For example, CMP NUGs will decline by only 31.77 mw in the first three years, out of a total of approximately 486. See CMP Response to IECG Data Request No. 2, Maine PUC Docket No. 97 -523.

     Dr. Joe D. Pace, a consultant to CMP and FPL in proceedings relating to their proposed asset transaction, calculates that Maine demand for renewables as defined in the statute will be at the level of approximately 630-690 mw. Our own calculations agree generally with this estimate. 203 However, Pace overestimates the New England capacity available to meet this demand. Apparently counting many resources which in our view do not qualify, Pace finds between 4962 and 5723 mw of available renewable capacity. 204 Our assessment, by contrast, suggests approximately 3376 mw are available in New England. With respect to northern Maine, it appears that approximately 118 mw of supply are available to meet 44 mw of demand.


     While noting that renewable portfolio requirements in other states in the region "could tighten up the supply picture," Pace does not attempt to estimate the extent of this impact, on the ground that to do so would be too speculative.

205 However, today, both Massachusetts and Connecticut have RPS provisions in place. These two provisions differ widely from each other and from Maine's RPS. One commentator estimates that the Massachusetts and Connecticut provisions together are likely to result in a level of demand equivalent to Maine's RPS; the basis for this estimate is unclear. 206 In addition, an increasing level of consumer demand for renewables will be generated by green marketing efforts; however, it is difficult to predict with any assurance how successful those efforts are likely to be.

     In sum, it would appear that although there is likely to be some surplus of supply over demand for renewables in these markets, the extent and duration of that surplus is uncertain. Accordingly, although a significant initial mitigating effect appears likely, current estimates of oversupply cannot be relied upon to adequately resolve long term market power concerns.















203 Pace 25; see also Cummings.

204 Pace Exhibit D.

205 Pace 27.

206 Cummings, Figure 1.

          2. Vertical retail exclusion. In both northern Maine and New England, the principal market power threat is on the vertical, rather than the horizontal plane. This is the danger of retail exclusion.

     The RPS has the effect of making participants with high renewables market shares the gatekeepers to Maine's retail market. Any marketer wishing to enter Maine's retail electricity market must obtain a 30% portfolio of renewables in the wholesale market. If a group of participants with a high aggregate market share should hoard renewable capacity, the result would be to effectively exclude would-be entrants from the Maine retail market. This could severely limit retail competition.

     It is difficult to gauge the importance of this risk of retail exclusion based on the current configuration of the market. Our HHI results suggest that five New England competitors will hold an aggregate share in excess of 70% of available renewable capacity. In northern Maine, there may be no more than five competitors in all. In the short term, a significant surplus of renewable supply may be sufficient to allay concerns with regard to retail exclusion. In the longer term, in view of the potential for increased regional demand for renewables, the threat of retail exclusion cannot be ignored.

     The threat is accentuated in a market lacking liquidity and flexibility. Renewables markets contrast sharply with other energy markets in one important respect: they lack flexible trading mechanisms. The Commission has rejected tradable renewable credits. 207 Moreover, ISO-NE has





















207 Tradable credits would have added flexibility to the market, but would not necessarily have prevented hoarding. The Commission's determination to use a contract path approach, rather than tradable credits, was based in part on its conclusion that consistency across New England was important. Other New England states favor contract path tracking.

no plans to play any role in administering a regional renewables spot market. While there may be some prospect that private renewables exchanges will arise (as they have in California), 208 until they do, entrants into Maine retail markets will have to satisfy their 30% RPS requirement on the bilateral contract market. Some of these contracts are likely to be long term undertakings. A problem of availability could arise, ossifying the wholesale market.

     Worse yet, exclusive reliance on bilateral contracts as a trading mechanism could cause the renewables market to evolve in an anticompetitive direction, concentrating even greater control in the hands of a few dominant players, and according participants with high market share the ability to select or veto their retail competitors, and to control the levels and prices at which they are able to compete.

          3. New entry prospects. Most planned new entry in New England is gas-fired generation, which, broadly speaking, is not renewable.209 No new entry is expected in northern Maine. Although the Massachusetts and Connecticut RPS laws contain provisions designed to encourage new renewable development, it is likely that the scale of such development in the short and medium term will be modest. The Maine statute will not have the effect of encouraging new entry in the renewables market. 210 Certainly, new entry should not be counted on to play a major role in mitigating market power in renewables markets.

          4. Effect of proposed renewables rule. Conscious of the pitfalls facing renewables markets, the Commission has endeavored to craft a rule for implementation of the












208 See The APX Green Power Market,
http://www.energy-exchange.com/html/apx_green.htm. In a telephone conversation with the Department on July 22, 1998, Jack Ellis, executive vice president of APX, indicated interest in opening a private energy exchange in New England, but expressed concern that New England may not be receptive to such an initiative. In any event, the task of private exchanges will be complicated by the divergence of state RPS requirements in the region.

209 In fact, new gas-fired generation does not qualify in Maine (grandfathered gas-fired cogeneration does); however, gas-powered fuel cells do qualify in both Massachusetts and Maine.

210 Cummings and Biewald agree on this point.

RPS which, as far as possible within the confines of the law as enacted, can assist in mitigating market power. Specifically, the rule measures compliance over a twelve-month period. In addition, it provides for a further one-year cure period, allowing a competitive provider additional time to make up any deficiency. As an encouragement to new entry, the cure period may be extended when the provider is able to show that it possesses an entitlement to energy from a renewable facility that will be in service within two years and whose output will allow for compliance. In addition, the Commission reserves the discretion to sanction noncompliance by means of a required "optional payment," in lieu of license revocation. The payment, based on the per-kilowatt hour cost of compliance, would go to a fund for renewable resource r&d. Finally, the Commission retains the ability to waive sanctions altogether if it finds that the "provider made good faith efforts but could not reasonably satisfy the portfolio requirement due to market conditions." 211

     These regulatory provisions allow the Commission the flexibility to address the effects of an exercise of market power that may occur in an individual case. They do not, however, represent an adequate long term solution for retail market exclusion, in the event this should become a systemic market power problem.

     E. Remedies for Market Power in Renewables

     It is probable that the moderate to high levels of concentration and market power in northern Maine and New England renewables markets are adequately mitigated by the current condition of oversupply. However, as growing demand takes up the slack of oversupply, market power may begin to pose a serious threat. The greatest risk is in the vertical dimension: the possibility that overconcentration and inflexibility in wholesale markets for renewables will have




















211 Renewable Rule paragraph 6. In order to be eligible for the cure period, the provider must show at least 20% of sales served by renewables.

the effect of constricting entry into, and competition within, Maine retail energy markets generally. However, as supply tightens, horizontal market power could also threaten competition in northern Maine, or in New England.

     In view of this analysis, we recommend a limited legislative measure which would permit the Commission to take appropriate action in the event that the market power problems which we discern begin to result in actual disruption of markets. Specifically, the Legislature should empower the Commission to suspend or reduce the percentage of the RPS in any section of the State on market power grounds. In the meantime, the Commission will explore the options for development of a publicly or privately administered renewables spot market or exchange, and will investigate the possibility of setting up a limited bulletin board or clearinghouse system to provide an interim mechanism for trading renewables as defined in the Maine RPS.

     Another important remedial measure is open to the Commission without the need of legislation: to require piecemeal sales of NUGs in the context of upcoming proceedings. The analysis offered above suggests that this option merits consideration. 212

     F. Recommendation

     The Legislature should empower the Commission to suspend, or reduce the percentage of, the RPS in any section of the State, on market power grounds.























212 Currently, the CMP NUGs represent the second largest block of renewable capacity in the market. Requiring sale in two segments would reduce the HHI by an estimated 100 points. Piecemeal sale would also reduce the risk of retail exclusion.

                              VII. CONCLUSION

     Maine's electric industry restructuring initiative offers significant potential benefits: lower consumer prices for electricity, and the more generalized economic benefits which flow from competitive energy prices. However, vertical and horizontal market power pose a serious threat to the success of this endeavor. Unless the threat is effectively countered, the potential benefits of restructuring could be reduced or lost.

     This report analyzes the nature of the market power threat, and considers available remedies. Because Maine is part of regional, and, to some extent, international, electricity markets, the jurisdictional ability of the Maine Legislature to provide adequate remedies for market power in all its aspects, and thereby ensure the success of restructuring, is limited. Where state jurisdiction exists, we recommend certain statutory adjustments to enhance protections against market power abuse. To the extent that market power problems are subject to federal or Canadian jurisdiction, the Commission and the Department are committed to, and have been active in, advocating for open, competitive markets and additional protections against market power.

     In this report, we recommend adjustments to the restructuring statute as follows:

     - the code of conduct and market share limitation governing marketing by transmission & distribution ("t&d") company affiliates should be reinforced as a means to provide additional protection against vertical market power

     - the Commission should be empowered to assess against the t&d and its affiliate the cost of enforcement resulting from violations of the code of conduct and market share limitation

     - the Commission should be empowered to impose wholesale rate regulation on market power grounds (a) in a load pocket which arises in all hours for more than 48 hours; and (b) in northern Maine

     - northern Maine t&d companies should be authorized to enter contracts with New Brunswick Power Corporation ("NBP") for the purchase of back-up power, needed ancillary services and transmission services

     - the Commission should be empowered to require northern Maine t&ds to pass back-up power, ancillary services and transmission services purchased from NBP through to their customers at cost

     - the Commission should be empowered to suspend or reduce the Renewable Portfolio Standard in any section of the State on market power grounds.

     Electricity markets in Maine, or of which Maine forms a part, are evolving rapidly. As restructuring moves forward, the Commission and the Department may have occasion to offer additional legislative recommendations. In particular, we plan to consider:

     - whether experience with the statutory compromise permitting t&d affiliates to engage in retail marketing warrants further legislative adjustment

     - whether specific legislative initiatives should be proposed to promote demand elasticity as a means to combat market power

     - whether legislation is necessary to facilitate the emergence of an appropriate bulk power administration system for northern Maine

     - whether legislation is necessary to facilitate the development of specific transmission or generation projects as a means to mitigate market power.

     - whether legislation to provide for civil remedies for an exercise of market power in a load pocket is advisable.

     While not without its risks and challenges, electric restructuring has the potential to bring substantial benefits to Maine consumers and the Maine economy. The Commission and the Department look forward to working with the Joint Standing Committee on Utilities and Energy, and with the Legislature as a whole, to do all that we can to make this promise a reality for the people of our State.

                              * * * * * * * * * * * *











                                                                 Exhibit 99(v)

                                                            85 FERC  p. 61,412




                          UNITED STATES OF AMERICA
                    FEDERAL ENERGY REGULATORY COMMISSION


                              OPINION NO. 434


     Maine Public Service Company    )   Docket No. ER95-836-000


                  OPINION AND ORDER AFFIRMING IN PART AND
                    REVERSING IN PART INITIAL DECISION






























    Issued: December 22, 1998





                          UNITED STATES OF AMERICA
                    FEDERAL ENERGY REGULATORY COMMISSION


     Maine Public Service Company     )   Docket No. ER95-836-000



                              OPINION NO. 434


                                APPEARANCES

     Michael E. Small, Wendy N. Reed, and James T. McManus for Maine Public Service Company.

     George M. Williams, Jr., Robert C. Platt, and Rita L. Wecker for Wholesale Customers.

     Raymond W. Hepper and Thomas C. Sturtevant, Jr. for Central Maine Power Company.

     Linda L. Walsh and JoAnn Scott for the Trial Staff of the Federal Energy Regulatory Commission.































                          UNITED STATES OF AMERICA
                    FEDERAL ENERGY REGULATORY COMMISSION


     Before Commissioners: James J. Hoecker, Chairman;
                           Vicky A. Bailey, William L. Massey,
                           Linda Breathitt, and Curt Hebert, Jr.


     Maine Public Service Company      )   Docket No. ER95-836-000


                              OPINION NO. 434

                  OPINION AND ORDER AFFIRMING IN PART AND
                     REVERSING IN PART INITIAL DECISION

                         (Issued December 22, 1998)

     I.   Introduction

          This proceeding is before the Commission on exceptions to an Initial Decision. 1/ It involves rate design issues related to firm and nonfirm point-to-point and network transmission services as well as ancillary services provided under Maine Public Service Company's (Maine Public) open access transmission tariff. In this opinion and order, we affirm in part and reverse in part the Initial Decision.

     II.  Background

          On March 31, 1995, Maine Public filed an open access transmission tariff that offers firm and nonfirm point-to-point and network transmission services as well as ancillary services. 2/ The Commission's order, among other things, accepted the proposed transmission tariff for filing, suspended it for a nominal period to become effective June 1, 1995, subject to




          1/   Maine Public Service Company, 74 FERC P.63,011
               (1996)(Initial Decision).

          2/ By order issued February 2, 1996, the Commission consolidated Docket No. ER95-836-000 with Docket Nos. ER96-370-000 and ER96-561-000, which concerned Maine Public's unexecuted service agreement with Houlton Water Company and revisions to its open access transmission tariff. Maine Public Service Company, 74 FERC P.61,098 (1996). However, as the result of a settlement agreement approved by the Commission, Docket Nos. ER96-370-000 and ER96-561-000 were terminated by letter-order issued July 18, 1996. Maine Public Service Company, 76 FERC P.61,060 (1996).

     Docket No. ER95-836-000       -2-

     refund, and set it for hearing. 3/ Subsequently, on September 27, 1995, the Commission issued an order which effectively removed all non-rate terms and conditions issues from this proceeding. 4/ While this proceeding was pending, the Commission issued its final rule in Order No. 888. 5/

     III. Litigated Issues

          The following issues were litigated before, and decided by the presiding judge: (a) whether, in developing transmission rates, Maine Public should use a levelized fixed charge methodology using original undepreciated plant cost (gross plant), or a non-levelized methodology using depreciated plant cost (net plant); (b) whether Maine Public should be allowed to charge a one mill per kWh adder for difficult to quantify costs in rates for short term (less than one year) firm and nonfirm point-to-point transmission service; (c) whether the demands associated with three non-tariff firm wheeling contracts should be added to Maine Public's demand in developing a system-wide transmission rate or whether a revenue credit approach should be used to develop Maine Public's revenue requirement and system-wide transmission rate; (d) whether the cost of generator step-up transformers (GSUs) should be included in transmission rates; (e) whether Maine Public should include the cost of 34.5 kV facilities in transmission rates; (f) whether transmission customers must purchase all ancillary services from Maine Public in conjunction with the purchase of transmission service; and (g) the appropriate bandwidth relating to unscheduled energy service.

          The Commission's Trial Staff (Trial Staff), Maine Public, and Wholesale Customers (consisting of Houlton Water Company, Van Buren Light and Power District, and Eastern Maine Electric
     Cooperative), filed briefs on and opposing exceptions.



          3/ Maine Public Service Company, 71 FERC P. 61,249 (1995), order on reh'g, 81 FERC P.61,309 (1997).

          4/ American Electric Power Service Corporation, et al., 71 FERC P.61,393, order on reh'g, 72 FERC P.61,287 at 62,238 (1995), reh'g denied, 74 FERC P.61,013 (1996).

          5/ See Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Service by Public Utilities; Recovery of Stranded Costs by Public Utilities and Transmitting Utilities, Order No. 888, 61 Fed. Reg. 21,540 (May 10, 1996), FERC Stats. & Regs. P.31,036 (1996), order on reh'g, Order No. 888-A, 62 Fed. Reg. 12,274 (March 14,
               1997), FERC Stats. & Regs. P.31,048 (1997), order on reh'g, Order No. 888-B, 81 FERC P.61,248 (1997), order on reh'g, Order No. 888-C, 82 FERC P.61,046 (1998) (Order No. 888).
     Docket No. ER95-836-000       -3-

     IV.  Summary Affirmance of Initial Decision

          The Commission summarily affirms the Initial Decision on the following issues: (a) rejection of the one mill per kWh adder; 6/ (b) inclusion of non-tariff transmission demands in the rate denominator; 7/ and (c) rejection of Maine Public's proposal to require transmission customers to purchase all ancillary services from Maine Public. 8/ We find that the presiding judge properly


          6/   74 FERC at 65,018.

          7/ Id. at 65,019-20. The presiding judge's determination is in accord with Commission precedent. See Pennsylvania Power Company, Opinion No. 211, 26 FERC 61,354 at 61,781, order on reh'g, Opinion No. 211-A, 27 FERC 61,290 (1984). See also Arizona Public Service Company, Opinion No. 137, 18 FERC 61,197 at 61,394, order on reh'g, Opinion No. 137-A, 20 FERC 61,407 (1982), remanded on other grounds, Electrical Dist. No. 1 v. FERC, 774 F.2d 490 (D.C. Cir.
               1985); Public Service Company of New Mexico, Opinion No. 146, 20 FERC 61,290 at 61,546-48 (1982), order on reh'g,
               21 FERC 61,334 (1983); Boston Edison Company, Opinion No. 53, 8 FERC 61,077 at 61,283, reh'g denied, Opinion No. 53-A, 9 FERC 61,002 (1979).

          8/ 74 FERC at 65,019-20 (the presiding judge concluded that transmission customers must purchase so-called Var Support and System Control/Load Dispatch ancillary services from Maine Public, but that transmission customers may purchase so-called load following and Supplemental Operating Reserves ancillary services from others).

               We note that, subsequent to the issuance of the Initial Decision, the Commission, in Order No. 888, addressed this issue and adopted requirements fully consistent with the findings of the presiding judge on this issue.
               Specifically, in Order No. 888, the Commission established that the transmission provider must provide and the transmission customer must purchase from the transmission provider: (1) Scheduling, System Control and Dispatch Service (referred to as System Control/Load Dispatch in this proceeding) and (2) Reactive Supply and Voltage Control from Generation Sources Service (referred to as Var Support in this proceeding), subject to conditions set out in Order No.
               888. The Commission further determined that the transmission provider must offer to the transmission customer, but the transmission customer need not take, the remaining four services , including Regulation and Frequency Response Service (referred to as load following in this proceeding); Energy Imbalance Service; Operating Reserve -
                                                       (continued...)
     Docket No. ER95-836-000       -4-

     decided these issues and the arguments on exceptions have failed to persuade us that the Initial Decision erred or that additional discussion is necessary.

          The Commission further summarily affirms the presiding judge's findings that Maine Public can require an unscheduled energy charge 9/ for point-to-point and network transmission service with a bandwidth deviation of +/- 1.5 percent. However, we affirm in part and reverse in part the judge's adoption of a 1 MW minimum for the unscheduled energy service. We note that the instant proceeding was made subject to the outcome of the Order No. 888 proceeding. 10/ In Order No. 888-A, the Commission raised the minimum energy imbalance from 1 MW to 2 MW per hour. 11/ Therefore, we will affirm the presiding judge's decision with respect to the 1 MW minimum from the period of the effective date of the proposed rates (June 1, 1995) until the effective date of our decision in Order No. 888-A (May 13, 1997). For the period after the effective date of Order No. 888-A, however, we will adopt the 2 MW minimum as required in Order No. 888-A.

     V.   Issues for Discussion

          A.   Fixed Charge Rate Design - Levelized vs. Non-Levelized

          At issue in this proceeding is whether a non-levelized net plant or levelized gross plant approach is appropriate for developing Maine Public's rates for open access transmission service. In general, under the non-levelized net plant method, the original cost of a utility's facilities is reduced incrementally, through the depreciation component of rates, over the life of those facilities, and a rate of return is applied to the remaining cost balance of the facilities (i.e. the net plant). Conversely, under a levelized rate method based on gross


     8/ (...continued)
               Spinning Reserve Service; and Operating Reserve -
               Supplemental Reserve Service (referred to as Supplemental Operating Reserves in this proceeding). Order No. 888, FERC Stats. & Regs. at 31,703-08, 31,715-17.

          9/ Id. at 65,020-21. Throughout this proceeding the parties used the term "unscheduled energy charge." In Order No. 888, the Commission adopted the term Energy Imbalance Service for this service. Order No. 888, FERC Stats. & Regs. at 31,708. Because the term "unscheduled energy charge" has been used extensively in the record, we will continue to use this term herein.

          10/  Order No. 888, FERC Stats. & Regs. at 31,768.

          11/  Order No. 888-A, FERC Stats. & Regs. at 30,232-33.
     Docket No. ER95-836-000       -5-

     plant balances, the lifetime capital costs (depreciation and return) associated with a utility's assets are spread evenly over the life of those assets and the capital costs are recovered by applying a fixed carrying charge percentage to the original (gross) cost of these assets.

          Initial Decision

          The presiding judge rejected Maine Public's proposal to utilize a levelized gross plant methodology, and found, instead, that Maine Public should continue to use a non-levelized net plant methodology in developing its transmission rates. 12/ Noting that Maine Public's system is relatively old and was approximately 55 percent depreciated in 1994, the presiding judge determined that the change to a levelized gross plant methodology would result in long-time customers "double-paying" for using these depreciated facilities. The presiding judge found that Commission cases, including Southern California Edison Company, Opinion No. 341, 50 FERC 61,138 (1990), and the Commission's Open Access NOPR, 13/ do not mandate the use of levelized methodologies in all future ratemaking proceedings. The presiding judge observed that these cases do not involve a change in rate methodologies, i.e., switching from a non-levelized methodology to a levelized methodology, but, instead, involved a continuation of previously-existing levelized rate methodologies. In addition, the presiding judge found that since Maine Public is using the same facilities to provide the proposed transmission service for the same customers, no "new service" 14/ is involved which would warrant a change in rate methodologies. Finally, the presiding judge rejected Trial Staff's suggestion that the levelized methodology be applied to Maine Public's existing, depreciated system because there was no showing that Maine Public expected new transmission customers. Accordingly, the presiding judge concluded that the non-levelized net plant methodology is




          12/ 74 FERC at 65,017-18.

          13/ Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Service by Public Utilities and Recovery of Stranded Costs by Public Utilities and Transmitting Utilities, Notice of Proposed Rulemaking and Supplemental Notice of Proposed Rulemaking, 60 Fed Reg. 17,662 (April 7, 1995), FERC Stats. & Regs. P.32,514 (1995)
               (Open Access NOPR).

          14/ The Commission defines a new service by looking at the fundamental characteristics of the service. See, e.g., Southwestern Public Service Company, 72 FERC P.61,104 at 61,559 (1995), reh'g pending.
     Docket No. ER95-836-000       -6-

     the most appropriate rate structure for transmission service under Maine Public's open access transmission tariff. 15/

          Exceptions

          Maine Public, on exceptions, argues that its levelized rate methodology is: consistent with Commission policy; best fits a generic tariff; is supported by the actual operation of its transmission facilities; promotes a level playing field; satisfies comparability; will not overrecover costs; and promotes rate stability. 16/ Maine Public maintains that its prior use of a non-levelized methodology does not preclude a switch to a levelized methodology. Maine Public argues that the use of a levelized methodology will not result in an overrecovery of costs, contending that a levelized methodology applied to original cost produces a reasonable result at any point during the life of the asset. In addition, Maine Public argues that the presiding judge erred in relying upon the age of Maine Public's facilities as a basis to reject the proposed levelized rate methodology. 17/

          Wholesale Customers and Trial Staff oppose Maine Public's exceptions. They argue that Maine Public's levelized rate methodology would result in overrecovery; there is no showing that a levelized rate methodology would promote rate stability; there is no foreseeable likelihood of substantial new transmission facilities; and the imposition of higher, levelized rates on open access transmission would be anticompetitive. Additionally, Wholesale Customers argue that Opinion No. 341 does not sanction the use of a levelized methodology because it did not involve a switch to a levelized approach. 18/

          Discussion

          We affirm the presiding judge on this issue. Maine Public traditionally has developed transmission rates using a non-levelized net plant methodology. In its open access transmission tariff, Maine Public proposed transmission rates based upon the levelized gross plant methodology. As the Commission found in Kentucky Utilities Company, 85 FERC P.61,274 at ____, slip op. at 7 (1998)(Kentucky Utilities), this switching of methodologies, from non-levelized net plant to levelized gross plant, opens the


          15/  74 FERC at 65,017-18.

          16/  Maine Public Brief on Exceptions at 10-28.

          17/  Id. at 28-39.

          18/ Wholesale Customers Brief Opposing Exceptions at 6-16; Trial Staff Brief Opposing Exceptions at 7-32.
     Docket No. ER95-836-000       -7-

     door to the potential overrecovery of costs. Switching to a levelized gross plant methodology at this time will allow Maine Public to recover anew depreciation expense that it has already recovered, and therefore overrecover its transmission revenue requirement.

          Maine Public claims that its levelized gross plant methodology will not overrecover costs because, under either a levelized or non-levelized approach, the utility recovers, on a net present value basis, the identical capital costs, i.e. depreciation and return on rate base. 19/ As long as either method is consistently used throughout the life of an asset, Maine Public is correct. However, in this case, Maine Public proposes to switch methodologies mid-stream. As we noted in Kentucky Utilities, this produces an unreasonable result. In Kentucky Utilities, 85 FERC at _____, slip op. at 7-8, the Commission determined that past contributions to the fixed costs of the utility's transmission system are relevant because a large portion of the costs of that system have already been recovered. A similar situation is present here. Maine Public's transmission facilities are over 50 percent depreciated with no significant transmission additions or upgrades planned. Thus, permitting Maine Public to switch to a levelized gross plant methodology at this time would potentially result in Maine Public recovering more than the lifetime revenue requirement associated with its existing transmission facilities.

          Furthermore, as we observed in Kentucky Utilities, 85 FERC at _____, slip op. at 8, allowing Maine Public to switch to a levelized gross plant methodology at this late date might discourage a wholesale requirements customer that is now paying a bundled, non-levelized rate from seeking cheaper off-system power because of the significantly higher levelized gross plant transmission rate it would have to pay as a customer taking unbundled service. 20/ This result "would hinder the very




          19/  Maine Public Brief on Exceptions at 25.

          20/ The current point-to-point transmission rate based on the non-levelized net plant methodology is $13.90/kW/year. Tr.
               336. When switching to the levelized gross plant methodology, the point-to-point tariff rate substantially increases to $31.63 (the base rate for point-to-point service is $23.22/kW/year, and, with ancillary services, would be $31.63/kW/year). The network tariff rate would be $35.69/kW/year. Maine Public Ex. 3, Schedules 2-6. As Maine Public acknowledges, the increase in rates is due solely to the change in methodology, not increased costs. Tr.341.

     Docket No. ER95-836-000       -8-

     competition that Order No. 888 and [the Commission's Transmission Pricing] Policy Statement were intended to promote." 21/

          Moreover, as we also observed in Kentucky Utilities, 85 FERC at _____, slip op. at 8-9, reliance on Opinion No. 341 in support of Maine Public's position is not persuasive because, in contrast to the situation before us now, that utility historically had been using the levelized gross plant method to design its transmission rate and was not proposing a change. 22/ In fact, in Opinion No. 341, we rejected a proposed switching of methodologies because in those circumstances it would lead to an unreasonable result. In addition, we also found that a switch might require adjustments to take account of factors related to the differing cost recovery methods (e.g., depreciation). This reasoning applies in this proceeding as well.

          Therefore, we reject Maine Public's proposal to develop its open access transmission tariff rates using a levelized gross plant methodology, and we will require Maine Public to recalculate its tariff rates based on a non-levelized net plant methodology.

          B. Inclusion of the Cost of GSUs in the Calculation of Rates

          Initial Decision

          The presiding judge concluded that Maine Public properly included the cost of GSUs 23/ in the transmission rates. The presiding judge found that GSUs cannot easily be allocated to specific portions of Maine Public's transmission system or to specific services provided by the transmission system. However, the presiding judge determined that GSUs traditionally have been


          21/ Kentucky Utilities, 85 FERC at _____, slip op. at 8; see Order No. 888, FERC Stats. & Regs. at 31,635-36, 31,638-52;
               Inquiry Concerning the Commission's Pricing Policy for Transmission Services Provided by Public Utilities Under the Federal Power Act, 59 Fed. Reg. 55,031 (November 3, 1994), FERC Stats. & Regs. P.31,005 at 31,141-44 (1994), order on reconsid., 71 FERC P.61,195 (1995).

          22/ In Opinion No. 341, intervenors were seeking a change in rate design from a levelized gross plant to a levelized net plant methodology. 50 FERC at 61,409-12.

          23/ A GSU is an electrical device that transforms power from a lower voltage to a higher voltage. The GSUs in question in this proceeding are those which step-up lower voltages at the generation level to higher voltages at the transmission level.
     Docket No. ER95-836-000       -9-

     classified as performing a transmission function, and are an "integral" part of the transmission network because they maintain voltage levels on the entire system. 24/

          Exceptions

          Trial Staff, on exceptions, argues that, to the extent GSUs enhance generators' ability to reach the transmission system, Maine Public should exclude their cost from its transmission rates, and allocate them instead to the generators they support. Trial Staff also argues, to the extent Maine Public uses the GSUs to transmit reactive power, GSU costs should be allocated to a separate reactive power charge. Trial Staff argues that Maine Public's failure to precisely identify and allocate the costs of its GSUs does not justify recovery of all GSU costs in transmission rates. 25/

          Maine Public opposes Trial Staff's exceptions, arguing that, under Commission policy, GSUs are considered transmission-related rather than generation-related. 26/

          Discussion

          We reverse the presiding judge on this issue. As we noted in Kentucky Utilities, 85 FERC at _____, slip op. at 18-19, the Commission, in the past, has functionalized the cost of GSUs to transmission, and allowed the utility to recover those costs by rolling them into the transmission rates. However, we note that substantial changes have occurred in the electric industry, particularly given Order No. 888's requirement to unbundle transmission and wholesale generation services and the resultant increase in transmission-only service. In light of these facts, we recognized in Kentucky Utilities the need to reexamine our policy on the proper functionalization and recovery of costs associated with GSUs to ensure that unbundled service customers are paying only their appropriate share of the cost of the services they use.

          Reexamining GSU costs in this case shows that the costs of a GSU should be directly assigned to its related generating unit, not rolled into transmission rates. As we noted in Kentucky Utilities, 85 FERC at _____, slip op. at 19-20, this result is appropriate because, given the unbundling of generation and transmission, GSUs serve two functions: one in support of



          24/  74 FERC at 65,018.

          25/  Trial Staff Brief on Exceptions at 2-8.

          26/  Maine Public Brief Opposing Exceptions at 44-49.

     Docket No. ER95-836-000       -10-

     generation 27/ and another in support of ancillary services (e.g., Operating Reserve, Regulation and Frequency Response Service, Reactive Supply and Voltage Control). We found, in Kentucky Utilities, 85 FERC at _____, slip op. at 20, that since GSUs are used in the provision of both generation and ancillary services, the costs of those facilities should be charged to the customers using the GSUs. By directly assigning each GSU to the generator to which it is connected, GSU costs will be recovered through the power sales and/or ancillary service rates of the entity selling power and/or ancillary services from that generator, depending on the use of the generator. 28/ Finally, as we stated in Kentucky Utilities, 85 FERC at _____, slip op. at 21, ". . . direct assignment of GSU costs is also consistent with our established practice of directly assigning interconnection costs. . . .  GSUs are not part of a utility's integrated
     transmission grid and should not be charged to transmission-only customers (except for ancillary services). Instead, GSU costs are incurred because of the installation of a generating unit and should be assigned directly to that unit, so that customers taking service from that unit pay the appropriate costs."

          In conclusion, we recognize that given the unbundling of generation and transmission, GSUs serve two functions, in support of both unbundled generation and unbundled ancillary services, and therefore, GSU costs should not be rolled into unbundled transmission rates. Rather, their costs should instead be assigned to the generators to which they are connected to more accurately allocate those costs to the customers using those facilities (i.e., to the customers buying power or ancillary services).

          C.   34.5 kV Facilities

          Initial Decision

          Maine Public's transmission rate includes the cost of three low-voltage, 34.5 kV facilities. The presiding judge found that these facilities serve a distribution function and are not



          27/ For example, GSUs support the generation function by (1) raising power to higher voltages that make it cheaper to transmit, (2) enabling utilities to install generators that are sized efficiently so they can serve loads in a more economical manner, and (3) leading to the more efficient siting of generation facilities.

          28/ Direct assignment of a utility's GSUs is also consistent with the method in which Maine Public intends to treat the GSU of a customer connecting new generation to its system. Tr. at 251.
     Docket No. ER95-836-000       -11-

     properly included in Maine Public's cost of transmission. 29/ The presiding judge rejected Maine Public's argument that the three 34.5 kV facilities are "integrated" into its transmission system because the facilities can be upgraded in the future to be used by transmission customers. The presiding judge concluded that the facilities should be classified on the basis of what function they serve now, not what function they may serve in the future.

          Exceptions

          Maine Public, on exceptions, argues that the presiding judge erred in finding that the three 34.5 kV facilities serve a distribution, and not a transmission, function, and, hence, are not entitled to be rolled into the calculation of the transmission rate. Maine Public argues that the 34.5 kV facilities are part of its integrated system which benefits transmission. Specifically, Maine Public maintains, it can upgrade, or "loop" the 34.5 kV facilities to provide increased reliability or integrate those facilities into the overall transmission system, and has done so in the past. Maine Public also argues that, in several prior cases, the Commission has considered 34.5 kV facilities to be integrated transmission facilities and accorded them rolled-in treatment. 30/

          Wholesale Customers oppose Maine Public's exceptions, arguing that the cost of the three 34.5 kV facilities should only be included in transmission when they are actually integrated. Wholesale Customers explain that these lower voltage facilities are "integrated" when, in addition to being connected with higher voltage facilities, they are themselves interconnected and designed to operate in parallel. Wholesale Customers state that this is referred to as "looping;" that is, the lower voltage facilities form parallel paths for electric energy with the higher voltage transmission facilities. It is the existence of two or more parallel transmission paths from sources of power to users of power that establishes integration. Given this definition of integrated facilities, Wholesale Customers argue





          29/ 74 FERC at 65,018-19. A fourth 34.5 kV line is non-radial in nature and is integrated into the transmission system, and is properly included in the transmission rate. Id. at 65,019.

          30/ Maine Public Brief on Exceptions at 45-51, citing, inter alia, Niagara Mohawk Power Corporation, Opinion No. 296, 42 FERC P.61,143 (1988) (Niagara Mohawk) and Utah Power & Light Company, 28 FERC P.61,088 (1984) (Utah P&L).
     Docket No. ER95-836-000       -12-

     that Maine Public's 34.5 kV facilities are not integrated. 31/ According to Wholesale Customers, it is undisputed that the 34.5 kV facilities in question are radial (i.e., non-looped) lines, devoted entirely to feeding retail, distribution-level customers; they carry no transmission flows, and no transmission customer is served at this voltage level. Wholesale Customers state that, until such time as Maine Public upgrades its lines, the 34.5 kV radial facilities are properly classified as distribution, and the costs of those facilities should be excluded from transmission rates. 32/

          Discussion

          We affirm the presiding judge on this issue. In the cases cited by Maine Public, the Commission found that sufficient evidence had been presented to demonstrate that the facilities in question were part of an integrated transmission system and that, therefore, roll-in was appropriate. Here, there is no evidence, aside from a general description of the three 34.5 kV facilities, to demonstrate that these facilities were integrated into its transmission system.

          In Otter Tail Power Company, Opinion No. 93, 12 FERC
     p. 61,169 at 61,420 (1980),for example, the Commission stated that "while the rolled-in approach has generally been followed, the Commission has recognized that exceptions should be made in some cases and has held that it would continue to review the facts of each case to determine the applicability of the rolled-in approach." In Sierra Pacific Power Co. v. FERC, the court defined integration as follows:

               Lower voltage transmission facilities are
               "integrated" . . . when, in addition to being connected with higher voltage facilities, the lower voltage facilities are themselves interconnected and designed to operate in parallel. This is also referred to as "looping," that is, the lower voltage transmission facilities form parallel paths for electric energy with the higher voltage transmission facilities. The existence of two or more parallel transmission paths from





          31/ Wholesale Customers Brief Opposing Exceptions at 19, citing Sierra Pacific Power Co. v. FERC, 793 F.2d 1086 at 1088 (9th Cir. 1986).

          32/  Id. at 16-20.
     Docket No. ER95-836-000       -13-

               sources of power to receiving points
               establishes integration. [33/]

     It is undisputed in this record that Maine Public's three 34.5 kV lines at issue are radial lines that are not currently looped. 34/ Based upon this record evidence, we determine that these radial, non-looped lines do not operate in parallel with Maine Public's transmission system and therefore are not integrated with the transmission system. Rather, as correctly determined by the presiding judge, the three 34.5 kV lines perform only a distribution function. 35/ On the basis of this evidence, we cannot permit Maine Public to include the costs of the three 34.5 kV lines in its transmission rates.

     The Commission orders:

          (A) The Initial Decision is hereby affirmed in part and reversed in part, as discussed in the body of this order.

          (B) Maine Public is hereby directed to submit a compliance filing as discussed in the body of this order within 60 days of the date of issuance of this order. However, if a request for rehearing is filed, Maine Public shall make its compliance filing within 30 days of the date the Commission disposes of the request for rehearing.

          (C) Within 30 days of the date of acceptance of the compliance filing, Maine Public shall make refunds together with interest calculated pursuant to 18 C.F.R. 35.19a (1998).
     Within 15 days of the date of payment of refunds, Maine Public














          33/  793 F.2d 1086, 1088 (9th Cir. 1986); accord, Maine Public
               Service Company v. FERC, 964 F.2d 5, 8-9 (D.C. Cir. 1992).

          34/  Tr. at 228; Ex. WC-1 at 18-19.  See also Ex. MPS-8 at 19-20.

          35/ The remaining 34.5 kV line is properly included in the transmission rate since it is a non-radial line and integrated into Maine Public's transmission system.
     Docket No. ER95-836-000       -14-

     shall file a report showing the computation of refunds and interest paid. A copy of the refund report shall also be sent to the affected state commissions.

     By the Commission.

     ( S E A L )


                                        /s/ Linwood A. Watson, Jr.
                                        Linwood A. Watson, Jr.,
                                          Acting Secretary.









































[ARTICLE] UT
[MULTIPLIER] 1,000

[PERIOD-TYPE]                 12-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               DEC-31-1998
[BOOK-VALUE]                                  PER-BOOK
[TOTAL-NET-UTILITY-PLANT]                        50640
[OTHER-PROPERTY-AND-INVEST]                       4220
[TOTAL-CURRENT-ASSETS]                           11955
[TOTAL-DEFERRED-CHARGES]                         97480
[OTHER-ASSETS]                                       0
[TOTAL-ASSETS]                                  164295
[COMMON]                                          7357
[CAPITAL-SURPLUS-PAID-IN]                           38
[RETAINED-EARNINGS]                              27538
[TOTAL-COMMON-STOCKHOLDERS-EQ]                   34933
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[LONG-TERM-DEBT-NET]                             45915
[SHORT-TERM-NOTES]                                8100
[LONG-TERM-NOTES-PAYABLE]                            0
[COMMERCIAL-PAPER-OBLIGATIONS]                       0
[LONG-TERM-DEBT-CURRENT-PORT]                     1275
[PREFERRED-STOCK-CURRENT]                            0
[CAPITAL-LEASE-OBLIGATIONS]                          0
[LEASES-CURRENT]                                     0
[OTHER-ITEMS-CAPITAL-AND-LIAB]                   74072
[TOT-CAPITALIZATION-AND-LIAB]                   164295
[GROSS-OPERATING-REVENUE]                        56627
[INCOME-TAX-EXPENSE]                              2118
[OTHER-OPERATING-EXPENSES]                       48344
[TOTAL-OPERATING-EXPENSES]                       50462
[OPERATING-INCOME-LOSS]                           6165
[OTHER-INCOME-NET]                                 415
[INCOME-BEFORE-INTEREST-EXPEN]                    6580
[TOTAL-INTEREST-EXPENSE]                          4327
[NET-INCOME]                                      2253
[PREFERRED-STOCK-DIVIDENDS]                          0
[EARNINGS-AVAILABLE-FOR-COMM]                     2253
[COMMON-STOCK-DIVIDENDS]                          1617
[TOTAL-INTEREST-ON-BONDS]                         3174
[CASH-FLOW-OPERATIONS]                           (2147)
[EPS-PRIMARY]                                     1.39
[EPS-DILUTED]                                     1.39