Form 10-Q
period 1999-03-31
MAINE PUBLIC SERVICE CO
filed 1999-05-12
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                     FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934


For Quarter Ended      March 31, 1999           Commission File No.    1-3429


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







                                                                 Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter ended March 31, 1999, and for the corresponding period of the preceding year; a consolidated balance sheet as of March 31, 1999, and as of December 31, 1998, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 1999, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at March 31, 1999 and December 31, 1998, and the results of their operations for the three months ended March 31, 1999 and their cash flows for the three months ended March 31, 1999, and for the corresponding period of the preceding year.






























                                    -2-
           MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED OPERATIONS
                         (Unaudited)
          (Dollars in Thousands Except Per Share Amounts)

                                                    Three Months Ended
                                                          March 31,
                                                    1999        1998


Operating Revenues                                 $17,469    $15,597
Operating Expenses
   Purchased Power                                   9,098      7,725
   Other Operation and Maintenance                   3,305      3,785
   Depreciation                                        601        659
   Amortization                                        385        402
   Taxes Other Than Income                             447        435
   Provision for Income Taxes                        1,144        733
        Total Operating Expenses                    14,980     13,739
Operating Income                                     2,489      1,858
Other Income (Deductions)
   Equity in Income of Associated Companies            277        126
   Allowance for Equity Funds Used During
      Construction                                      10          7
   Provision for Income Taxes                          (34)       (16)
   MY Replacement Power Carrying Charges                69         56
   Other - Net                                         (80)        16
Total                                                  242        189
Income Before Interest Charges                       2,731      2,047
Interest Charges
   Long-Term Debt and Notes Payable                    979        945
   Less Allowance for Borrowed Funds
      Used During Construction                          (7)        (4)
Total                                                  972        941
Net Income Available for Common Stock               $1,759     $1,106

Average Shares Outstanding (000's)                   1,617      1,617
Basic Earnings Per Share of Common Stock             $1.09      $0.68
Dividends Declared per Common Share                  $0.25      $0.25




The accompanying notes are an integral part of these financial statements.









                                   -3-
               MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                            (Dollars in Thousands)
                                                       March 31,   December 31,
                       ASSETS                             1999           1998
Utility Plant
   Electric Plant in Service                            $101,002       $101,211
   Less Accumulated Depreciation                          51,999         51,585
      Net Electric Plant in Service                       49,003         49,626
   Construction Work-in-Progress                           1,589          1,014
        Total                                             50,592         50,640
Investment in Associated Companies
   Maine Yankee Atomic Power Company                       3,933          3,979
   Maine Electric Power Company, Inc.                        453            241
        Total                                              4,386          4,220
        Net Utility Plant and Investments                 54,978         54,860
Current Assets
   Cash and Cash Equivalents                               1,314          1,454
   Deposits for Interest and Dividends                       477            477
   Accounts Receivable - Net                               7,137          5,856
   Unbilled Base Revenue                                   1,510          1,892
   Deferred Fuel and Purchased Energy                        687            687
   Current Deferred Income Taxes                               0             31
   Inventory                                               1,232          1,037
   Prepayments                                               437            521
      Total                                               12,794         11,955
Other Assets
   Restricted Investment                                   2,820          2,817
   Uncollected Maine Yankee Decommissioning Costs         35,185         36,037
   Recoverable Seabrook Costs                             24,519         24,875
   Regulatory Asset - SFAS 109 & 106                      11,872         11,886
   Deferred Fuel and Purchased Energy                     10,264          9,618
   Regulatory Asset - Power Purchase Agmt Restructuring    8,706          8,706
   Other                                                   3,089          3,541
      Total                                               96,455         97,480
Total Assets                                            $164,227       $164,295
           CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                                       $13,071        $13,071
      Paid-in Capital                                         38             38
      Retained Earnings                                   28,893         27,539
      Treasury Stock, at cost                             (5,714)        (5,714)
         Total                                            36,288         34,934
      Long-Term Debt (less current maturities)            45,890         45,915
Current Liabilities
   Long-Term Debt Due Within One Year                      1,275          1,275
   Notes Payable                                           6,800          8,100
   Accounts Payable                                        4,149          4,671
   Current Deferred Income Taxes                              45             0
   Dividends Declared                                        404            404
   Customer Deposits                                          22             24
   Interest and Taxes Accrued                              1,368          1,029
      Total                                               14,063         15,503
Deferred Credits
  Uncollected Maine Yankee Decommissioning Costs          35,185         36,037
  Deferred Income Tax                                     26,353         25,812
  Investment Tax Credits                                     562            578
  Deferred Revenues                                        1,206          1,170
  Miscellaneous                                            4,680          4,346
    Total                                                 67,986         67,943
Total Capitalization and Liabilities                     164,227        164,295
The accompanying notes are an integral part of these financial statements.











































                                   -4-
               MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES
                    Statements of Consolidated Cash Flows
                              (Unaudited)
                         (Dollars in Thousands)
                                                            Three Months Ended
                                                                 March 31,
                                                             1999          1998
Cash Flow From Operating Activities
   Net Income                                                $1,759     $1,106

Adjustments to Reconcile Net Income to Net Cash
   Provided by Operations
   Depreciation                                                 601        659
   Amortization                                                 394        412
   Income on Tax Exempt Bonds-Restricted Funds                   (4)       (27)
   Deferred Income Taxes - Net                                  585        456
   AFUDC                                                        (17)       (11)
   Change in Deferred Fuel & Purchased Energy                  (647)    (1,327)
   Change in Deferred Regulatory and Debt Issuance Costs        235        235
   Change in Deferred Revenues                                   36         65
   Change in Benefit Obligation                                 168        206
   Change in Current Assets and Liabilities                  (1,194)      (929)
   Other                                                        311        (28)
Net Cash Flow Provided By Operating Activities                2,227        817

Cash Flow From Financing Activities
   Dividend Payments                                           (404)      (809)
   FAME Financing Costs                                          (6)         0
   Retirements on Long-Term Debt                                (25)       (25)
   Short-Term Borrowings (Repayments), Net                   (1,300)       500
Net Cash Flow Used In Financing Activities                   (1,735)      (334)

Cash Flow From Investing Activities
   Investment in Electric Plant                                (632)      (482)
   Net Cash Used For Investment Activities                     (632)      (482)

Increase in Cash and Cash Equivalents                          (140)         1
Cash and Cash Equivalents at Beginning of Year                1,454      2,071
Cash and Cash Equivalents at End of Period                   $1,314     $2,072

Change in Current Assets and Liabilities Providing (Utilizing)
   Cash From Operating Activities
      Accounts Receivable                                   ($1,280)      $270
      Unbilled Revenue                                          382        218
      Deferred Maine Yankee Replacement Power Costs               0          7
      Inventory                                                (195)       (44)
      Prepayments                                                84        128
      Accounts Payable & Accrued Expenses                      (183)    (1,504)
      Other Current Liabilities                                  (2)        (4)
   Total Change                                             ($1,194)     ($929)

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                                  $1,366     $1,347
   Income Taxes                                                 $40        $33

The accompanying notes are an integral part of these financial statements.


















































                                  -5-

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited and its unregulated marketing subsidiary, Energy Atlantic, LLC (EA).

    The Company is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) and, with respect to wholesale rates, the Federal Energy Regulatory Commission (FERC).

    The accompanying unaudited consolidated financial statements should be read in conjunction with the 1998 Annual Report, an integral part of Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the 1998 Form 10-K. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements of the Company's Annual Report filed with the Form 10-K. For interim reporting purposes, these same accounting policies are followed.

    For purposes of the statements of consolidated cash flows,the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

    Certain reclassification have been made to the 1998 financial statement amounts in order to conform to the 1999 presentation.

2.  ENERGY ATLANTIC

    In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing segment is currently involved in wholesale energy transactions and intends to enter the retail market in March 1, 2000, the commencement of retail competition in the State of Maine.

    During the quarter ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards (FAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", which became applicable as a result of the start-up of Energy Atlantic. Segment reporting has been presented below for the current period only since historically there had not been separate reportable segments. The accounting policies of the segments are the same as those described in Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES". The Company provides certain administrative support services to Energy Atlantic, which are billed to that entity at cost based on a combination of direct charges and allocations. The Company is organized on the basis of products and services. The Company's reportable segments include the electric utility portion of the business, consisting of Maine Public Service Company and Maine and New Brunswick Electrical Power Company, Limited, and the energy marketing portion of the business,
    consisting of Energy Atlantic.           -6-

                            First Quarter of 1999 (Dollars in Thousands)
                                 Energy      Maine Public      Total
                                 Atlantic    Service Co.      Company

    Operating Revenues           $ 1,461        $ 16,008       $ 17,469
    Operations & Maintenance
      Expense                      1,547          12,289         13,836
    Taxes                            (34)          1,178          1,144
    Total Operating Expenses       1,513          13,467         14,980
    Operating Income (Loss)          (52)          2,541          2,489
    Other Income & Deductions         -              242            242
    Income (Loss) Before
     Interest Charges                (52)          2,783          2,731
    Interest Charges                   2             970            972
    Net Income (Loss)            $   (54)       $  1,813       $  1,759
    Total Assets as of
      March 31, 1999             $ 1,158        $163,069       $164,227

3.  IMPLEMENTATION OF MULTI-YEAR RATE PLAN

    A four-year rate plan, approved by the MPUC on November 13, 1995, provided retail rate increases of 4.4% on January 1, 1996, 2.9% on February 1, 1997, and 3.9% on February 1, 1998. On April 6, 1999, the MPUC approved a Stipulation between the Office of the Public Advocate (OPA) and the Company. Under this stipulation and with the April 5, 1999 MPUC approval of the sale of the Company's generating assets, customer rates did not increase on April 1, 1999.

    Principal provisions of the Stipulation are as follows:
    a) The Company is entitled to a 3.66% specified rate increase as of April 1, 1999. Rather than increasing customer rates, the Company will recognize the revenues related to this rate increase, and recognize a corresponding deferred asset. The parties to the Stipulation agreed to recommend that available value from the asset sale be used in an amount corresponding to the specified rate increase which will be addressed by the MPUC's determination of allowed stranded cost recovery.
    b) The Company agreed to begin amortizing on April 1, 1999, an additional $150,000 per month of Maine Yankee replacement power costs or a total of $1,650,000 for the remaining eleven months of the rate plan.

    With higher winter rates for our commercial and industrial customers and the elimination of the fuel clause, revenues will be higher during the winter months than during the summer months when rates charged to those customers are approximately 25% lower.

4. INCOME TAXES

   A summary of Federal and State income taxes charged to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)".
                                    -7-

                                              (Dollars In Thousands)
                                              Three Months Ended
                                                      March 31,
                                                  1999          1998
   Current income taxes                       $    593       $   293
   Deferred income taxes                           601           474
   Investment credits                              (16)          (18)
      Total income taxes                      $  1,178       $   749

   Allocated to:
   Operating Income                           $  1,144       $   733
   Other income                                     34            16
      Total                                   $  1,178       $   749

   For the three months ended March 31, 1999 and 1998, the effective income tax rates were 40.1% and 40.4%, respectively. The principal reason for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flow through items required by regulation and state income taxes.

   The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of March 31, 1999 and December 31, 1998.
                                              (Dollars in Thousands)
                                              March 31,   December 31,
                                                 1999          1998
      Seabrook                                 $13,646       $13,706
      Property                                   8,578         8,532
      Regulatory expenses                        2,101         2,002
      Deferred fuel                              2,150         2,056
      Pension and postretirement benefits         (877)         (952)
      Other                                        755           468
      Net accumulated deferred income taxes    $26,353       $25,812

5. MAINE YANKEE

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

   The Maine Public Utilities Commission (MPUC) stayed an investigation of the prudency of the shutdown decision and the operation of Maine Yankee prior to the shutdown decision, pending the outcome of Maine Yankee's rate case before the Federal Energy Regulatory Commission (FERC). The MPUC and the Maine Office of the Public Advocate (OPA) are actively participating in the FERC proceeding, as well as 28 municipal and cooperative utilities in New
   England who received               -8-

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

   Since the filing of the FERC rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the OPA, the Company and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations. Those parties participated in settlement discussions that resulted in an Offer of Settlement filed by those parties with the FERC on January 19, 1999. On February 8,
   1999, the FERC Trial Staff recommended that the presiding judge certify the settlement to the FERC and that the FERC approve it.
   Upon approval by the FERC, the settlement would constitute a full settlement of all issues raised in the consolidated FERC proceeding, including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant. A separately negotiated settlement filed with the FERC on February 5, 1999 would resolve the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. On February 24, 1999, the FERC Trial Staff recommended certification and approval of the settlement with the Secondary Purchasers. On March 10,1999, the presiding judge certified to the FERC that both Offers of Settlement were uncontested and joined in the Trial Staff's comments that both were "fair, reasonable and in the public interest".

   The Offer of Settlement provides for Maine Yankee to collect $33.6 million in the aggregate annually, effective January 15, 1998 consisting of: (1) $26.8 million for estimated decommissioning costs, and (2) $6.8 million for ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on the TLG estimate. Under the settlement the amount collected annually could be reduced to approximately $26 million if Maine Yankee is able to (1) use for construction the ISFSI funds
                                    -9-

   held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both would require authorizing legislation in Maine, which Maine Yankee is committed to use its best efforts to obtain.

   The Offer of Settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to certain maximum allowed equity amounts. The Settling Parties also agreed in the proposed settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

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

     The Company believes the Offer of Settlement, including the Maine Agreement, reasonably resolves the issues presented by the parties in the Maine Yankee FERC proceeding. If the Offer of Settlement is approved by the FERC, several significant uncertainties regarding the recovery of Maine Yankee-related costs are eliminated. Although all of the active parties to the proceeding, including the FERC Trial Staff, support or, with respect to certain individual provisions, do not oppose, the Offer of Settlement, the Company cannot predict with certainty whether or in what form the Offer of Settlement will be approved by the FERC.

     With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998, Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation, resulting in a deferral of $303,000 during the first quarter of 1999. As of March 31, 1999, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.8 million, subject to recovery in accordance with the rate plan.

     On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998, Maine Yankee updated its estimate of decommissioning costs based on the Settlement, as discussed above. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of March 31, 1999, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $35.2 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the Settlement.

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

          5) The MPUC shall include in the rates charged by the transmission and distribution utility decommissioning expenses for Maine Yankee. In 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and adjust the stranded cost recovery amounts and related transition charges. However, the MPUC may adjust the amounts at any point in time that they deem appropriate. Since the legislation provides for our recovery of stranded costs by the transmission and distribution company, the Company will continue to recognize existing regulatory assets and plant costs as provided by Emerging Issues Task Force 97-4.

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

    In accordance with EITF 97-4 "Deregulation of the Pricing of Electricity", when the details of the restructuring plan are determined by the MPUC rulemaking, the Company will discontinue application of the Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations", for the retail generation segment of its business. As a result, the Company continues to defer certain costs as regulatory assets in instances where recovery through future regulatory cash flows is anticipated.

    In a February 9, 1999 filing with the MPUC, the Company amended its October 14, 1998 determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's testimony supports its $99.3 million estimate of stranded costs when deregulation occurs on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets, but does not include any benefits from the Company's sale of generating assets. These stranded costs revenue requirements will be reduced by an estimated $19.9 million upon the sale of the Company's generating assets, as discussed further in Note 7, "GENERATING ASSET DIVESTITURE", below.

7.  GENERATING ASSET DIVESTITURE

    On July 7, 1998, the Company and WPS Power Development, Inc. (WPS-
    PDI) signed a purchase and sale agreement for the Company's electric generating assets. WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which is 3.2 times higher than the net book value of the assets. This sale of assets is required by the State's electric industry restructuring law and requires the approvals of the MPUC and the FERC. The gain from the asset sale would reduce stranded costs revenue requirements by $19.9 million.

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

    The basis for this Stipulation is a Products and Service Agreement reached in principal between NB Power, on the one hand, and the Company, HWC, Eastern Maine Electric Cooperative, Inc. and the Van Buren Light and Power District (collectively, "the northern Maine
                                 -14-

    utilities"), on the other (the "P&SA"). Under this Agreement, NB Power agrees to supply: (i) tie-line interruption service, on a firm or non-firm basis, to any northern Maine utility requiring it; (ii) ancillary services to any northern Maine utility; (iii) transmission services through NB to any northern Maine utility at a fixed rate that can be increased only by authorization of the proper NB regulatory authority; and (iv) bona fide offers of energy and capacity and other electric products and service to any customer of any northern Maine utility. It is understood that northern Maine utilities will transfer these services at cost to competitive electricity providers. On April 27,1999, the P&SA was executed by all of the parties.

    In its April 5, 1999 Order, the MPUC approved the Company's sale of its generation assets to WPS-PDI. The MPUC noted that the P&SA "mitigates market power to a significant extent and, as a result, it is reasonable to allow the sale of MPS assets."

    In an April 14, 1999 Order, the Federal Energy Regulatory Commission
    (FERC) authorized the sale of the Company's generating assets concluding that "the proposed transaction is consistent with the public interest." The Company has therefore received all of the major regulatory approvals necessary to permit the transfer of its generating assets to WPS-PDI.

 8. OPEN ACCESS TRANSMISSION TARIFF

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

    On December 22, 1998, the FERC issued its order in this proceeding. Although many of the major issues were not decided in the Company's favor, the Company does not expect the order to have any adverse impact on the Company's financial condition. Based on the FERC order, the Company expects to refund approximately $1.2 million to the customers and has reflected these refunds as liabilities.

 9.  ACCOUNTING PRONOUNCEMENTS

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Based on current business activities, the Company does not expect this pronouncement to have a material impact to the Company's financial reporting.
                                 -15-

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

                  Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic conditions; changes in tax rates, interest rates or rates of inflation; developments in our legislative, regulatory, and competitive environment; and the decommissioning cost of Maine Yankee.

                         Results of Operations

                  Earnings per share and the net income available for common stock for the three months ended March 31, 1999 along with the corresponding information for the previous year are as follows:


                                                Three Months Ended
                                                     March 31,

                                                  1999       1998
                  Earnings per share            $ 1.09    $   .68

                  Net income in thousands       $1,759    $ 1,106

                  For the first quarter of 1999 compared to the same quarter last year, the increase in consolidated earnings per share (EPS) of $.41 is attributable to the following:

                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.        Management's Analysis of Quarterly Income Statements
                  Results of Operations (Continued)

                       Change in EPS - First Quarter of 1999
                         Compared to First Quarter of 1998
                                                               EPS
                                                             Increase
                                                            (Decrease)
               Decrease in operating expenses resulting
                 from the closure of Maine Yankee and
                 changes in net replacement power costs:
                  Capacity Expenses                             $ .35
                  Replacement Power Costs                        (.03)
                                                                  .32

               Increase in retail rates of 3.9% effective
                    2/1/98 and a 2.7% sales increase              .25

               Decreased wheeling expenses due to termination
                   of contract with NB Power                      .26

               Other fuel expense - increased W-S production
                   and increased prices                          (.40)

               Change in other operation & maintenance expenses  (.06)

               Other                                              .04
                  Total                                        $  .41

               The reduction of Maine Yankee capacity expenses increased earnings by $.35 per share. During the first quarter of 1998, Maine Yankee expenses reflected termination benefits to displaced employees and other curtailment costs prior to the beginning of decommissioning. Maine Yankee expenses for the first quarter of 1999 were significantly less than the first quarter of 1998, reflecting decommissioning activities and an insurance refund due to the curtailment of operations. The net increase in Maine Yankee replacement power costs decreased earnings by $.03 per share and reflects the treatment of their expense under the Company's rate plan. The rate plan is discussed in detail in item 3(f) of the Legal Proceedings section. The 3.9% rate increase under the Company's rate plan effective February 1, 1998, and a 2.7% increase in retail sales, resulted in a $.25 increase in earnings per share. A decrease in wheeling expenses due to the termination of the transmission agreement with NB Power for Maine Yankee and Wyman wheeling increased earnings by $.26 per share.

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.        Management's Analysis of Quarterly Income Statements
                  Results of Operations (Continued)

               An increase in other fuel expenses due to price increases and an increase in purchases from the independent power producer, Wheelabrator-Sherman (W/S), reduced earnings by $.40 per share. Under contract, the Company's purchases from W/S are limited to a specific amount over a twelve-month period. Once this limit is obtained, the Company does not purchase any additional output from the facility. Therefore, timing of W/S production can effect earnings comparisons from quarter to quarter. Increases in other operation and maintenance expenses resulted in a net decrease in earnings of $.06 per share.

               Consolidated operating revenues for the quarters ended March 31, 1999 and 1998, are as follows:

                                         1999              1998
(Dollars in Thousands)                $       MWH        $        MWH

Retail                            15,141   134,155    14,472   130,634
Sales for Resale                     558    18,008       540    17,334
Total Primary Sales               15,699   152,163    15,012   147,968
Secondary Sales                    1,875    66,265       457     9,600
Other Revenues/Rev. Adjust.         (105)     -          128      -
Total Operating Revenues          17,469   218,428    15,597   157,568


               Primary sales in the first quarter of 1999 were 152,163 MWH, an increase of 4,195 MWH (2.8%) from sales in the first quarter of 1998. Secondary sales increased by 56,665 MWH, reflecting the return of Houlton Water Company in February, 1999 as a customer to be served by the Company's wholly-owned unregulated marketing subsidiary, Energy Atlantic (EA).

               Retail revenues for the first quarter of 1999 were $15,141,000 compared to $14,472,000 for the same period of 1998, reflecting the 3.9% increase in retail rates effective February 1, 1998 allowed under the Company's rate plan and the 2.7% increase in retail sales noted above. The $1,418,000 increase in secondary sales to $1,875,000 for the first quarter of 1999 is a result of the increase in sales noted above.

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.        Management's Analysis of Quarterly Income Statements
                  Results of Operations (Continued)

               For the quarters ended March 31, 1999 and 1998, total operating expenses were $14,980,000 and $13,739,000, respectively. The changes in operating expenses and energy sources are as follows:


                                                Increase/(Decrease)
                  (Dollars in Thousands)            $         MWH
                  Purchased Power Expenses
                  Maine Yankee                    (1,019)        -
                  Wheelabrator-Sherman              (118)     3,759
                  NB Power                           172    (16,596)
                  Northeast Empire                 1,031     30,551
                  Other Purchases                    620     32,882
                  Deferred Fuel - MY Replacement     687        -
                                                   1,373     50,596
                  Generating Expenses                126     12,069
                  Other Operation & Maint. Expenses (606)
                  Depreciation                       (58)
                  Amortization                       (17)
                  Income Taxes                       411
                  Taxes Other than Income             12
                              Total                1,241     62,665

                  Purchases from Northeast Empire increased by 30,551 MWH, while other purchases increased by 32,882 MWH. Since February, 1998 and continuing until March 1, 2000, Northeast Empire has provided Maine Yankee replacement power. The total increase of 62,665 MWH reflect the additional retail and secondary sales. The Company's share of Maine Yankee capacity expenses decreased by $1,019,000 as previously discussed. Wheelabrator-Sherman purchased power expenses decreased by $118,000, due to the reduced price under the amended Power Purchase Agreement (PPA), partially offset by the 3,759 MWH increase in production. Deferred fuel expense increased $687,000 as a result of the application of the Wheelabrator-Sherman savings in the first quarter of 1999, as mentioned above, in accordance with the January, 1998 rate stipulation discussed further in Note 5 of the Notes to Consolidated Financial Statements, "Maine Yankee".

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.        Management's Analysis of Quarterly Income Statements
                  Results of Operations (Continued)

               Hydro production was 200.9% and 182.4% of normal in the first quarters of 1999 and 1998, respectively, reflecting an increase of 3,445 MWH. Generating expenses increased by $126,000 because of increased operation at Wyman No. 4. Other operation and maintenance expenses decreased by $606,000 because of the termination of a wheeling contract with NB Power.

                              Financial Condition

               Net cash flows from operating activities were $2,227,000 for the first quarter of 1999. For the period, the Company invested $632,000 in electric plant, paid $404,000 in dividends and used $25,000 to reduce long-term debt. Final financing costs of $6,000 were paid related to the issuance of Fame's $11,540,000 Taxable Electric Rate Stabilization Revenue Notes on behalf of the Company in 1998. Short-term borrowings decreased by $1,300,000 because of the cash flows from operations.

               For the first quarter of 1998, net cash flows from operating activities were $817,000. For the period, the Company invested $482,000 in electric plant, paid $809,000 in dividends and used $25,000 to reduce long-term debt. Short-term borrowings were increased by $500,000 for working capital and construction requirements.

                                                             Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.        Management's Analysis of Quarterly Income Statements
                  Results of Operations (Continued)

               Year 2000 Issues

               The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits would recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failure or miscalculations. The Company conducted an assessment of its computer systems, including embedded chip technology, to determine the potential technical and economic impact which the Year 2000 issues might have on the Company, its systems and its business operations. The Company is currently rewriting the computer application systems responsible for billing to meet the electric industry restructuring requirements and is incorporating changes that achieve Year 2000 compliance. If these new systems are not functional by December 31, 1999, the current systems will continue to be used with a minor alteration to achieve Year 2000 compliance. The Company also reviewed its other mission critical systems in order to identify Year 2000 remediation or renovation measures needed for those systems and intends to complete necessary modifications, renovations and testing of these mission critical systems by July 1, 1999. The compliance plans and implementation and testing milestones are based on the Company's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other known factors. In addition to the review of internal systems, the Company is requesting assurances of Year 2000 compliance from third parties upon whom the Company relies. The responses are being reviewed and concerns of noncompliance are being addressed. The Company is attempting to obtain responses and prepare contingency plans, where necessary, no later than July
               1, 1999.








                                 -21-
                                                            Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.     Management's Analysis of Quarterly Income Statements
                  Results of Operations (Continued)

               As of March 31, 1999, the Company has incurred approximately $24,000 of internal labor for review and testing which has not revealed material system modifications necessary to obtain Year 2000 compliance for mission critical systems, other than the changes necessary for electric industry restructuring discussed above. However, $50,000 has been budgeted in 1999 for external expenditures for unforeseen modifications to achieve Year 2000 compliance for mission critical technology.

               The assessment phase of the Year 2000 compliance project is essentially complete and the Company is identifying risks and most reasonable likely worse case scenarios specific to the Year 2000 non-compliance by the Company and third-party sources.
               For example, for every day of a Company-wide shutdown, the Company would lose approximately $187,000 in revenues. The Company will develop approximate plans or these risks no later than July 1, 1999, as mentioned above. Although all reasonable and available efforts will be made, the Company cannot predict the ultimate achievement of Year 2000 compliance due to its reliance on systems and third-parties outside the Company's control.

                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings

    (a)   Restructuring of Maine's Electric Utility Industry.

          In the Company's Form 10-K's for December 31, 1996, 1997 and 1998 the Company described electric utility restructuring efforts in Maine, including the Maine Public Utilities Commission's (MPUC) recommendation to the legislature. After months of hearings and deliberations, the Maine legislature passed L.D. 1804, "An Act to Restructure the State's Electric Industry", which the Governor signed into law on May 29, 1997.

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

                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

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

          By the end of 1999, the MPUC will have estimated the stranded costs for the Company and the manner for the collection of these costs by the transmission and distribution company. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees. In a February, 1999 MPUC filing, the Company estimated its stranded costs to be approximately $99.3 million, based on market power estimates beyond 2000 and regulatory treatment of

                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings - continued

          the Company's remaining Seabrook investment, but does not include any benefits from the Company's sale of generating assets. The MPUC shall include in the rates to be charged by the transmission and distribution utility decommissioning expenses for Maine Yankee. In 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and revaluate the stranded cost recovery.

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







                                 -25-
                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings - continued

               d) the distribution company and its unregulated affiliated provider of retail electric power must keep separate books of accounts and records; and

               e) the distribution company cannot condition or tie the provision of any regulated service to the provision of any service provided by the unregulated affiliated provider of electricity.

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





                                 -26-
                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings - continued

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

          On December 10, 1998, the MPUC issued a bench analysis concerning certain aspects of the manner in which the Company structured the proposed sale with WPS-PDI. Principal among these concerns were whether the Company should withdraw from the proposed sale its interest in Wyman Unit No. 4 and attempt to sell this asset independently in the New England markets and whether the Company should retain title to approximately 12 MW of diesel capacity. The Company addressed these concerns in rebuttal testimony filed on January 19, 1999 and at a hearing on February 2, 1999.

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

          The basis for this Stipulation is a Products and Service Agreement reached in principal between NB Power, on the one hand, and the Company, HWC, Eastern Maine Electric Cooperative, Inc. and the Van Buren Light and Power District (collectively, "the northern Maine utilities"), on the other (the "P&SA"). Under this Agreement, NB Power agrees to supply: (i) tie-line interruption service, on a firm or non-firm basis, to any northern Maine utility requiring it; (ii) ancillary services to any northern Maine utility; (iii) transmission services through NB to any northern Maine utility at a fixed rate that can be increased only by authorization of the proper NB regulatory authority; and (iv) bona fide offers of energy and capacity and other electric products and service to any customer of any northern Maine utility. It is understood that northern Maine utilities will transfer these services at cost to competitive electricity providers.
                                 -27-

                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings - continued


          On April 27, 1999, the P&SA was executed by all of the parties.

          On April 5, 1999, the MPUC approved the Company's sale of its generation assets to WPS-PDI. The MPUC based its approval on a Products and Service Agreement (P&SA) reached in principal between NB Power and the Company, Houlton Water Company, Eastern Maine Electric Cooperative, Inc. and the Van Buren Light and Power District. The MPUC noted that the P&SA "mitigates market power to a significant extent and, as a result, it is reasonable to allow the sale of MPS assets."

          In the Company's April 9, 1999 Form 8-K announcing the MPUC's approval, a misunderstanding was reported on some terms of the P&SA. That misunderstanding has now been resolved and all of the parties have executed to P&SA.

          In an April 14, 1999 Order, the Federal Energy Regulatory Commission (FERC) authorized the sale of the Company's generating assets concluding that "the proposed transaction is consistent with the public's interest." The Company has therefore received all of the major regulatory approvals necessary to permit the transfer of its generating assets to WPS-PDI.

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











                                 -28-
                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings - continued

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

          Faced with these conclusions, the Report opined that "[t]he question of whether retail choice in northern Maine should be postponed must be confronted." The Report concluded, however, that postponement should be a last resort and that other "less drastic remedies" should be attempted first. The Report specified certain of these remedies:

          (i) regarding NB Power's dominance of the northern Maine market, the Report proposed that NB Power contract with northern Maine T&D companies to provide transmission service at a fixed, non-discriminatory rate;

          (ii) regarding the lack of firm energy over the MEPCO line, the Report proposed that NB Power should contract with the northern Maine utilities to provide ancillary and so-called tie-line interruption service, which would effectively remove the south-to-north constraint on the MEPCO line; and








                                 -29-
                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings - continued

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





                                 -30-
                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings - continued

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


          (f) Maine Public Service Company Investigation of Stranded Costs, Transmission and Distribution Utility Revenue Requirements and Rate Design, Docket No. 98-577

               On October 14, 1998, and subsequently amended on February 9, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate






                                 -31-
                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings - continued

               design with the MPUC. The Company's testimony supports its $99.3 million estimate of stranded costs when deregulation occurs on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. These stranded costs revenue requirements will be reduced by an estimated $19.9 million should the sale of the Company's generating assets be approved by the MPUC, discussed further in item
               (b) above. The Company's proposed annual revenue requirements supported in the filings would be approximately $32.2 million: $19.8 million for transmission and distribution and $12.4 million for stranded investment.

               Reference is made to the Company's Form 10-K for December 31, 1996 where the Company's rate stabilization plan approved by the Maine Public Utilities Commission (MPUC) (Docket No. 95-052) in November, 1995 is described. In addition, the Company's Form 10-K for December 31, 1998, describes a January, 1998 Stipulation approved by the MPUC in Docket No.97-830, which established the rate increase beginning February 1, 1998 and the minimum rate increase effective February 1, 1999. The Stipulation also prescribes that the savings from the restructured Wheelabrator-Sherman (W-S) Power Contract would offset Maine Yankee replacement power costs. For the final year of the rate plan beginning February 1, 1999, the Company filed on November 13, 1998, with the MPUC for a 6.4% increase. The Company also stated that it would forego part or all of this 1999 increase if the sale of its generating assets was allowed to go forward. On December 15, 1998, the MPUC granted the Company's request to defer the increase to April 1, 1999, as well as extend the rate plan by one month to February 29, 2000, to coincide with the start of retail competition in Maine.








                                 -32-
                                                            Form 10-Q
                    PART II.  OTHER INFORMATION

Item 3.   Legal Proceedings - continued

               In its April 6, 1999 Order, the MPUC approved a March 25, 1999 Stipulation between the Office of the Public Advocate (OPA) and the Company. Under this Stipulation, customer rates will not increase on April 1, 1999, if the MPUC approved the sale of the Company's generation assets as described in Item 5(c) above. The approval of the Stipulation also resolved certain issues associated with the treatment of capacity cost savings from the closure of Maine Yankee under the Company's rate stabilization plan.

               The principal provisions are as follows:

               1) The Company is entitled to a 3.66% specified rate increase as of April 1, 1999. Rather than increase customer rates, the Company will recognize the revenues that this increase would have generated and, correspondingly, record a deferred asset on the Company's books of account. The parties to the Stipulation also agreed to recommend the use in rates of available value from the asset sale corresponding with the specified rate increase once the MPUC determines the Company's allowed stranded cost recovery in Docket No. 98-577, Public Utilities Commission, Investigation of Stranded Costs, Transmission and Distribution Utility, Revenue Requirements and Rate Design of Maine Public Service Company.

               2) The Stipulation also resolves a dispute over the determination of Maine Yankee replacement power costs. The Stipulation allows the Company to continue to recognize and defer Maine Yankee replacement power costs on an energy-only basis, offset by Wheelabrator-Sherman contract restructuring savings, through the end of the rate plan. The Company agreed to begin amortizing on April 1, 1999, Maine Yankee replacement power costs in the amount of $150,000 per month or a total of $1,650,000 for the remaining eleven months of the rate plan.

               3) With the Commission's approval of the generation asset sale, the parties agreed that the Company would not increase retail rates on April 1, 1999, to reflect any increase under the Maine Yankee replacement power provisions of the rate plan. Any Maine Yankee deferred replacement costs will be deferred, and, beginning on March 1, 2000, will be offset by a corresponding amount of available value as allowed in Docket No. 98-577.

                                 -33-

                                                             Form 10-Q
                      PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b) A Form 8-K was filed on: January 27, 1999, under item 5, Other Events; April 9, 1999, under item 5, Other Events and April 28, 1999, under item 5, Other Events.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MAINE PUBLIC SERVICE COMPANY
                                          (Registrant)

Date:  May 12, 1999                 By: /s/  Larry E. LaPlante
                                       Larry E. LaPlante
                                       Vice President Finance,
                                       Administration and Treasurer



















                                 -34-

\TEXT>
/DOCUMENT>