Form 10-Q
period 1999-06-30
MAINE PUBLIC SERVICE CO
filed 1999-08-13
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                     FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934


 For Quarter Ended      June 30, 1999           Commission File No.    1-3429


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



                                                                 Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter and six months ended June 30, 1999, and for the corresponding period of the preceding year; a consolidated balance sheet as of June 30, 1999, and as of December 31, 1998, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 1999, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at June 30, 1999 and December 31, 1998, and the results of their operations for the three and six months ended June 30, 1999 and their cash flows for the six months ended June 30, 1999, and for the corresponding period of the preceding year.






























                                 -2-

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in Thousands Except Per Share Amounts)

                                      Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       1999       1998      1999     1998


Operating Revenues                   $16,423    $13,243    $33,892  $28,840
Operating Expenses
   Purchased Power                     9,304      7,389     18,402   15,114
   Other Operation and Maintenance     3,546      3,235      6,851    7,020
   Depreciation                          630        658      1,231    1,317
   Amortization                          376        401        761      803
   Taxes Other Than Income               403        379        850      814
   Provision for Income Taxes            530        290      1,674    1,023
        Total Operating Expenses      14,789     12,352     29,769   26,091
Operating Income                       1,634        891      4,123    2,749
Other Income (Deductions)
   Equity in Income of Associated
        Companies                         88        127        365      253
   Allowance for Equity Funds Used During
      Construction                        12          8         22       15
   Provision for Income Taxes           (113)       (27)      (147)     (43)
   MY Replacement Power Carrying Charges  66         68        135      124
   Other - Net                            10        (28)       (70)     (12)
Total                                     63        148        305      337
Income Before Interest Charges         1,697      1,039      4,428    3,086
Interest Charges
   Long-Term Debt and Notes Payable      992      1,021      1,971    1,966
   Less Allowance for Borrowed Funds
     Used During Construction             (7)        (4)       (14)      (8)
Total                                    985      1,017      1,957    1,958
Net Income Available for Common Stock    712         22     $2,471   $1,128

Average Shares Outstanding (000's)     1,617      1,617      1,617    1,617
Basic Earnings Per Share of
        Common Stock                   $0.44      $0.01      $1.53    $0.70
Dividends Declared per Common Share    $0.25      $0.25      $0.50    $0.50



The accompanying notes are an integral part of these financial statements.








                                     -3-
MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
                                       June 30, 1999     December 31, 1998
                   ASSETS                (Unaudited)
Utility Plant
   Electric Plant in Service               $71,442         $101,211
   Less Accumulated Depreciation            33,863           51,585
      Net Electric Plant in Service         37,579           49,626
   Construction Work-in-Progress             2,445            1,014
        Total                               40,024           50,640
Investment in Associated Companies
   Maine Yankee Atomic Power Company         3,887            3,979
   Maine Electric Power Company, Inc.          476              241
        Total                                4,363            4,220
        Net Utility Plant and Investments   44,387           54,860
Current Assets
   Cash and Cash Equivalents                29,580            1,454
   Deposits for Interest and Dividends         478              477
   Deposits with Trustee-Asset Sale          7,938                0
   Accounts Receivable - Net                 6,279            5,856
   Unbilled Base Revenue                     1,280            1,892
   Deferred Fuel and Purchased Energy        1,887              687
   Current Deferred Income Taxes                 0               31
   Inventory                                 1,124            1,037
   Prepayments                                 416              521
      Total                                 48,982           11,955
Other Assets
   Restricted Investment                     2,399            2,817
   Uncollected Maine Yankee Decommissioning
        Costs                               33,925           36,037
   Recoverable Seabrook Costs               24,163           24,875
   Regulatory Asset - SFAS 109 & 106        11,092           11,886
   Deferred Fuel and Purchased Energy        9,003            9,618
   Regulatory Asset - Power Purchase
        Agreement Restructuring              8,706            8,706
   Other                                     2,858            3,541
      Total                                 92,146           97,480
Total Assets                              $185,515         $164,295
         CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                         $13,071          $13,071
      Paid-in Capital                           38               38
      Retained Earnings                     29,201           27,539
      Treasury Stock, at cost               (5,714)          (5,714)
         Total                              36,596           34,934
      Long-Term Debt (less current
        maturities)                         45,890           45,915
Current Liabilities
   Long-Term Debt Due Within One Year        1,275            1,275
   Notes Payable                             6,000            8,100
   Accounts Payable                          4,727            4,671
   Current Deferred Income Taxes               552                0
   Dividends Declared                          404              404
   Customer Deposits                            17               24
   Interest and Taxes Accrued               11,565            1,029
      Total                                 24,540           15,503
Deferred Credits
   Uncollected Maine Yankee
        Decommissioning Costs               33,925           36,037
   Deferred Income Tax                      21,191           25,812
   Investment Tax Credits                      306              578
   Deferred Revenues                             0            1,170
   Deferred Gain & Related Accounts-
        Generating Asset Sale               18,112                0
   Miscellaneous                             4,955            4,346
      Total                                 78,489           67,943
Total Capitalization and Liabilities      $185,515         $164,295

The accompanying notes are an integral part of these financial statements.

                                    -4-

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES
Statements of Consolidated Cash Flows
(Unaudited)
(Dollars in Thousands)
                                                      Six Months Ended
                                                           June 30,
                                                       1999         1998
Cash Flow From Operating Activities
   Net Income                                         $2,471       $1,128

Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operations
   Depreciation                                        1,231        1,317
   Amortization                                          779          822
   Income on Tax Exempt Bonds-Restricted Funds           (11)         (51)
   Deferred Income Taxes - Net                         1,033          542
   AFUDC                                                 (36)         (23)
   Change in Deferred Fuel & Purchased Energy            574       (1,711)
   Change in Deferred Regulatory and Debt Issuance Costs 177          258
   Change in Deferred Regulatory Asset - Power Purchase
        Restructuring                                      0       (8,706)
   Change in Deferred Revenues                        (1,170)         133
   Change in Benefit Obligation                          337          422
   Change in Current Assets and Liabilities           (2,191)       1,911
   Other                                                (417)        (233)
Net Cash Flow Provided (Used) By Operating Activities  2,777       (4,191)

Cash Flow From Financing Activities
   Dividend Payments                                    (809)      (1,213)
   FAME Financing Costs                                   (5)        (529)
   Deposit - FAME Capital Reserve Fund                     0       (2,378)
   Deposit with Trustee - Asset Sale Proceeds         (7,938)           0
   Issuance of Long Term Debt                              0       11,540
   Drawdown of Tax Exempt Bonds Proceeds                 428          593
   Retirements on Long-Term Debt                         (25)      (2,905)
   Short-Term Borrowings (Repayments), Net            (2,100)         400
Net Cash Flow Provided (Used) In Financing Activities(10,449)       5,508

Cash Flow From Investing Activities
   Proceeds from Sale of Generating Assets            37,547            0
   Investment in Electric Plant                       (1,749)      (1,387)
 Net Cash Provided (Used) For Investment Activities   35,798       (1,387)

Increase (Decrease) in Cash and Cash Equivalents      28,126          (70)
Cash and Cash Equivalents at Beginning of Year         1,454        2,071
Cash and Cash Equivalents at End of Period           $29,580       $2,001

Change in Current Assets and Liabilities Providing (Utilizing)
   Cash From Operating Activities
      Accounts Receivable                              ($473)        $720
      Unbilled Revenue                                   612          448
      Deferred Maine Yankee Replacement Power Costs   (1,200)          16
      Inventory                                         (136)         (49)
      Prepayments                                     (1,509)       1,748
      Accounts Payable & Accrued Expenses                522         (963)
      Other Current Liabilities                           (7)          (9)
   Total Change                                      ($2,191)      $1,911

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                           $1,999       $1,799
   Income Taxes                                       $2,242      ($1,628)

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

    During the quarter ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards (FAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", which became applicable as a result of the start-up of Energy Atlantic. Segment reporting has been presented below for the current period only since historically there had not been separate reportable segments. The accounting policies of the segments are the same as those described in
    Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES". The Company provides certain administrative support services to Energy Atlantic, which are billed to that entity at cost based on a combination of direct charges and allocations. The Company is organized on the basis of products and services. The Company's reportable segments include the electric utility portion of the business, consisting of Maine Public
                                    -6-

    Service Company and Maine and New Brunswick Electrical Power Company, Limited (MPS), and the energy marketing portion of the business, consisting of Energy Atlantic (EA).

                   Three Months Ended 6/30/99     Six Months Ended 6/30/99
                                    (Dollars in Thousands)
                                       Total                       Total
                       EA      MPS    Company        EA     MPS   Company

Operating Revenues  $ 2,863  $ 13,560 $ 16,423    $ 4,324 $29,568 $33,892
Operations & Maintenance
Expense               2,792    11,467   14,259      4,339  23,756  28,095
Taxes                    27       503      530         (7)  1,681   1,674
Total Operating
   Expenses           2,819    11,970   14,789      4,332  25,437  29,769
Operating Income (Loss)  44     1,590    1,634         (8)  4,131   4,123
Other Income &
   Deductions             2        61       63          2     303     305
Income (Loss) Before
Interest Charges         46     1,651    1,697         (6)  4,434   4,428
Interest Charges          4       981      985          6   1,951   1,957
Net Income (Loss)   $    42  $    670 $    712    $   (12)$ 2,483 $ 2,471
Total Assets as of
June 30, 1999       $   872  $184,643 $185,515


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

    Principal provisions of the Stipulation are as follows:
        a) The Company is entitled to a 3.66% specified rate increase as of April 1, 1999. Rather than increasing customer rates, the Company will recognize the revenues related to this rate increase, and recognize a corresponding deferred asset, approximately $410,000 through June 30, 1999. The parties to the Stipulation agreed to recommend that the deferred gain from the asset sale be reduced in an amount corresponding to the specified rate increase which will be addressed by the MPUC's determination of allowed stranded cost recovery.
        b) The Company agreed to begin amortizing on April 1, 1999, an additional $150,000 per month of Maine Yankee replacement power costs or a total of $1,650,000 for the remaining eleven months of the rate plan.

    With higher winter rates for our commercial and industrial customers

                                    -7-

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
                                        (Dollars In Thousands)
                              Three Months Ended      Six Months Ended
                                  June 30,              June 30,
                                1999    1998           1999     1998
    Current income taxes     $  4,153     $   231    $ 4,746  $   524
    Deferred income tax        (3,495)        103     (2,894)     577
    Investment credits            (15)        (17)       (31)     (35)
    Total income taxes       $    643     $   317    $ 1,821  $ 1,066

    Allocated to:
    Operating Income         $    530     $   290    $ 1,674  $ 1,023
    Other income                  113          27        147       43
      Total                  $    643     $   317    $ 1,821  $ 1,066

    For the six months ended June 30, 1999 and 1998, the effective income tax rates were 42.4% and 48.6%, respectively. The principal reason for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flow through items required by regulation and state income taxes. Current income taxes recorded on the Company's deferred gain from the generating asset sale are offset by corresponding deferred income taxes. Income taxes have not been provided on the subsidiary's portion of the generating asset sale. The subsidiary's taxes will be recognized when the subsidiary is liquidated and the deferred gain is recognized as income.

    The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of June 30, 1999 and December 31, 1998.
                                              (Dollars in Thousands)
                                               June 30,   December 31,
                                                  1999          1998
    Seabrook                                   $13,587       $13,706
    Property                                     6,246         8,532
    Regulatory expenses                          3,568         2,002
    Deferred fuel                                  691         2,056
    Pension and postretirement benefits           (935)         (952)
    Generating asset sale                       (2,748)          -
    W-S up-front payment                         1,456           -
    Other                                         (195)          468
    Net accumulated deferred income taxes      $21,670       $25,812

                                    -8-
5.  MAINE YANKEE

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

    Since the filing of the FERC rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate (OPA), the Company and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations which resulted in a settlement agreement filed by those parties with the FERC on January 19, 1999. A separate negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlement constitutes a full settlement of all issues raised in the consolidated FERC proceeding including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

    The primary settlement provides for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Under the approved settlement the amount collected annually is to be reduced to approximately $24.4 million as a result of legislation allowing Maine Yankee to (1) use for construction the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Both required authorizing legislation in Maine, which was adopted on May 13, 1999.

                                    -9-

    The settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed in the settlement not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

    As a separate part of the settlement, the Company, Central Maine Power Company, and Bangor Hydro-Electric Company (the other two Maine owners of Maine Yankee), the MPUC Staff, and the OPA entered into a further agreement resolving retail rate issues and other issues specific to the Maine parties, including those that had been raised concerning the prudence of the operation and shutdown of the Plant (the "Maine Agreement"). Under the Maine Agreement, the Company would continue to recover its Maine Yankee costs in accordance with its most recent Rate Stabilization Plan ("RSP") order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that the Company has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the RSP.

    Finally, a major provision of the Maine Agreement requires the Maine owners, for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of that maximum amount would be $4.1 million for the period. The Maine Agreement, which was approved by the MPUC on December 22, 1998, also sets forth the methodology for calculating such replacement power costs.

    With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998, Maine Yankee replacement power costs have been offset by net savings from the restruct-ured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation. Beginning in April, 1999 the Company began amortizing an additional $150,000 per month as part of the stipulation described in Note 3, "IMPLEMENTATION OF MULTI-YEAR RATE PLAN", of this Form 10-Q. This treatment resulted in a $406,000 net decrease of the deferral during the second quarter of 1999. As of June 30, 1999, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.4 million, subject to recovery in accordance with the rate plan.

                                   -10-
    On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998 and again in June, 1999, Maine Yankee updated its estimate of decommissioning costs based on the Settlement, as discussed above. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of June 30, 1999, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $33.9 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the Settlement.

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


                                   -11-

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

        5) The MPUC shall include in the rates charged by the transmission and distribution utility decommissioning expenses for Maine
            Yankee. In 2003 and every three years thereafter until the stranded costs are recovered, the MPUC shall review and adjust the stranded cost recovery amounts and related transition charges. However, the MPUC may adjust the amounts at any point in time that they deem appropriate. Since the legislation provides for our recovery of stranded costs by the transmission and distribution company, the Company will continue to recognize existing regulatory assets and plant costs as provided by Emerging Issues Task Force 97-4 "Deregulation of the Pricing of Electricity".

        6) Employees, other than officers, displaced as a result of retail competition will be entitled to certain severance benefits and retraining programs. These costs will be recovered through charges collected by the regulated transmission and distribution company.
                                   -12-
    The MPUC will conduct several rulemaking proceedings associated with the new restructuring law. The Company is presently reviewing its business operations and the opportunities that the new restructuring law presents.

    In accordance with EITF 97-4, when the details of the restructuring plan are determined by the MPUC rulemaking, the Company will discontinue application of the Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations", for the retail generation segment of its business. As a result, the Company continues to defer certain costs as regulatory assets in instances where recovery through future regulatory cash flows is anticipated.

    In an August 11, 1999 filing with the MPUC, the Company amended its February 9, 1999 determination of stranded costs, transmission and distribution costs and rate design with the MPUC. After application of available value from the generating asset sale, the Company estimates stranded costs of $76.5 million. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

7.  GENERATING ASSET DIVESTITURE

    On July 7, 1998, the Company and WPS Power Development, Inc. (WPS-PDI) signed a purchase and sale agreement for the Company's electric generating assets. WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which is 3.2 times higher than the net book value of the assets. This sale of assets is required by the State's electric industry restructuring law and required the approvals of the MPUC and the FERC.

    On June 8, 1999, after receiving all of the major regulatory approvals, the Company completed the sale to WPS-PDI for $37.4 million. The Company's 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying $13.8 million (U.S.) in Canadian, Federal and State income taxes, the remaining proceeds will be used to reduce the Company's debt. The gain from the sale is currently deferred, pending the Maine Public Utilities Commission's (MPUC) decision on the Company's determination of stranded costs, transmission and distribution costs and rate design. The components of the deferred gain, prior to liquidation of the Company's subsidiary, are as follows:

                         (Dollars in Millions)
               Gross proceeds                   $37.5
               Settlement adjustments             (.1)
               Net proceeds                      37.4
               Net book value                   (11.0)
               Taxes                            (10.0)
               Transition costs, net             (2.2)
               Deferred gain, net of tax        $14.2

    Upon formal liquidation of the subsidiary, approximately $14.1 million of the proceeds will be transferred to the first mortgage trustee for paydown of long-term debt.

    As part of the generating asset sale on June 8, 1999, the Company has entered into two indemnity obligations with the purchaser, WPS-PDI.
    First, the Company will be liable, with certain limitations, for certain Aroostook River flowage damage. This liability will continue for ten years after the sale and shall not exceed $2,000,000 in the aggregate. Second, the Company has warranteed the condition of the sites sold to WPS-PDI, with an aggregate limit of $3,000,000 for two years after the date of sale, and five years after the sale for environmental claims. The Company is unaware of any pending claims under either of these indemnity obligations.

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

    On December 22, 1998, the FERC issued its order in this proceeding. Although many of the major issues were not decided in the Company's favor, the order did not have an adverse impact on the Company's financial condition. Based on the FERC order, the Company refunded approximately $1.2 million to the customers on May 20, 1999, which had already been reflected as a liability.

 9. ACCOUNTING PRONOUNCEMENTS

    In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It requires companies to record derivatives on their balance sheet at their fair value depending on the intended use of the derivative. The new standard applies to all entities and the original effective date was June 15, 1999. On May 19,1999, the FASB determined that the implementation of the statement should be delayed for one year. Based on current business activities, the Company does not expect this pronouncement to have a material impact to the Company's financial reporting.

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

                           Results of Operations

        Earnings per share and the net income available for common stock for the three months ended June 30, 1999 along with the corresponding information for the previous year are as follows:


                                             Three Months Ended
                                                  June 30,

                                               1999       1998
                Earnings per share            $ .44     $  .01

                Net income in thousands       $ 712     $   22

        For the second quarter of 1999 compared to the same quarter last year, the increase in consolidated earnings per share (EPS) of $.43 is attributable to the following:

                                                                 Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 2.  Management's Analysis of Quarterly Income Statements

         Results of Operations (Continued)

                      Change in EPS - Second Quarter of 1999
                        Compared to Second Quarter of 1998

                                                               EPS
                                                            Increase

         Increase in retail revenues due to rate
              stipulations and a 1.8% sales increase          .26

         Other fuel expense                                   .08

         Decreased wheeling expenses due to termination
               of contract                                    .04

         Net decrease in operating expenses resulting
               from the closure of Maine Yankee               .03

         Other                                                .02

                Total                                      $  .43

         Retail revenues increased due to rate stipulations and a 1.8% increase in retail sales, resulting in a $.26 increase in earnings per share. The decrease in other fuel expenses reflects a decrease in purchases from the independent power producer, Wheelabrator-Sherman (W/S), favorable prices, offset by lower than normal hydro resulting in an increased in earnings of $.08 per share. Under contract, the Company's purchases from W/S are limited to a specific amount over a twelve-month period. Once this limit is obtained, the Company does not purchase any additional output from the facility. Therefore, timing of W/S production can affect earnings comparisons from quarter to quarter. A decrease in wheeling expenses due to the termination of the transmission agreement increased earnings by $.04 per share. The reduction of Maine Yankee operating and replacement power expenses resulted in a net increase in earnings of $.03 per share.

                                                                 Form 10-Q
                      PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

        Results of Operations (Continued)

        Consolidated operating revenues for the quarters ended
        June 30, 1999 and 1998, are as follows:

                                        1999                 1998
(Dollars in Thousands)               $         MWH         $        MWH

Retail                            11,893   121,376      11,589    119,180
Sales for Resale                     394    10,902         436     11,941
Total Primary Sales               12,287   132,278      12,025    131,121
Secondary Sales                    3,600   134,656         965     32,859
Other Revenues/Rev. Adjust.          536      -            253        -
Total Operating Revenues          16,423   266,934      13,243    163,980

        Primary sales in the second quarter of 1999 were 132,278 MWH, an increase of 1,157 MWH (.9%) from sales in the second quarter of 1998. Secondary sales increased by 101,797 MWH, reflecting the return of Houlton Water Company in February, 1999 as a customer of the Company's wholly-owned unregulated marketing subsidiary, Energy Atlantic (EA).

        Retail sales to customers for the second quarter of 1999 were $11,893,000 compared to $11,589,000 for the same period of 1998, reflecting the 1.8% increase in retail sales noted above. The $2,635,000 increase in secondary sales to $3,600,000 for the second quarter of 1999 is a result of the increase in sales noted above.

                                                                 Form 10-Q
                      PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

        Results of Operations (Continued)

        For the quarters ended June 30, 1999 and 1998, total operating expenses were $14,789,000 and $12,352,000, respectively. The changes in operating expenses and energy sources are as follows:


                                                       Increase/(Decrease)
                  (Dollars in Thousands)                  $         MWH
                  Purchased Power Expenses
                  Maine Yankee                           (516)        -

                  Wheelabrator-Sherman                   (487)    (4,799)
                  NB Power                              1,004     35,295
                  Northeast Empire                         37      1,079
                  Other Purchases                       1,443     74,260
                  Deferred Fuel - amortization            434        -
                                                        1,915    105,835
                  Generating Expenses                      49      1,989
                  Other Operation & Maint. Expenses       262
                  Depreciation                            (28)
                  Amortization                            (25)
                  Income Taxes                            241
                  Taxes Other than Income                  23
                                          Total         2,437    107,824

        Purchases from NB Power increased 35,295 MWH and other purchases increased by 74,260 MWH because of the increase in power marketing activities classified as secondary sales. Purchases from Northeast Empire increased by 1,079 MWH. Since February, 1998 and continuing until March 1, 2000, Northeast Empire has provided Maine Yankee replacement power. The total increase of 107,824 MWH reflects the additional retail and secondary sales. The Company's share of Maine Yankee capacity expenses decreased by $516,000 as previously discussed. Wheelabrator-Sherman purchased power expenses decreased by $487,000, due to the reduced price under the amended Power Purchase Agreement
        (PPA). Deferred fuel expense increased $434,000 as a result of the additional $150,000 per month amortization of Maine Yankee replacement power beginning in April, 1999, as discussed further in Note 5 of the Notes to Consolidated Financial Statements, "Maine Yankee".

        Hydro production was 71.6% and 80.5% of normal in the second quarters of 1999 and 1998, respectively, reflecting a decrease of 5,494 MWH. Generating expenses increased by $49,000 because of increased operation at Wyman No. 4. Other operation and maintenance expenses increased by $262,000 because of increased medical and regulatory expenses.

                                                                 Form 10-Q
                      PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

        Results of Operations (Continued)

                                 Asset Sale
        On June 8, 1999, after receiving all of the major regulatory approvals, the Company completed the sale of the generating assets to WPS-PDI for $37.4 million. The Company's 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying $13.8 million (U.S.) in Canadian, Federal and State income taxes, the remaining proceeds will be used to reduce the Company's debt. The gain from the sale is currently deferred, pending the MPUC's decision on the Company's determination of stranded costs, transmission and distribution costs and rate design. The components of the deferred gain, prior to liquidation of the Company's subsidiary, are as follows:

                                (Dollars in Millions)
                    Gross proceeds              $  37.5
                    Settlement adjustments          (.1)
                    Net proceeds                   37.4
                    Net book value                (11.0)
                    Taxes                         (10.0)
                    Transition costs, net          (2.2)
                    Deferred gain, net of tax    $ 14.2

        Upon formal liquidation of the subsidiary, approximately $14.1 million of the proceeds will be transferred to the first mortgage trustee for paydown of long-term debt.

        As part of the generating asset sale on June 8, 1999, the Company has entered into two indemnity obligations with the purchaser, WPS-PDI. First, the Company will be liable, with certain limitations, for certain Aroostook River flowage damage. This liability will continue for ten years after the sale and shall not exceed $2,000,000 in the aggregate. Second, the Company has warranteed the condition of the sites sold to WPS-PDI, with an aggregate limit of $3,000,000 for two years after the date of sale, and five years after the sale for environmental claims. The Company is unaware of any pending claims under either of these indemnity obligations.

                                 Liquidity
        Net cash flows from operating activities were $2,776,000 for the first six months of 1999. The Company received $37,547,000, adjusted for closing items, from the sale of its generating assets, with $7,938,000 required to be deposited with the first mortgage trustee. The Company drew down $428,000 from the trustee of the tax-exempt revenue bond proceeds based on qualifying property. For the period, the Company invested $1,748,000 in electric plant, paid $809,000 in dividends and used $25,000 to reduce long-term debt. Short-term borrowings decreased by $2,100,000 because of the cash flows from operations.
                                    -19-

                                                                 Form 10-Q
                      PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

        Net cash flows from operating activities were negative $4,191,000 for the first six months of 1998, reflecting the $8,706,000 up-front payment to W-S for the amended PPA. The Company received $11,540,000 from the issuance of FAME's Taxable Electric Rate Stabilization Revenue Notes. The proceeds were used for the W-S payment discussed above, a $2,378,000 deposit to a Capital Reserve Fund and bond issuance costs of $529,000. For 1998, the receipt of $2,052,000 of tax refunds associated with the 1997 net operating loss carryback improved operating cash flows. The Company drew down $593,000 of tax-exempt revenue bond proceeds from the trustee. For the period, $1,387,000 was invested in electric plant, $1,213,000 was paid in dividends and $2,905,000 was used to reduce long-term debt including the May 1, 1998 final sinking fund payment of $2,880,000 on the 7-1/8% First Mortgage and Collateral Trust Bonds. Short-term borrowings increased by $400,000 for the additional Maine Yankee replacement power costs.

        Year 2000 Issues

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits would recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failure or miscalculations. The Company conducted an assessment of its computer systems, including embedded chip technology, to determine the potential technical and economic impact which the Year 2000 issues might have on the Company, its systems and its business operations. The Company is currently rewriting the computer application systems responsible for billing to meet the electric industry restructuring requirements and is incorporating changes that achieve Year 2000 compliance. If these new systems are not functional by December 31, 1999, the current systems will continue to be used with a minor alteration to achieve Year 2000 compliance. The Company also reviewed its other mission critical systems in order to identify Year 2000 remediation or renovation measures needed for those systems. No material modifications are necessary to mission critical systems to attain Year 2000 compliance. The compliance plans and implementation and testing milestones are based on the Company's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other known factors. In addition to the review of internal systems, the Company is requesting assurances of Year 2000 compliance from third parties upon whom the Company relies. The responses are being reviewed and concerns of noncompliance are being addressed. As of June 30, 1999, the Company has incurred approximately $32,000 of internal labor for review and testing which has not revealed material system modifications necessary to obtain Year 2000 compliance for mission critical systems, other
                                     -20-
                                                                Form 10-Q
                       PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

        than the changes necessary for electric industry restructuring discussed above. However, $50,000 has been budgeted in 1999 for external expenditures for unforeseen modifications to achieve Year
        2000 compliance for mission critical technology. The assessment phase of the Year 2000 compliance project is essentially complete and the Company is identifying risks and most reasonable likely worse case scenarios specific to the Year 2000 non-compliance by the Company and third-party sources. For example, for every day of a Company-wide shutdown, the Company would lose approximately $187,000 in revenues. The Company has developed contingency plans for these risks for the mission critical systems, which anticipate that the most reasonable likely worst case scenario would be a system-wide outage for approximately six hours. The Company has worked with generating companies and neighboring electric utilities to establish procedures for providing sufficient capacity and an orderly return to a fully energized system. Although all reasonable and available efforts will be made, the Company cannot predict the ultimate achievement of Year 2000 compliance due to its reliance on systems and third-parties outside the Company's control.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with two variable rate debt issues of the regulated business for purposes other than trading. These issues are discussed in detail in the Company's 1998 Annual Report, which is Exhibit 13 of the Company's 1998 Form 10-K, which information is incorporated herein by reference. The discussion occurs in Note 8, "Long-Term Debt", of the Notes to Consolidated Financial Statements.

(b)     The Company's unregulated marketing subsidiary, Energy Atlantic, LLC
        (EA) is engaged in wholesale energy transactions for purposes other than trading. This activity exposes EA to a number of risks such as deliverability, market liquidity and credit risk. EA seeks to assure that risks are identified, evaluated and actively managed.













                                   -21-
                                                                Form 10-Q
                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

(a)       Restructuring of Maine's Electric Utility Industry

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

          By the end of 1999, the MPUC will have estimated the stranded costs for the Company and the manner for the collection of these costs by the transmission and distribution company. Customers reducing or eliminating their consumption of electricity by switching to self-generation, conversion to alternative fuels or utilizing demand-side management measures cannot be assessed exit or entry fees. In an August, 1999
          MPUC filing, as detailed further in item (d), below, the Company estimated its stranded costs to be approximately $76.5 million, net of available value from the sale of the generating assets when deregulation occurs on March 1, 2000.

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

          10) Employees, other than officers, displaced as a result of retail competition will be entitled to certain severance benefits and retraining programs. These costs will be
                                   -24-
                                                                     Form 10-Q
                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - continued

          recovered through charges collected by the regulated distribution company.

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

          Further reference is made to the Company's Form 10-Q for the quarter ended March 31, 1999 in which the Company described the process through which it obtained all necessary State and Federal approvals.

          The Company consummated the sale to WPS-PDI on June 8, 1999, as reported in its Form 8-K dated June 9, 1999. On June 8, 1999, after receiving all of the major regulatory approvals, the Company completed the sale to WPS-PDI for $37.4 million. The Company's
          5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying $13.8 million (U.S.)
          in Canadian, Federal and State income taxes, the remaining proceeds will be used to reduce the Company's debt. The gain from the sale is currently deferred, pending the MPUC's decision on the Company's determination of stranded costs, transmission and distribution costs and rate design. The components of the deferred gain, prior to the liquidation of the Company's subsidiary, are as follows:

                                (Dollars in Millions)
                    Gross proceeds              $ 37.5
                    Settlement adjustments         (.1)
                    Net proceeds                  37.4
                    Net book value               (11.0)
                    Taxes                        (10.0)
                    Transition costs, net         (2.2)
                    Deferred gain, net of tax   $ 14.2

          Upon formal liquidation of the subsidiary, approximately $14.1 million of the proceeds will be transferred to the first mortgage
                                      -25-
                                                                 Form 10-Q
                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - continued

          trustee for paydown of long-term debt.

          As part of the generating asset sale on June 8, 1999, the Company has entered into two indemnity obligations with the purchaser, WPS-PDI. First, the Company will be liable, with certain limitations, for certain Aroostook River flowage damage. This liability will continue for ten years after the sale and shall not exceed $2,000,000 in the aggregate. Second, the Company has warranteed the condition of the sites sold to WPS-PDI, with an aggregate limit of $3,000,000 for two years after the date of sale, and five years after the sale for environmental claims. The Company is unaware of any pending claims under either of these indemnity obligations.

(c) Maine Public Utilities Commission, Inquiry Into Bulk Power System Administration and Settlement System in Northern Maine, MPUC Docket No. 98-929

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

          The MPUC Notice acknowledges that the four northern Maine utilities
          - the Company, the Houlton Water Company, the Eastern Maine Electric Cooperative, Inc. and the Van Buren Light and Power District - have formed a working group for the express purpose of developing these systems. The northern Maine utilities developed and filed a proposal for these systems on April 30, 1999. The proposal consisted of an Independent System Administrator for northern Maine, which must be approved by the FERC. The working group, together with various market participants, is in the process of filing this matter with the FERC. The Company cannot predict the success of any final outcome.

(d) Maine Public Service Company Investigation of Stranded Costs, Transmission and Distribution Utility Revenue Requirements and Rate Design, Docket No. 98-577

          On October 14, 1998, and subsequently amended on February 9, 1999 and August 11, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's amended testimony supports its $76.5 million estimate of stranded costs, net of available value from the sale of the generating assets, when deregulation occurs on March 1, 2000.
          The major components include the
                                   -26-
                                                                     Form 10-Q
                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - continued

          remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. The Company's proposed annual revenue requirements supported in the August 11, 1999 filing would be approximately $29.6 million: $16.8 million for transmission and distribution and $12.8 million for stranded investment.

(e)       Maine Public Utilities Commission Approves Rate Plan
          Stipulation, MPUC Docket No. 98-865

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

                                                                 Form 10-Q
                        PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's 1999 Annual Meeting of Stockholders, held on May 11, 1999, the only matter voted upon was the uncontested election of the following directors to serve until the 2002 Annual Meeting of Stockholders, each of whom received the votes shown:

                                                                Non-votes and
          Nominee                 For             Against        Abstentions

          D. James Daigle      1,322,208          18,886          276,156
          Deborah L. Gallant   1,322,741          18,353          276,156
          G. Melvin Hovey      1,320,288          20,806          276,156

Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  A Form 8-K was filed on:  June 9, 1999, under Item 5, Other
               Events.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MAINE PUBLIC SERVICE COMPANY
                                    (Registrant)


Date:  August 13, 1999              By: /s/  Larry E. LaPlante
                                        Larry E. LaPlante
                                        Vice President, Treasurer and
                                        Chief Financial Officer

\TEXT>
/DOCUMENT>