Form 10-Q
period 1999-09-30
MAINE PUBLIC SERVICE CO
filed 1999-11-12
CIK 61611

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549


                                     FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934


 For Quarter Ended      September 30, 1999         Commission File No.  1-3429


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





                                                                 Form 10-Q
                    PART 1.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter and nine months ended September 30, 1999, and for the corresponding period of the preceding year; a consolidated balance sheet as of September 30, 1999, and as of December 31, 1998, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 1999, and for the corresponding period of the preceding year.

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at September 30, 1999 and December 31, 1998, and the results of their operations for the three and nine months ended September 30, 1999 and their cash flows for the nine months ended September 30, 1999, and for the corresponding period of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)
(Dollars in Thousands Except Per Share Amounts)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                        1999        1998     1999       1998

Operating Revenues                      $15,391   $12,832   $49,283   $41,672
Operating Expenses
   Purchased Power                       10,856     7,444    29,258    22,558
   Other Operation and Maintenance        2,894     3,206     9,745    10,226
   Depreciation                             546       659     1,777     1,976
   Amortization                             359       402     1,120     1,205
   Taxes Other Than Income                  329       368     1,179     1,182
   Provision (Benefit) for Income Taxes    (116)      (20)    1,558     1,003
        Total Operating Expenses         14,868    12,059    44,637    38,150
Operating Income                            523       773     4,646     3,522
Other Income (Deductions)
   Equity in Income of Associated Companies  65       132       430       385
   Allowance for Equity Funds Used During
      Construction                           14        10        36        25
   Provision for Income Taxes               (39)       (4)     (186)      (47)
   MY Replacement Power Carrying Charges     62        61       197       185
   Other - Net                              270       (31)      200       (43)
Total                                       372       168       677       505
Income Before Interest Charges              895       941     5,323     4,027
Interest Charges
   Long-Term Debt and Notes Payable       1,214     1,098     3,185     3,064
   Less Allowance for Borrowed Funds
      Used During Construction               (9)       (6)      (23)      (14)
Total                                     1,205     1,092     3,162     3,050
Net Income (Loss) Available for
     Common Stock                         ($310)    ($151)   $2,161      $977

Average Shares Outstanding (000's)        1,617     1,617     1,617     1,617
Basic Earnings Per Share of Common Stock ($0.19)   ($0.09)    $1.34     $0.60
Dividends Declared per Common Share       $0.30     $0.25     $0.80     $0.75


   The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
                                            Sept. 30, 1999  December 31,
                   ASSETS                    (Unaudited)        1998
Utility Plant
   Electric Plant in Service                     $71,251      $101,211
   Less Accumulated Depreciation                  34,183        51,585
      Net Electric Plant in Service               37,068        49,626
   Construction Work-in-Progress                   3,680         1,014
        Total                                     40,748        50,640
Investment in Associated Companies
   Maine Yankee Atomic Power Company               3,824         3,979
   Maine Electric Power Company, Inc.                477           241
        Total                                      4,301         4,220
        Net Utility Plant and Investments         45,049        54,860
Current Assets
   Cash and Cash Equivalents                      23,671         1,454
   Deposits for Interest and Dividends               561           477
   Deposits with Trustee-Asset Sale                8,024             0
   Accounts Receivable - Net                       6,378         5,856
   Unbilled Base Revenue                           1,224         1,892
   Deferred Fuel and Purchased Energy              1,437           687
   Current Deferred Income Taxes                       0            31
   Inventory                                         649         1,037
   Prepayments                                     1,449           521
      Total                                       43,393        11,955
Other Assets
   Restricted Investment                           2,393         2,817
   Uncollected Maine Yankee Decommissioning Costs 32,949        36,037
   Recoverable Seabrook Costs                     23,807        24,875
   Regulatory Asset - SFAS 109 & 106              11,062        11,886
   Deferred Fuel and Purchased Energy              9,597         9,618
   Regulatory Asset-Power Purchase Agmt Restruct.  8,706         8,706
   Other                                           3,305         3,541
      Total                                       91,819        97,480
Total Assets                                    $180,261      $164,295
       CAPITALIZATION AND LIABILITIES
Capitalization
   Common Shareholders' Equity
      Common Stock                               $13,071       $13,071
      Paid-in Capital                                 38            38
      Retained Earnings                           28,406        27,539
      Treasury Stock, at cost                     (5,714)       (5,714)
         Total                                    35,801        34,934
      Long-Term Debt (less current maturities)    44,640        45,915
Current Liabilities
   Long-Term Debt Due Within One Year              1,275         1,275
   Notes Payable                                   5,500         8,100
   Accounts Payable                                5,488         4,671
   Current Deferred Income Taxes                     375             0
   Dividends Declared                                485           404
   Customer Deposits                                  17            24
   Interest and Taxes Accrued                      8,762         1,029
      Total                                       21,902        15,503
Deferred Credits
   Uncollected Maine Yankee Decommissioning Costs 32,949        36,037
   Deferred Income Tax                            21,833        25,812
   Investment Tax Credits                            297           578
   Deferred Revenues                                   0         1,170
   Deferred Gain & Related Accts-Gen. Asset Sale  17,792             0
   Miscellaneous                                   5,047         4,346
      Total                                       77,918        67,943
Total Capitalization and Liabilities            $180,261      $164,295
   The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES
Statements of Consolidated Cash Flows
(Unaudited)
(Dollars in Thousands)
                                                      Nine Months Ended
                                                      September 30,
                                                        1999           1998
Cash Flow From Operating Activities
   Net Income                                          $2,161           $977

Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operations
   Depreciation                                         1,777          1,976
   Amortization                                         1,030          1,233
   Income on Tax Exempt Bonds-Restricted Funds            (13)           (78)
   Deferred Income Taxes - Net                          1,426            863
   AFUDC                                                  (58)           (39)
   Accrued Interest on Gen. Asset Sale Deferred Gain      315              0
   Change in Deferred Fuel & Purchased Energy            (378)        (1,984)
   Change in Deferred Regulatory & Debt Issuance Costs    372            410
   Change in Deferred Reg. Asset-Power Purchase Restruct.   0         (8,706)
   Change in Deferred Revenues                         (1,170)           200
   Change in Benefit Obligation                           476            640
   Change in Current Assets and Liabilities            (1,011)           673
   Other                                               (1,038)          (592)
Net Cash Flow Provided (Used) By Operating Activities   3,889         (4,427)

Cash Flow From Financing Activities
   Dividend Payments                                   (1,294)        (1,617)
   FAME Financing Costs                                    (5)          (534)
   Deposit - FAME Capital Reserve Fund                      0         (2,378)
   Deposit with Trustee - Asset Sale Proceeds          (7,938)             0
   Issuance of Long Term Debt                               0         11,540
   Drawdown of Tax Exempt Bonds Proceeds                  428          1,038
   Retirements on Long-Term Debt                       (1,275)        (4,155)
   Short-Term Borrowings (Repayments), Net             (2,600)         2,800
Net Cash Flow Provided (Used) In Financing Activities (12,684)         6,694

Cash Flow From Investing Activities
   Proceeds from Sale of Generating Assets             37,547              0
   Tax Payments Related to Sale of Generating Assets   (3,542)             0
   Investment in Electric Plant                        (2,993)        (2,673)
   Net Cash Provided (Used) For Investment Activities  31,012         (2,673)

Increase (Decrease) in Cash and Cash Equivalents       22,217           (406)
Cash and Cash Equivalents at Beginning of Year          1,454          2,071
Cash and Cash Equivalents at End of Period            $23,671         $1,665

Change in Current Assets and Liabilities Providing (Utilizing)
   Cash From Operating Activities
      Accounts Receivable                               ($572)        $1,582
      Unbilled Revenue                                    668            321
      Deferred Maine Yankee Replacement Power Costs      (750)            26
      Inventory                                           (40)            20
      Prepayments                                        (824)         1,364
      Accounts Payable & Accrued Expenses                 514         (2,624)
      Other Current Liabilities                            (7)           (16)
   Total Change                                       ($1,011)          $673

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
   Interest                                            $3,659         $3,331
   Income Taxes                                        $4,553        ($1,387)

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

2.  ENERGY ATLANTIC

    In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing subsidiary is currently involved in wholesale energy transactions and intends to enter the retail market in March 1, 2000, the commencement of retail competition in the State of Maine.

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

                       Three Months Ended 9/30/99    Nine Months Ended 9/30/99
                                           (Dollars in Thousands)

                                             Total                       Total
                             EA      MPS    Company        EA     MPS   Company

Operating Revenues        $ 2,023  $ 13,368 $ 15,391    $ 6,347 $42,936 $49,283
Operations & Maintenance
Expense                     2,252    12,732   14,984      6,591  36,488  43,079
Taxes                         (92)      (24)    (116)       (99)  1,657   1,558
Total Operating Expenses    2,160    12,708   14,868      6,492  38,145  44,637
Operating Income (Loss)      (137)      659      523       (145)  4,791   4,646
Other Income & Deductions       1       371      372          3     674     677
Income (Loss) Before
Interest Charges             (136)    1,031      895       (142)  5,465   5,323
Interest Charges                6     1,199    1,205         12   3,150   3,162
Net Income (Loss)         $  (142) $   (168)$   (310)   $  (154)$ 2,315 $ 2,161
Total Assets as of
September 30, 1999        $ 1,801  $178,460 $180,261


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

    Principal provisions of the Stipulation are as follows:
       a) The Company is entitled to a 3.66% specified rate increase as of April 1, 1999. Rather than increasing customer rates, the Company will recognize the revenues related to this rate increase, and recognize a corresponding deferred asset, approximately $811,000 through September 30, 1999. The parties to the Stipulation agreed to recommend that the deferred gain from the asset sale be reduced in an amount corresponding to the specified rate increase which will be addressed by the MPUC's determination of allowed stranded cost recovery.
       b) The Company agreed to begin amortizing on April 1, 1999, an additional $150,000 per month of Maine Yankee replacement power costs or a total of $1,650,000 for the remaining eleven months of the rate plan.




                                      -7-

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

                                             (Dollars In Thousands)
                                  Three Months Ended    Nine Months Ended
                                   September 30,          September 30,
                                      1999        1998       1999     1998
    Current income taxes          $   (680)    $  (337)   $ 4,066  $   187
    Deferred income tax                612         339     (2,282)     916
    Investment credits                  (9)        (18)       (40)     (53)
    Total income taxes            $    (77)    $   (16)   $ 1,744  $ 1,050

    Allocated to:
    Operating Income              $   (116)    $   (20)   $ 1,558  $ 1,003
    Other income                        39           4        186       47
      Total                       $    (77)    $   (16)   $ 1,744  $ 1,050


    For the nine months ended September 30, 1999 and 1998, the effective income tax rates were 44.7% and 51.8%, respectively. The principal reason for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flow through items required by regulation and state income taxes. Current income taxes recorded on the Company's deferred gain from the generating asset sale are offset by corresponding deferred income taxes. Income taxes on the gain on the sale of the generating assets of the Canadian subsidiary will be due and expensed when the subsidiary is liquidated and the deferred gain is recognized as income.













                                      -8-

    The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of September 30, 1999 and December 31, 1998.

                                              (Dollars in Thousands)
                                            September 30,  December 31,
                                                  1999          1998

    Seabrook                                   $13,528       $13,706
    Property                                     6,225         8,532
    Regulatory expenses                          2,380         2,002
    Deferred fuel                                1,585         2,056
    Pension and postretirement
       benefits                                   (962)         (952)
    Generating asset sale                       (2,558)           -
    W-S up-front payment                         1,792            -
    Other                                       (  157)          468
    Net accumulated deferred income taxes      $21,833       $25,812

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














                                      -9-
    After the filing of the FERC rate request, Maine Yankee and the active intervenors, including among others the MPUC Staff, the Maine Office of the Public Advocate (OPA), the Company and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations which resulted in a settlement agreement filed by those parties with the FERC on January 19, 1999. A separate negotiated settlement filed with the FERC on February 5, 1999, resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlement constitutes a full settlement of all issues raised in the consolidated FERC proceeding including decommissioning-cost issues and issues pertaining to the prudence of the management, operation, and decision to permanently cease operation of the Plant.

    The primary settlement provides for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and ISFSI-related costs. The original filing with FERC on November 6, 1997, called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Under the approved settlement the amount collected annually is to be reduced to approximately $25.6 million as a result of legislation allowing Maine Yankee to (1) use for construction the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency. Spent fuel trust funds for ISFSI costs can be replenished through billings to the sponsors once conditions specified in the settlement are met. Any future assessments related to the Texas compact would be recoverable, over time, under the settlement.

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

                                     -10-
    Under the Maine Agreement, the Company would continue to recover its Maine Yankee costs in accordance with its most recent Rate Stabilization Plan ("RSP") order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that the Company has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the RSP.

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

    With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998, Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation. Beginning in April, 1999 the Company began amortizing an additional $150,000 per month as part of the stipulation described in Note 3, "IMPLEMENTATION OF MULTI-YEAR RATE PLAN", of this Form 10-Q. This treatment resulted in a $199,000 net decrease of the deferral during the third quarter of 1999. As of September 30, 1999, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.2 million, subject to recovery in accordance with the rate plan.

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









                                     -11-

    Based on the Maine legislation and regulatory precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of September 30, 1999, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $32.9 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the June, 1999 cost adjustments agreed to in the Settlement.

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

        4) Maine electric utilities will be permitted a reasonable opportunity to recover legitimate, verifiable and unmitigable costs that are otherwise unrecoverable as a result of retail competition in the electric utility industry (so-called "Stranded Costs").
                                     -12-
            The MPUC shall determine these stranded costs by considering:

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



                                     -13-
    In an August 11, 1999 filing with the MPUC, the Company amended its February 9, 1999 determination of stranded costs, transmission and distribution costs and rate design with the MPUC. After application of available value from the generating asset sale, the Company estimates stranded costs of $76.5 million. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

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

    On June 8, 1999, after receiving all of the major regulatory approvals, the Company completed the sale to WPS-PDI for $37.4 million. The Company's 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying $13.8 million (U.S.) in Canadian, Federal and State income taxes, the remaining proceeds will be used to reduce the Company's debt The gain from the sale is currently deferred, pending the Maine Public Utilities Commission's (MPUC) decision on the Company's determination of stranded costs, transmission and distribution costs and rate design. The components of the deferred gain, prior to liquidation of the Company's subsidiary, are as follows:

                                          (Dollars in Millions)

               Gross proceeds                   $37.5
               Settlement adjustment              (.1)
               Net proceeds                      37.4
               Net book value                   (11.3)
               Taxes                             (7.4)
               Transition costs, net             (1.2)
               Other                               .3

               Deferred gain, net of tax        $17.8

    Upon formal liquidation of the subsidiary, approximately $14.1 million of the proceeds will be transferred to the first mortgage trustee for paydown of long-term debt. In addition, the $8.0 million classified as Deposits with Trustee - Asset Sale are proceeds from the parent's generating assets, and is also restricted to the pay down of long-term debt.

    With the sale of the Company's generating assets in June, 1999, the Company now purchases energy from the new owners, PDI, under an agreement that expires February 29, 2000, and these purchases are classified as purchased energy.

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

 9. ACCOUNTING PRONOUNCEMENTS

    In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It requires companies to record derivatives on their balance sheet at their fair value depending on the intended use of the derivative. The new standard applies to all entities and the original effective date was for all fiscal quarters for fiscal years beginning after June 15, 1999. On May 19,1999, the FASB determined that the implementation of the statement should be delayed for one year. Based on current business activities, the Company does not expect this pronouncement to have a material impact to the Company's financial reporting.

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

                           Results of Operations

        Earnings per share and the net income available for common stock for the three months ended September 30, 1999 along with the corresponding information for the previous year are as follows:


                                      Three Months Ended
                                         September 30,

                                        1999       1998
        Earnings per share             $(.19)     $(.09)

        Net income (loss) in thousands $(310)     $(151)

        For the third quarter of 1999 compared to the same quarter last year, the decrease in consolidated earnings per share (EPS) of $.10 is attributable to the following:

                                                          Form 10-Q
PART 1.  FINANCIAL INFORMATION

Item 2.  Management's Analysis of Quarterly Income Statements

         Results of Operations (Continued)

                  Change in EPS - Third Quarter of 1999
                    Compared to Third Quarter of 1998

                                                           EPS
                                                    Increase (Decrease)

        Increase in retail revenues due to rate
             stipulations and a 2.4% sales increase          .25

        Net decrease in other revenues                      (.15)

        Increase in power procurement expenses              (.15)

        Net increase in other operation and maintenance
             expenses                                       (.03)

        Change in operating expenses resulting from
             the closure of Maine Yankee                    (.02)
             Total                                        $ (.10)

        Retail rate plan stipulations and a 2.4% increase in retail sales produced a $.25 increase in earnings per share. Increased operation and maintenance expenses decreased earnings by $.16 per share, primarily due to an increase in interest, medical and other expenses, which was partially offset by reduced system generation expenses due to the asset sale. The increase in power procurement expenses reflects an increase in purchases from the independent power producer, Wheelabrator-Sherman (W/S) and higher than normal hydro, offset by a decrease in wheeling expenses due to the termination of the transmission agreement, resulting in a decrease in earnings of $.15 per share. Under contract, the Company's purchases from W/S are limited to a specific amount over a twelve-month period. Once this limit is obtained, the Company does not purchase any additional output from the facility. Therefore, timing of W/S production can affect earnings comparisons from quarter to quarter. The reduction of Maine Yankee operating and replacement power expenses, offset by additional amortization of previously deferred replacement power costs under the rate stipulation, resulted in a net decrease in earnings of $.02 per share. The decrease in other revenues reflects a decrease in sales for resale due to termination of sales to Perth-Andover with the generating asset sale in June, 1999, partially offset by an increase in interest income, resulting in a $.02 decrease in earnings per share.

                                                                 Form 10-Q
                      PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

        Results of Operations (Continued)

        Consolidated operating revenues for the quarters ended
        September 30, 1999 and 1998, are as follows:

                                      1999              1998
(Dollars in Thousands)            $        MWH       $        MWH

Retail                          11,583   120,440  11,314    117,635
Sales for Resale                   280     6,287     420     11,058
Total Primary Sales             11,863   126,727  11,734    128,693
Secondary Sales                  2,851    77,850     521     14,706
Other Revenues/Rev. Adjust.        677      -        577        -
Total Operating Revenues        15,391   204,577  12,832    143,399


   Primary sales in the third quarter of 1999 were 126,727 MWH, a decrease of 1,966 MWH (1.5%) from sales in the third quarter of 1998 due to the termination of sales to Perth-Andover after the generating asset sale. Secondary sales increased by 63,144 MWH, reflecting the return of Houlton Water Company in February, 1999 as a customer of the Company's wholly-owned unregulated marketing subsidiary, Energy Atlantic (EA).

   Retail sales to customers for the third quarter of 1999 were $11,583,000 compared to $11,314,000 for the same period of 1998, reflecting the 2.4% increase in retail sales noted above. The $2,330,000 increase in secondary sales to $2,851,000 for the third quarter of 1999 is a result of the increase in sales to Houlton Water Company noted above.

                                                                 Form 10-Q
                      PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

        Results of Operations (Continued)

        For the quarters ended September 30, 1999 and 1998, total operating expenses were $14,868,000 and $12,059,000, respectively. The changes in operating expenses and energy sources are as follows:

                                           Increase/(Decrease)
        (Dollars in Thousands)                 $       MWH
        Purchased Power Expenses
        Maine Yankee                         (352)        -
        Wheelabrator-Sherman                  925       2,288
        NB Power                              994      25,732
        PDI                                 1,002      24,805
        Northeast Empire                     (315)     (9,311)
        Other Purchases                     1,346      47,035
        Deferred Fuel - amortization         (188)        -
                                            3,412      90,549
        Generating Expenses                  (583)    (30,535)
        Other Operation & Maint. Expenses     271
        Depreciation                         (113)
        Amortization                          (43)
        Income Taxes                          (96)
        Taxes Other than Income               (39)
                              Total         2,809      60,014

        With the sale of the Company's generating assets in June 1999, the Company now purchases energy from the new owners, PDI, under an agreement that expires February 29, 2000, and these purchases are classified as purchased energy. During the third quarter of 1998, the Company generated 30,535 MWH. Purchases from NB Power increased 25,732 MWH and other purchases increased by 47,035 MWH because of the increase in power marketing activities classified as secondary sales. Purchases from Northeast Empire decreased by 9,311 MWH with the availability of additional hydro from PDI. Since February, 1998 and continuing until March 1, 2000, Northeast Empire has principally provided dispatchable Maine Yankee replacement power. The total increase of 60,014 MWH reflects the additional retail and secondary sales. The Company's share of Maine Yankee capacity expenses decreased by $352,000 as previously discussed. Wheelabrator-Sherman purchased power expenses increased by $925,000, due to increased production, partially offset by the reduced price under the amended Power Purchase Agreement (PPA). The decrease in deferred fuel expense of $188,000 reflects the recognition of the offset to additional purchased power costs recognized since the generating asset sale which reduces the deferred gain on the sale, partially offset by the net increase in amortization of Maine Yankee replacement power.

                                                                 Form 10-Q
                      PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

        Results of Operations (Continued)

        Generating expenses decreased by $583,000 because of the sale of generating assets as previously mentioned. Other operation and maintenance expenses increased by $271,000 because of increased medical, regulatory, advertising and retail consulting expenses.

                            Liquidity

        Net cash flows from operating activities were $347,000 for the first nine months of 1999. The Company received $37,547,000, adjusted for closing items, from the sale of its generating assets, with $7,938,000 required to be deposited with the first mortgage trustee. The Company drew down $428,000 from the trustee of the tax-exempt revenue bond proceeds based on qualifying property. For the period, the Company invested $2,993,000 in electric plant, paid $1,294,000 in dividends and used $1,275,000 to reduce long-term debt. Short-term borrowings decreased by $2,600,000 because of the cash flows from operations and use of some of the asset sale proceeds to pay down the revolving credit line.

        Net cash flows from operating activities were negative $4,427,000 for the first nine months of 1998, reflecting the $8,706,000 up-front payment to W-S for the amended PPA. The Company received $11,540,000 from the issuance of FAME's Taxable Electric Rate Stabilization Revenue Notes. The proceeds were used for the W-S payment discussed above, a $2,378,000 deposit to a Capital Reserve Fund and bond issuance costs of $534,000. For 1998, the receipt of $2,052,000 of tax refunds associated with the 1997 net operating loss carryback improved operating cash flows. The Company drew down $1,038,000 of tax-exempt revenue bond proceeds from the trustee.
        For the period, $2,673,000 was invested in electric plant, $1,617,000 was paid in dividends and $4,155,000 was used to reduce long-term debt including the May 1, 1998 final sinking fund payment of $2,880,000 on the 7-1/8% First Mortgage and Collateral Trust Bonds. Short-term borrowings increased by $2,800,000 for the additional Maine Yankee replacement power costs.

                                                                 Form 10-Q
                      PART 1.  FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

        Year 2000 Issues

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits would recognize a date using "00" as the year 1900 rather than the year 2000, resulting in system failure or miscalculations. The Company conducted an assessment of its computer systems, including embedded chip technology, to determine the potential technical and economic impact which the Year 2000 issues might have on the Company, its systems and its business operations. The Company is currently rewriting the computer application systems responsible for billing to meet the electric industry restructuring requirements and is incorporating changes that achieve Year 2000 compliance. If these new systems are not functional by December
        31, 1999, the current systems will continue to be used with a minor alteration to achieve Year 2000 compliance. The Company also reviewed its other mission critical systems in order to identify Year 2000 remediation or renovation measures needed for those systems. No material modifications are necessary to mission critical systems to attain Year 2000 compliance. The compliance plans and implementation and testing milestones are based on the Company's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other known factors. In addition to the review of internal systems, the Company is requesting assurances of Year 2000 compliance from third parties upon whom the Company relies. The responses are being reviewed and concerns of noncompliance are being addressed. As of September 30, 1999, the Company has incurred approximately $32,700 of internal labor for review and testing which has not revealed material system modifications necessary to obtain Year 2000 compliance for mission critical systems, other than the changes necessary for electric industry restructuring discussed above. However, $50,000 has been budgeted in 1999 for external expenditures for unforeseen modifications to achieve Year 2000 compliance for mission critical technology. The assessment phase of the Year 2000 compliance project is essentially complete and the Company is identifying risks and most reasonable likely worse case scenarios specific to the Year 2000 non-compliance by the Company and third-party sources. For example, for every day of a Company-wide shutdown, the Company would lose approximately $187,000 in revenues. The Company has developed contingency plans for these risks for the mission critical systems, which anticipate that the most reasonable likely worst case scenario would be a system-wide outage, which could require approximately six hours to fully restore service. The Company has worked with generating companies and neighboring electric utilities to establish procedures for providing sufficient capacity and an orderly return
                                 -21-
                                                          Form 10-Q
                      PART 1.  FINANCIAL INFORMATION

Item 2.  Management's Analysis of Quarterly Income Statements

        to a fully energized system. Although all reasonable and available efforts will be made, the Company cannot predict the ultimate achievement of Year 2000 compliance due to its reliance on systems and third-parties outside the Company's control.

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




























                                   -22-
                                                          Form 10-Q
PART II.  OTHER INFORMATION

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

          10) Employees, other than officers, displaced as a result of retail competition will be entitled to certain severance benefits and retraining programs. These costs will be
                                  -25-
                                                          Form 10-Q
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - continued

          recovered through charges collected by the regulated distribution company.

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

                            (Dollars in Millions)
                       Gross proceeds               $ 37.5
                       Settlement adjustments          (.1)
                       Net proceeds                   37.4
                       Net book value                (11.3)
                       Taxes                          (7.4)
                       Transition costs, net          (1.2)
                       Other                            .3
                       Deferred gain, net of tax    $ 17.8
                                     -26-
                                                           Form 10-Q
                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - continued
          Upon formal liquidation of the subsidiary, approximately $14.1 million of the proceeds will be transferred to the first mortgage trustee for paydown of long-term debt.

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

          The MPUC Notice acknowledges that the four northern Maine utilities - the Company, the Houlton Water Company, the Eastern Maine Electric Cooperative, Inc. and the Van Buren Light and Power District - have formed a working group for the express purpose of developing these systems. The northern Maine utilities developed and filed a proposal for these systems on April 30, 1999. The proposal consisted of a Northern Maine Independent System Administrator (NMISA) for northern Maine, which must be approved by the FERC. The NMISA has been organized as a non-profit corporation under Maine law. On August 25, 1999, the NMISA filed its tariff with the FERC (Docket No. ER99-4225-000). The Company cannot predict the success of any final outcome.

(d)       Maine Public Service Company Investigation of Stranded
          Costs, Transmission and Distribution Utility Revenue
          Requirements and Rate Design, Docket No. 98-577

          On October 14, 1998, and subsequently amended on February
          9, 1999 and August 11, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate
                                 -27-
                                                          Form 10-Q
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - continued
          design with the MPUC. The Company's amended testimony supports its $76.5 million estimate of stranded costs, net of available value from the sale of the generating assets, when deregulation occurs on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. The Company's proposed annual revenue requirements supported in the August 11, 1999 filing would be approximately $29.6 million: $16.8 million for transmission and distribution and $12.8 million for stranded investment.

          On October 15, 1999, the Company filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for the Company's Transmission and Distribution (T&D) utility. This Stipulation has been signed by the Public Advocate and approval will be recommended by the MPUC staff. Under the Stipulation, the Company's total annual T&D revenue requirement will be $16,640,000, effective March 1, 2000. This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity. The Stipulation further provides that the precise level of stranded cost recovery cannot be determined until final determination of all costs associated with the sale of the Company's generating assets (see item (b) above), but does set forth some general principles concerning the Company's ultimate stranded costs recovery, including agreement that the major components of the Company's stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates, and that the 3.66% recovery foregone in Docket 98-865 shall be added to stranded cost recovery in the manner specified in the stipulation in that Docket (see item (e) below). The stipulation also provides that the Company's recovery of unamortized investment tax credits and excess deferred income taxes associated with the Company's generating assets must await a final determination ruling from the IRS, which ruling has been sought by Central Maine Power Company.

          The Company cannot at this time determine whether all other parties, including certain of the Company's large industrial customers, will support this Stipulation, nor can it predict the nature of the MPUC's final order in this matter.

(e)       Maine Public Utilities Commission Approves Rate Plan
          Stipulation, MPUC Docket No. 98-865

          Reference is made to the Company's Form 10-K for December 31, 1996 where the Company's rate stabilization plan
                                     -28-

                                                          Form 10-Q
PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - continued

          approved by the Maine Public Utilities Commission (MPUC)
          (Docket No. 95-052) in November, 1995 is described. In addition, the Company's Form 10-K for December 31, 1998, describes a January, 1998 Stipulation approved by the MPUC in Docket No.97-830, which established the rate increase beginning February 1, 1998 and the minimum rate increase effective
          February 1, 1999. The Stipulation also prescribes that the savings from the restructured Wheelabrator-Sherman (W-S) Power Contract would offset Maine Yankee replacement power costs.
          For the final year of the rate plan beginning February 1, 1999, the Company filed on November 13, 1998, with the MPUC for a 6.4% increase. The Company also stated that it would forego part or all of this 1999 increase if the sale of its generating assets was allowed to go forward. On December 15, 1998, the MPUC granted the Company's request to defer the increase to April 1, 1999, as well as extend the rate plan by one month to February 29, 2000, to coincide with the start of retail competition in Maine.

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































                                 -30-

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

                                 MAINE PUBLIC SERVICE COMPANY
                                 (Registrant)


Date:  November 12, 1999         By: /s/  Larry E. LaPlante
                                    Larry E. LaPlante
                                    Vice President, Treasurer and
                                    Chief Financial Officer



















                                 -31-