Form 10-K
period 1999-12-31
MAINE PUBLIC SERVICE CO
filed 2000-03-21
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999 Commission File No. 1-3429

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates at March 21, 2000: $ 27,925,969.

The number of shares outstanding of each of the issuer's classes of common stock as of March 21, 2000.

Common Stock, $7.00 par value - 1,607,250 shares

DOCUMENTS INCORPORATED BY REFERENCE

1. The Company's 1999 Annual Report to Stockholders is incorporated by reference into Parts I, II and IV.

2. The Company's definitive proxy statement, to be filed pursuant to Regulation 14A no later than 120 days after December 31, 1999, which is the end of the fiscal year covered by this report, is incorporated by reference into Part III.

(Page 1 of 46 pages)

PART I
Form 10-K

Item 1. Business

General

The Company was originally incorporated as the Gould Electric Company in April, 1917 by a special act of the Maine legislature. Its name was changed to Maine Public Service Company in August, 1929. Until 1947, when its capital stock was sold to the public, it was a subsidiary of Consolidated Electric & Gas Company. Maine and New Brunswick Electrical Power Company, Limited, the Company's wholly-owned Canadian subsidiary (the "Canadian Subsidiary") was incorporated in 1903 under the laws of the Province of New Brunswick, Canada. Energy Atlantic, LLC (EA), the Company's unregulated marketing subsidiary, formally began operations in January, 1999.

The Company, until the generating assets were sold on June 8, 1999, produced electric energy, and currently engages in the transmission and distribution of electric energy to retail and wholesale customers in all of Aroostook County and a small portion of Penobscot County in northern Maine. Geographically, the service territory is approximately 120 miles long and 30 miles wide, with a population of approximately 82,000.

The service area of the Company includes one of the most important potato growing and processing sections in the United States. In addition, the area produces wood products, principally pulp wood for paper manufacturing.

The Canadian Subsidiary was primarily a hydro-electric generating company. It owned and operated the Tinker hydro plant in New Brunswick, Canada until June 8, 1999, when these assets were sold to WPS-PDI. Prior to the generating asset sale, the Canadian Subsidiary sold to the Company the energy not needed to supply its wholesale New Brunswick customer. During 1999, sales to the Company amounted to 65,333 MWH out of the 78,109 MWH generated for sale at Tinker.

See Items 3(a) and (b) of the "Legal Proceedings" section of this Form 10-K for further discussion of Maine's electric utility deregulation law and the sale of the Company's generating assets.

EA participated in the wholesale power market during 1999 and will be selling energy in the retail market when the Maine retail electrical industry opens for competition on March 1, 2000.

The Company, the Canadian Subsidiary and EA required 942,974 MWH to serve all customers for the twelve months ended December 31, 1999. The following table sets forth the sources of their power requirements in 1999:

1999 Megawatt-hours Generated

Sources of Power or Purchased

Net Generation:

Hydro 81,543

Steam 28,783

Diesel (443)

Total 109,883

Purchases:

Fossil Fuel Generated 475,858

Biomass Generated 359,353

Total 835,211

Inadvertent Received (2,120)

Total System 942,974

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

Financial Information about Foreign and Domestic Operations

Financial Information Relating

To Foreign and Domestic Operations

(In Thousands of U.S. Dollars)

1999 1998 1997

Revenues from

Unaffiliated Customers:

Parent-United States 58,677 55,958 54,291

Subsidiary-United States 8,429 - -

Total Domestic 67,106 55,958 54,291

Subsidiary-Canada 350 669 781

Intercompany Revenues:

Parent-United States 323 644 728

Subsidiary-United States 311 - -

Total Domestic 634 644 728

Subsidiary-Canada 1,027 1,748 1,672

Operating Income (Loss):

Parent-United States 7,308 5,785 567

Subsidiary-United States (335) - -

Total Domestic 6,973 5,785 567

Subsidiary-Canada 104 380 344

Net Income (Loss)

Parent-United States 3,811 1,886 (2,521)

Subsidiary-United States (354) - -

Total Domestic 3,457 1,886 (2,521)

Subsidiary-Canada 549 367 344

Identifiable Assets:

Parent-United States 160,782 157,476 156,207

Subsidiary-United States 1,445 - -

Total Domestic 162,227 157,476 156,207

Subsidiary-Canada 9,321 6,820 7,274

The identifiable assets, by company, are those assets used in each company's operations, excluding intercompany receivables and investments.

Source of Revenues

In 1999, consolidated operating revenues totaled $67,456,117. The percentages of revenues derived from customer classes are as follows:

%

Residential 32.2

Small Commercial and Industrial 28.9

Large Commercial and Industrial 15.7

Sales to Wholesale Customers for Resale 2.3

Secondary Sales 16.3

Other Sales and Other Revenues 4.6

Total 100.0

Sales to wholesale customers for resale includes two wholesale customers, Van Buren Light and Power District (Van Buren) and Eastern Maine Electric Cooperative, Inc. (EMEC). In accordance with the deregulation of Maine's electric utility industry, beginning on March 1, 2000, Van Buren and EMEC will be purchasing electricity from other suppliers for their standard offer service. Van Buren and EMEC represented 3.0% of consolidated MWH sales and 1.8% of consolidated operating revenues for the year ended December 31, 1999. These contracts contained rates lower than those typically allowed under FERC's traditional ratemaking. Capitalizing on the availability of low cost power in New England, the wholesale customers issued a request for proposal in September, 1994 for their purchased power requirements effective January 1, 1996. Houlton Water Company (Houlton), selected an offer from another utility, and began taking service from that utility starting January 1, 1996. In 1995, Houlton was the Company's largest customer. On July 1, 1998, Houlton entered into a new contract, effective February 3, 1999, to purchase its power at a reduced rate from the Company's energy marketing subsidiary, Energy Atlantic, LLC (EA). This contract was effective through December 31, 2000, but could be terminated on or after March 1, 2000. Like Van Buren and EMEC, effective March 1, 2000, Houlton will be purchasing electricity from other suppliers for their standard offer service. Including the sales to Houlton, EA's power marketing activities accounted for 30.2% of the consolidated MWH sales in 1999.

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

On November 13, 1995, the Maine Public Utilities Commission approved a Stipulation signed by Maine Public Service Company, the Commission Staff and the Maine Office of the Public Advocate. This Stipulation, which became effective January 1, 1996, established a multi-year rate plan for the Company that will provide our customers with predictable rates until March 1, 2000 and shares operating risks and benefits between the Company's shareholders and customers. The multi-year rate plan was subsequently amended in January, 1998. On April 6, 1999, the MPUC approved a March 25, 1999 Stipulation under which customer rates would not increase on April 1, 1999 as scheduled. For more information on the rate plan, see Item 3(f) of the "Legal Proceedings" section of this Form 10-K.

For additional discussion on revenues, see the 1999 Annual Report to Stockholders, pages 6 and 7, "Analysis of Financial Condition and Review of Operations-Operating Revenues and Energy Sales" and pages 11 to 15, "Regulatory Proceedings", which information is incorporated herein by reference.

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

As discussed in Items 3(a) and (b) of the "Legal Proceedings" section of this Form 10-K, on June 8, 1999, the Company sold its generating assets in accordance with Maine's new electric deregulation law.

See the 1999 Annual Report to Stockholders, pages 11 to 15, "Analysis of Financial Condition and Review of Operations - Regulatory Proceedings", which information is incorporated herein by reference, for additional information on regulatory matters.

Franchises and Competition

Except for consumers served at retail by the Company's wholesale customers, the Company has practically an exclusive franchise to provide electric energy in the Company's service area. For additional information on changes to the future structure of the electric utility industry in Maine and the generating asset sale, see Items 3(a) and (b) of the "Legal Proceedings" section of this Form 10-K.

Employees

The information with respect to employees is presented in the 1999 Annual Report to Stockholders, page 11, "Employees", which information is incorporated herein by reference.

Subsidiaries and Affiliated Companies

The Company owns 100% of the Common Stock of Maine and New Brunswick Electrical Power Company, Limited (the Canadian Subsidiary). The Canadian Subsidiary owned and operated the Tinker Station located in the Province of New Brunswick, Canada prior to its sale on June 8, 1999.

On August 24, 1998, the MPUC approved the formation of the Company's unregulated subsidiary, Energy Atlantic, LLC (EA). EA began formal operations on January 1, 1999, performing various non-core activities, such as wholesale marketing of electric power and the sales of energy-related products and services. EA will begin retail sales activity on March 1, 2000, the start of retail competition in Maine. As a start-up unregulated subsidiary, the Board of Directors and the MPUC limited the capital contributions to a maximum of $2 million.

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

During 1998 and early 1999 the active interveners, including among others the MPUC Staff, the OPA, the Company and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separate negotiated settlement filed with the FERC on February 5, 1999 resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlements constitute a full settlement of all issues raised in the FERC proceeding including decommissioning-cost issues and issues pertaining to the prudence of management, operation and decision to permanently cease operation of the Plant.

The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned independent spent fuel storage installation (ISFSI). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for decommissioning the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

The settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee.

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

Finally, the Maine Agreement requires the Maine owners, for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of the maximum amount would be $4.1 million for the period.

With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998, Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation. Beginning in April, 1999 the Company began amortizing an additional $150,000 per month as part of a stipulation described in Item 3(f) of the "Legal Proceedings" section of this Form 10-K. As of December 31, 1999, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.0 million, subject to recovery in accordance with the rate plan.

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

Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 1999, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $32.2 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement. As discussed in Item 3(d), the MPUC on January 27, 2000, approved a Stipulation providing for the recovery of stranded investment, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement costs, and the remaining Maine Yankee investment.

The Company also owns 7.49% of the Common Stock of Maine Electric Power Company, Inc. (MEPCO). MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long which connects the New Brunswick Power (NB Power) system with the New England Power Pool.

Year 2000 Issues

The Company encountered no computer system or operational difficulties related to Year 2000 computer issues. The Company incurred approximately $33,000 of internal labor for review and testing prior to December 31, 1999, which did not identify material modifications.

Executive Officers

The executive officers of the registrant are as follows:

Office

Continuously

Name Age Held Since

Paul R. Cariani President and Chief 59 6/1/94

Executive Officer

Frederick C. Bustard Vice President, 62 6/1/99

Power Delivery

Larry E. LaPlante Vice President, 48 6/1/99

Treasurer and Chief

Financial Officer

Stephen A. Johnson Vice President, 52 6/1/99

Energy Atlantic

and General Counsel

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

Frederick C. Bustard was elected to the position of Vice President, Power Delivery effective June 1, 1999. He has been a full-time employee of the Company since June 15, 1959 in various engineering capacities until July 1, 1980, when he was appointed Assistant to the President. On June 1, 1983, he was elected Vice President, Engineering & Operations. On September 1, 1988, he was elected to the new position of Vice President of Customer Service and Division Operations, a position he held until his reappointment to Vice President of Engineering & Operations on June 1, 1990. Effective June 1, 1996, he was elected to Vice President, Power Supply and Environment.

Larry E. LaPlante was elected to the position of Vice President, Treasurer and Chief Financial Officer on June 1, 1999. He has been an employee of the Company since November 4, 1983, starting as Controller. In May, 1984, he was also appointed Assistant Secretary and Assistant Treasurer until his election as Vice President, Finance and Treasurer effective June 1, 1994. Effective June 1, 1996, he was elected to Vice President, Finance, Administration and Treasurer.

Stephen A. Johnson was elected to the position of Vice President, Energy Atlantic and General Counsel, effective June 1, 1999. Mr. Johnson also continues in his capacity as Secretary and Clerk of the Company, a position he has held since June 1, 1985. Mr. Johnson was appointed General Counsel of the Company on March 5, 1985. On September 1, 1988, he was elected Vice President of Administration and General Counsel, a position he held until his election as Vice President, Customer Service and General Counsel. Effective June 1, 1990, he was elected to Vice President, Customer Service and General Counsel. Prior to joining the Company, Mr. Johnson was the General Counsel of the Maine Office of the Public Advocate from 1983 to 1985 and prior to that was a Staff Attorney of the Maine Public Utilities Commission.

Each executive office is a full-time position and has been the principal occupation of each officer since first elected. All officers were elected to serve until the next annual election of officers and until their successors shall have been duly chosen and qualified. The next annual election of officers will be on May 9, 2000.

There are no family relationships among the executive officers.

Item 2. Properties

The Company owned and operated electric generating facilities consisting of: oil-fired steam units with a total capability of 23,000 kilowatts, diesel generation totaling 12,300 kilowatts, and hydro-electric facilities of 2,300 kilowatts. The Canadian Subsidiary owned and operated a hydro-electric plant of 33,500 kilowatts and a small diesel unit with 1,000 kilowatt capacity. As discussed in Items 3(a) and (b) of the "Legal Proceedings" section of this Form 10-K, the Company sold its generating assets on June 8, 1999 in accordance with the State's electric deregulation law.

Form 10-K

PART I

Item I. Business - Continued

As of December 31, 1999, the Company and Subsidiary had approximately 392 pole miles of transmission lines and the Company owned approximately 1,728 miles of distribution lines.

The Company was a part-owner of a 600,000 kilowatt oil-fired steam unit built by Central Maine Power Company at its Wyman Station in Yarmouth, Maine. The Company's share of that unit was 3.3455%, or approximately 20,000 kilowatts, and was included in the generating asset sale on June 8, 1999, as more fully described in Item 3(a) and (b) of the "Legal Proceedings" section of this Form 10-K.

Substantially all of the properties owned by the Company are subject to the liens of the First and Second Mortgage Indentures and Deeds of Trust.

Form 10-K

PART I

Item 3. Legal Proceedings

(a) Restructuring of Maine's Electric Utility Industry.

In the Company's Form 10-K's for December 31, 1996, 1997 and 1998, the Company described electric utility restructuring efforts in Maine, including the Maine Public Utilities Commission's (MPUC) recommendation to the legislature. After months of hearings and deliberations, the Maine legislature passed L.D. 1804, "An Act to Restructure the State's Electric Industry", which the Governor signed into law on May 29, 1997.

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

The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these

Form 10-K

PART I

Item 3. Legal Proceedings - Continued

assets. See Item 3(b) below regarding the divestiture of the Company's generating assets.

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

Item 3. Legal Proceedings - Continued

In a December 15, 1999 MPUC filing, as detailed further in Item 3(d) below, the Company updated its estimate of stranded costs to be approximately $95.7 million, net of available value from the sale of generating assets when deregulation occurs on March 1, 2000.

The MPUC shall include in the rates to be charged by the transmission and distribution utility decommissioning expenses for Maine Yankee. By 2003 and no later than every three years thereafter until the stranded costs are recovered, the MPUC shall review and revaluate the stranded cost recovery.

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

Item 3. Legal Proceedings - Continued

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

(b) Maine Public Service Company, Request for Approval of Sale of Generating Assets, Docket No. 98-584

Reference is made to the Company's Form 10-K for 1998, in which the Company reported an agreement to sell all of its generating assets to WPS Power Development, Inc. (WPS-PDI) for $37.4 million. Further reference is made to the Company's Form 10-Q for the quarter ended March 31,

Item 3. Legal Proceedings - Continued

1999 in which the Company described the process through which it obtained all necessary State and Federal approvals.

The Company consummated the sale to WPS-PDI on June 8, 1999, as reported in its Form 8-K dated June 9, 1999, after receiving all of the major regulatory approvals. The Company's 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying Canadian, Federal and State income taxes, the remaining proceeds, along with interest in the trust account, will be used to reduce the Company's debt by $22.4 million. The gain from the sale has been deferred, as required by the MPUC. The components of the deferred gain are as follows:

(Dollars in Millions)

Gross proceeds $ 37.5

Settlement adjustments (.1)

Net proceeds 37.4

Net book value (11.5)

Excess taxes on sale of

Canadian assets (3.4)

Transition costs, net (1.8)

Deferred RSP rate increase (1.3)

Other .5

Deferred gain* $ 19.9

___________________

* The $19.9 million deferred gain above is the $20.2 million "Deferred Gain and Related Accounts" as of December 31, 1999, as presented on page 21, "Statement of Consolidated Balance Sheets" of the 1999 Annual Report, which information is incorporated by reference, reduced by the remaining deferral of transition costs allowed by the MPUC.

Upon liquidation of the subsidiary in December, 1999, $14.1 million of the proceeds was transferred to the first mortgage trustee for eventual paydown of long-term debt.

Item 3. Legal Proceedings - Continued

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

The MPUC Notice acknowledges that the four northern Maine utilities - the Company, the Houlton Water Company, the Eastern Maine Electric Cooperative, Inc. and the Van Buren Light and Power District - have formed a working group for the express purpose of developing these systems. The northern Maine utilities developed and filed a proposal for these systems on April 30, 1999. The proposal consisted of a Northern Maine Independent System Administrator (NMISA) for northern Maine, which must be approved by the FERC. The NMISA has been organized as a non-profit corporation under Maine law. On August 25, 1999, the NMISA filed its tariff with the FERC (Docket No. ER99-4225-000). The FERC approved this tariff on November 15, 1999.

Item 3. Legal Proceedings - Continued

(d) Maine Public Service Company Investigation of Stranded Costs, Transmission and Distribution Utility Revenue Requirements and Rate Design, Docket No. 98-577

On October 14, 1998, and subsequently amended on February 9, 1999, August 11, 1999 and December 15, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's amended testimony supports its $95.7 million estimate of stranded costs, net of available value from the sale of the generating assets, when deregulation occurs on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

On October 15, 1999, the Company filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for the Company's Transmission and Distribution (T&D) utility. This Stipulation has been signed by the Public Advocate and approval will be recommended by the MPUC staff. Under the Stipulation, the Company's total annual T&D revenue requirement will be $16,640,000, effective March 1, 2000. This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity. The Stipulation further provides that the precise level of stranded cost recovery cannot be determined until final determination of all costs associated with the sale of the Company's generating assets (see Item 3(b) above), but does set forth some general principles concerning the Company's ultimate stranded costs recovery, including agreement that the major components of the Company's stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates, and that the 3.66% recovery foregone in Docket 98-865 shall be added to stranded cost recovery in the manner specified in the stipulation in that Docket (see Item 3(e) below). The stipulation also provides that the Company's recovery of unamortized investment tax credits and excess deferred income taxes associated with the Company's generating assets must await a final determination ruling

Item 3. Legal Proceedings - Continued

from the IRS, which ruling has been sought by Central Maine Power Company (CMP). On December 1, 1999, the MPUC approved this Stipulation. In early January, 2000, CMP received its ruling from the IRS which concluded that the unamortized investment tax credits and excess deferred income taxes associated with the sale of the generating assets could not be used to reduce customer rates without violating the tax normalization rules for public utilities. Therefore, the Company has recognized these excess deferred taxes in income, which amounted to an increase in net income of approximately $389,000, $.24 per share.

On January 27, 2000, the MPUC approved a Stipulation in Phase II of Docket No. 98-577 that provided for the recovery in rates of the Company's stranded investment. The major element of the Phase II Stipulation was the $12.5 million of stranded investment recoverable annually beginning March 1, 2000. This revenue requirement includes a return on unrecovered stranded investment based on the capital structure approved by the MPUC in its December 1, 1999 Order. The approved capital structure will consist of 51% common equity with an authorized return on equity of 10.7%. The Phase II Stipulation also allowed the Company to offset its unrecovered stranded investment in Seabrook by approximately $7 million, representing an amount equal to 35% of the available value from the sale of the generation assets. The parties to the Phase II Stipulation also resolved several rate design issues, principally the elimination of the inclining block rate for residential customers. In addition, the Company was granted several accounting orders incorporating certain accounting methodologies used in determining the elements of stranded costs. The annual revenue requirement associated with the recovery of stranded costs will be reviewed every two years.

With the award of the standard offer rate on November 18, 1999, and orders approving the Company's T&D rates and stranded investment recovery rates described above, the MPUC has established all elements of customer rates effective March 1, 2000, the beginning of deregulation in Maine. On average, our customers' rates will be reduced by approximately 6%.

Item 3. Legal Proceedings - Continued

(e) Maine Public Utilities Commission Approves Common Stock Repurchase Program, Docket No. 99-610

Reference is made to the Company's Form 10-Q, Part II, Legal Proceedings, Item 1(d) for the quarter ended September 30, 1999, Form 8-K, Item 5(b) filed on December 1, 1999 and Item 3(d) of this Form 10-K, in which the Company reported that stipulations resolving revenue requirements and rate design issues for transmission and distribution rates, as well as stranded investment, have been approved by the Maine Public Utilities Commission (MPUC). In the Stipulations, approved by the MPUC, the parties also agreed to a capital structure consisting of 51% common equity and 49% of debt. After paying off debt with proceeds from the sale of the Company's generating assets, as required under the Company's mortgage indentures, the Company projects that the percentage of common equity as a component in its capital structure would exceed 51%.

In order to manage its capital structure to limit common equity to 51%, the MPUC on November 17, 1999, approved the Company's request to repurchase up to 500,000 shares of its common stock over a period of five years. The shares will be repurchased through an open-market program. Previously over a five-year period from September, 1989 to September, 1994, the Company purchased 250,000 shares at a cost of $5.7 million, all of which are held in treasury shares, in order to maintain the Company's capital structure at levels appropriate for an investor-owned electric utility.

(f) Maine Public Utilities Commission Approves Rate Plan Stipulation, Docket No. 98-685

Reference is made to the Company's Form 10-K for December 31, 1996 where the Company's rate stabilization plan approved by the Maine Public Utilities Commission (MPUC) (Docket No. 95-052) in November, 1995 is described. In addition, the Company's Form 10-K for December 31, 1998 describes a January, 1998 Stipulation approved by the MPUC in Docket No. 97-830, which established the rate increase beginning February 1, 1998 and the minimum rate increase effective February 1, 1999. The Stipulation also prescribes that the savings from the restructured Wheelabrator-Sherman (W-S) Power Contract would offset Maine Yankee

Item 3. Legal Proceedings - Continued

replacement power costs. For the final year of the rate plan beginning February 1, 1999, the Company filed, on November 13, 1998, with the MPUC for a 6.4% increase. The Company also stated that it would forego part or all of this 1999 increase if the sale of its generating assets was allowed to go forward. On December 15, 1998, the MPUC granted the Company's request to defer the increase to April 1, 1999, as well as extend the rate plan by one month to February 29, 2000, to coincide with the start of retail competition in Maine.

In its April 6, 1999 Order, the MPUC approved a March 25, 1999 Stipulation between the Office of the Public Advocate (OPA) and the Company. Under this Stipulation, customer rates would not increase on April 1, 1999, if the MPUC approved the sale of the Company's generation assets as described in Item (b) above. The approval of the Stipulation also resolved certain issues associated with the treatment of capacity cost savings from the closure of Maine Yankee under the Company's rate stabilization plan.

The principal provisions are as follows:

1) The Company is entitled to a 3.66% specified rate increase as of April 1, 1999. Rather than increase customer rates, the Company will recognize the revenues that this increase would have generated and, correspondingly, record a deferred asset on the Company's books of account. The parties to the Stipulation also agreed to recommend the use in rates of available value from the asset sale corresponding with the specified rate increase once the MPUC determines the Company's allowed stranded cost recovery in Docket No. 98-577, Public Utilities Commission, Investigation of Stranded Costs, Transmission and Distribution Utility, Revenue Requirements and Rate Design of Maine Public Service Company. As described in Item 3(d) above, the MPUC approved the use of available value in its December 1, 1999 order.

2) The Stipulation also resolves a dispute over the determination of Maine Yankee replacement power costs. The Stipulation allows the Company to continue to recognize and defer Maine Yankee replacement power costs on an energy-only basis, offset by

Item 3. Legal Proceedings - Continued

Wheelabrator-Sherman contract restructuring savings, through the end of the rate plan. The Company agreed to begin amortizing on April 1, 1999, Maine Yankee replacement power costs in the amount of $150,000 per month or a total of $1,650,000 for the remaining eleven months of the rate plan.

3) With the Commission's approval of the generation asset sale, the parties agreed that the Company would not increase retail rates on April 1, 1999, to reflect any increase under the Maine Yankee replacement power provision of the rate plan. Any Maine Yankee deferred replacement costs will be deferred, and, beginning on March 1, 2000, will be offset by a corresponding amount of available value as allowed in Docket No. 98-577.

Item 4. Submission of Matters To a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on May 11, 1999 the only matter voted upon was the uncontested election of the following directors to serve until the 2002 Annual Meeting of Stockholders, each of whom received the votes shown:

Non-votes and

Nominee For Against Abstentions

D. James Daigle 1,322,208 18,886 276,156

Deborah L. Gallant 1,322,741 18,353 276,156

G. Melvin Hovey 1,320,288 20,806 276,156

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is listed and traded on the American Stock Exchange. As of December 31, 1999, there were 1,175 holders of record of the Company's Common Stock.

Dividend data and market price related to the Common Stock are tabulated as follows for the two most recent calendar years:

Dividends

Market Price Dividends Declared

High Low Paid Per Share Per Share

1999

First Quarter $16-1/8 $13-1/8 $ .25 $ .25

Second Quarter $17-7/8 $12-7/8 .25 .25

Third Quarter $19-1/8 $17-7/16 .25 .30

Fourth Quarter $19 $16-1/2 .30 .30

Total Dividends $ 1.05 $1.10

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

Item 6. Selected Financial Data

A five-year summary of selected financial data (1995-1999) is included on page 16 of the Company's 1999 Annual Report to Stockholders, which summary is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required to be furnished in response to this Item is submitted as pages 6 to 15, Exhibit 13, 1999 Annual Report to Shareholders, which pages are hereby incorporated herein by reference. Information regarding "Construction" is also furnished in Note 11, "Commitments, Contingencies, and Regulatory Matters", of the Notes to the Consolidated Financial Statements, pages 30 to 35 of the 1999 Annual Report to Shareholders, which pages are hereby incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

(a) The following financial statements and supplementary data are included in the Company's 1999 Annual Report to Stockholders on pages 17 through 35, and are incorporated herein by reference:

Report of Independent Accountants.

Statements of Consolidated Operations for the years ended December 31, 1999, 1998 and 1997.

Statements of Consolidated Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Consolidated Balance Sheets as of December 31, 1999 and 1998.

Statements of Consolidated Common Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Capitalization as of December 31, 1999 and 1998.

Notes to Consolidated Financial Statements.

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

None.

Form 10-K

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with regard to the Directors of the registrant is set forth in the proxy statement of the registrant relating to its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference. Certain information regarding executive officers is set forth under the caption "Executive Officers" in Item 1 of Part I of this Form 10-K and also in the proxy statement of the registrant relating to the 2000 Annual Meeting of Stockholders, under "Compliance with Section 16(a) of the Securities and Exchange Act of 1934", which information is incorporated by reference.

Item 11. Executive Compensation

Information for this item is set forth in the proxy statement of the registrant relating to its 2000 Annual Meeting of Stockholders, which information (with the exception of the "Board Executive Compensation Committee Report") is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and

Management

Information for this item is set forth in the proxy statement of the registrant relating to its 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Form 10-K

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

Report of Independent Accountants.

Incorporated by reference into Part II of this report from pages 18 through 35 of the 1999 Annual Report to Stockholders:

Statements of Consolidated Operations for years ended December 31, 1999, 1998 and 1997.

Statements of Consolidated Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Consolidated Balance Sheets as of December 31, 1999 and 1998.

Statements of Consolidated Common Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Capitalization as of December 31, 1999 and 1998.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

Included in Part IV of this report:

Form 10-K

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Continued

Page

Report of Independent Accountants 45

Schedule II - Valuation of Qualifying Accounts 46

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

4(p) Thirteenth Supplemental Indenture. (Exhibit 4(p) to Form 10-Q for the quarter ended September 30, 1984)

4(q) Fourteenth Supplemental Indenture, Dated July 1, 1985. (Exhibit 4(q) to 1985 Form 10-K)

4(r) Fifteenth Supplemental Indenture, Dated March 1, 1986. (Exhibit 4(r) to 1985 Form 10-K)

4(s) Sixteenth Supplemental Indenture, Dated September 1, 1991. (Exhibit 4(s) to the Company's 1991 Form 10-K)

4(t) Seventeenth Supplemental Indenture, Dated April 1, 1997. (Exhibit 4(t) to the Company's 1998 Form 10-K)

4(u) Eighteenth Supplemental Indenture, Dated April 1, 1998.

(Exhibit 4(u) to the Company's 1998 Form 10-K)

4(v) Nineteenth Supplemental Indenture, Dated May 1, 1998.

(Exhibit 4(v) to the Company's 1998 Form 10-K)

9 Not applicable.

10(a)(1) Joint Ownership Agreement with Public Service of New Hampshire in respect to construction of two nuclear generating units designated as Seabrook Units 1 and 2, together with related amendments to date. (Exhibit 10 to the Company's 1980 Form 10-K)

10(a)(2) Twentieth Amendment to Joint Ownership Agreement. (Exhibit 10(a)(6) to the Company's 1986 Form 10-K)

10(a)(3) Twenty-Second Amendment to Joint Ownership Agreement. (Exhibit 10(a)(3) to the 1988 Form 10-K)

10(b)(1) Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and the Company. (Exhibit 10(b)(1) to Form 10-Q for the quarter ended March 31, 1983)

10(b)(2) Power Contract, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and the Company. (Exhibit 10(b)(2) to Form 10-Q for the quarter ended March 31, 1983)

10(c)(1) Participation Agreement, as of June 20, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(1) to Form 10-Q for the quarter ended March 31, 1983)

10(c)(2) Agreement, as of June 20, 1969, among the Company and the other Maine Participants. (Exhibit 10(c)(2) to Form 10-Q for quarter ended March 31, 1983)

10(c)(3) Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(3) to Form 10-Q for quarter ended March 31, 1983)

10(c)(4) Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc. (Exhibit 10(c)(4) to Form 10-Q for quarter ended March 31, 1983)

10(c)(5) Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission. (Exhibit 10(c)(5) to Form 10-Q for quarter ended March 31, 1983)

10(c)(6) Agreement and Assignment, as of August 1, 1977, by Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and the Company. (Exhibit 10(c)(6) to Form 10-Q for the quarter ended March 31, 1983)

10(c)(7) Amendment dated November 30, 1980 to Agreement and Assignment as of August 1, 1977, between Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and the Company. (Exhibit 10(c)(7) to Form 10-Q for the quarter ended March 31, 1983)

10(c)(8) Assignment Agreement as of January 1, 1981, between Central Maine Power Company and the Company. (Exhibit 10(c)(8) to Form 10-Q for the quarter ended March 31, 1983)

10(d) Wyman Unit #4 Agreement for Joint Ownership as of November 1, 1974, with Amendments 1, 2, and 3, dated as of June 30, 1975, August 16, 1976, December 31, 1978, respectively. (Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 1983)

10(e) Agreement between Sherman Power Company and Maine Public Service Company, dated June 4, 1984, with amendments dated July 12, 1984 and February 14, 1985. (Exhibit 10(f) to 1984 Form 10-K)

10(f) Credit Agreement, dated as of October 8, 1987 among the Registrant and The Bank of New York, Bank of New England, N.A., The Merrill Trust Company and The Bank of New York, as agent for the Participating Banks. (Exhibit 10(g) to Form 8-K dated October 13, 1987)

10(g) Amendment No. 1, dated as of October 8, 1989, to the Revolving Credit Agreement, dated as of October 8, 1987, among the Registrant and The Bank of New York, Bank of New England, N.A., Fleet Bank (formerly the Merrill Trust Company) and The Bank of New York as agent for the participating banks. (Exhibit 10(l) to Form 8-K dated September 22, 1989)

10(h) Amendment No. 2, dated as of June 5, 1992, to the Revolving Credit Agreement, among the Registrant and The Bank of New York, Bank of New England, N.A., Shawmut Bank and the Bank of New York, as agent for the participating banks. (Exhibit 10(h) to the Company's 1992 Form 10-K)

10(i) Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by the Registrant to J. Henry Schroder Bank and Trust Company, as Trustee. (Exhibit 10(i) to Form 8-K dated November 1, 1985)

10(j) First Supplemental Indenture Dated March 1, 1991. (Exhibit 10(i) to the Company's 1991 Form 10-K)

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

10(m) Employment Contract between Frederick C. Bustard and Maine Public Service Company dated August 22, 1989. (Exhibit 10(h) to 1989 Form 10-K)

*10(n) Employment Contract between Paul R. Cariani and Maine Public Service Company dated November 5, 1999.

*10(o) Employment Contract between Stephen A. Johnson and Maine Public Service Company dated November 5, 1999.

*10(p) Employment Contract between Larry E. LaPlante and Maine Public Service Company, dated November 5, 1999.

*10(q) Employment Contract between William L. Cyr and Maine Public Service Company, dated November 5, 1999.

10(r) Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(s) to 1992 Form 10-K)

10(s) Maine Public Service Company Pension Plan. (Exhibit 10(t) to 1992 Form 10-K)

10(t) Maine Public Service Company Retirement Savings Plan. (Exhibit 10(u) to 1992 Form 10-K)

10(u) Third Supplemental Indenture Dated as of June 1, 1996. (Exhibit 10(t) to 1996 Form 10-K)

10(v) Amendment No. 3, dated as of October 8, 1995, to the Revolving Credit Agreement, dated as of October 7, 1987, among the Registrant and The Bank of New York, Shawmut Bank of Boston, Fleet Bank of Maine, and The Bank of New York, an agent for the participating Banks. (Exhibit 10(u) to 1996 Form 10-K)

10(w) Fourth Supplemental Indenture dated May 1, 1998. (Exhibit 10(v) to the Company's 1998 Form 10-K)

10(x) Agreement between WPS Power Development, Inc. and Maine Public Service Company, dated July 7, 1998. (Exhibit 10(w) to the Company's 1998 Form 10-K)

10(y) Agreement between Wheelabrator-Sherman Energy Company and Maine Public Service Company, dated October 15, 1997, with amendments dated January 30, 1998 and April 28, 1998. (Exhibit 10(x) to the Company's 1998 Form 10-K)

10(z) Agreement between Loring Development Authority of Maine and Maine Public Service Company, dated July 9, 1998. (Exhibit 10(y) to the Company's 1998 Form 10-K)

11 Not applicable.

12 Not applicable.

*13 1999 Annual Report to Shareholders.

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

99(q) Order of Maine Public Utilities Commission dated February 20, 1998 in Docket 97-670 (Divestiture of Generation Assets). (Exhibit 99(q) to the Company's 1998 Form 10-K)

99(r) Order of Maine Public Utilities Commission dated September 21, 1998 in Docket 98-138 (Formation of marketing affiliate). (Exhibit 99(r) to the Company's 1998 Form 10-K)

99(s) Order of Maine Public Utilities Commission dated December 15, 1998 in Docket 98-865 (Annual Increase Under Rate Stabilization Plan). (Exhibit 99(s) to the Company's 1998 Form 10-K)

99(t) Report of Synapse Energy Economics regarding competition and market power in the northern Maine market for the Maine Public Utilities Commission for Docket 97-586. (Exhibit 99(t) to the Company's 1998 Form 10-K)

99(u) Final Report of the MPUC and the Maine Attorney General regarding market power issues raised by the prospect of retail competition in the electric industry in Docket 97-877. (Exhibit 99(u) to the Company's 1998 Form 10-K)

99(v) Order of the Federal Energy Regulatory Commission dated December 22, 1998 in Docket No. ER95-836-000. (Exhibit 99(v) to the Company's 1998 Form 10-K)

*99(w) Order of Maine Public Utilities Commission dated April 5, 1999 in Docket 98-584 (Generating Asset Sale Approval).

*99(x) Order of the Federal Energy Regulatory Commission dated April 14, 1999 in Docket EC 99-29-000 (Generating Asset Sale Approval).

*99(y) Order of the Federal Energy Regulatory Commission dated November 15, 1999 in Docket ER 99-4225-000 (Independent System Administrator).

*99(z) Order of Maine Public Utilities Commission dated December 1, 1999 in Docket 98-577 (Stipulation Approval).

*99(aa) Order of Maine Public Utilities Commission dated December 3, 1999 in Docket 99-111 (Energy Atlantic as Central Maine Power Standard Offer Provider).

*99(ab) Order of Maine Public Utilities Commission dated February 17, 2000 in Docket 98-577 (Order Approving Phase II Stipulation).

(b) A Form 8-K was filed on: January 27, 1999, under item 5, Other Events; April 28, 1999, under item 5, Other Events; June 9, 1999, under item 5, Other Events; December 1, 1999, under item 5, Other Events and February 8, 2000, under item 5, Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st of March, 2000.

MAINE PUBLIC SERVICE COMPANY

By: /s/ Larry E. LaPlante

Larry E. LaPlante

Vice President, Treasurer and CFO

Form 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature Title Date

Chairman of the Board,

/s/ G. Melvin Hovey and Director 3/3/00

(G. Melvin Hovey)

/s/ Paul R. Cariani President and Director 3/3/00

(Paul R. Cariani)

/s/ Robert E. Anderson Director 3/3/00

(Robert E. Anderson)

/s/ Donald F. Collins Director 3/3/00

(Donald F. Collins)

/s/ D. James Daigle Director 3/3/00

(D. James Daigle)

/s/ Richard G. Daigle Director 3/3/00

(Richard G. Daigle)

/s/ J. Gregory Freeman Director 3/7/00

(J. Gregory Freeman)

/s/ Deborah L. Gallant Director 3/3/00

(Deborah L. Gallant)

/s/ Nathan L. Grass Director 3/3/00

(Nathan L. Grass)

/s/ J. Paul Levesque Director 3/7/00

(J. Paul Levesque)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of

Maine Public Service Company

Our audits of the consolidated financial statements referred to in our report dated February 10, 2000 appearing on page 17 of the 1999 Annual Report to Shareholders of Maine Public Service Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Portland, Maine

February 10, 2000

Maine Public Service Company & Subsidiary

Valuation of Qualifying Accounts & Reserves

For the Years Ended December 31, 1999, 1998, & 1997

Additions Deductions

Balance Recoveries Accounts Balance

at Costs of Accounts Written Off at

Beginning & Previously As End of

Description of Period Expenses Written Off Uncollectible Period

Reserve Deducted From

Asset To Which It Applies:

Allowance for

Uncollectible Accounts

Year Ended December 31:

1999 215,000 171,323 119,690 291,013 215,000

1998 215,000 181,360 129,022 310,382 215,000

1997 207,029 182,706 124,397 299,132 215,000

Exhibit 10(n)

EMPLOYMENT CONTINUITY AGREEMENT

This Agreement made as of this 5th day of November, 1999, but effective September 13, 1999, by and between MAINE PUBLIC SERVICE COMPANY, a Maine corporation with its principal place of business in Presque Isle, Maine (the "Company") and Paul R. Cariani of Presque Isle, Maine, ("Officer").

WHEREAS, the Officer has been employed by the Company in a senior management capacity for over16 years, and is now its President and CEO ; and

WHEREAS, the Officer's knowledge of the Company's affairs and his experience are critical to the protection and enhancement of the best interests of the Company, its employees, ratepayers and stockholders; and

WHEREAS, in the current business climate acquisitions of smaller, independently-operated utility companies is common; and

WHEREAS, the Company desires to assure itself of the continued employment of the Officer and the benefit of his independent judgment in the operation of the Company, particularly in the event that any such acquisition was being considered, in light of the disruption resulting from such event;

WHEREAS, the Company and the Officer entered into an Employment Continuity Agreement, dated August 22, 1989; and

WHEREAS, Section 14 of the Agreement provides that the Agreement may be amended in writing by the parties; and

WHEREAS, the parties desire to amend and restate the Agreement as set forth herein;

NOW, THEREFORE, in consideration of the mutual promises and undertakings herein contained and for other good and valuable consideration, the receipt and adequacy of which is acknowledged by each of the parties, the Officer and the Company agree as follows:

1. Term of the Agreement and Renewal. The term of this Agreement shall be for a period beginning September 13, 1999, and ending December 31, 2001. On January 1, 2002, and on January 1 of each period of three (3) years thereafter (in each case such date to be a "Renewal Date") this Agreement automatically shall be renewed for an additional three (3) year term, unless at least one (1) year prior to any such Renewal Date, either party shall have given written notice to the other that such renewal shall not take place. Such notice may be given by the Company only upon the affirmative vote of the Compensation Committee of the Board of Directors.

2. Rights Upon Involuntary Termination of Employment. If, within twenty-four (24) months after the occurrence of a Change in Control Event, the Company terminates the Officer's employment for any reason other than Good Cause as defined in Paragraph 4, or if the Officer voluntarily terminates employment for Good Reason as defined in Paragraph 3, the Company shall provide the Officer with the following:

(a) Within thirty (30) days of such termination, a lump sum cash payment in an amount equal to the sum of:

(i) two hundred percent (200%) of the Officer's annual base salary in effect upon the date of the Change in Control Event, and

(ii) two hundred percent (200%) of the award the Officer would have received for the year in which such termination occurs, pursuant to the Maine Public Service Company Incentive Compensation Plan, assuming that his employment had not terminated and that for such year all applicable performance goals will be met.

(b) The continuation of the Officer's participation and the participation of his dependents (to the extent they were participating prior to his termination of employment) in the Company's health, life, disability and other employee benefit plans, programs and arrangements (excluding the Maine Public Service Company Pension Plan and the Maine Public Service Company Non-Union Retirement Savings Plan) for a period of twenty-four (24) months after such termination as if he were still employed during such period; provided, however, if such participation in any such plan, program or arrangement is specifically prohibited by the terms thereof, the Company shall provide the Officer (and his dependents) with benefits substantially similar to those which he was entitled to receive under such plan, program or arrangement immediately prior to his termination of employment. Additionally, at the end of any period of such coverage, the Officer shall have the right to have assigned to him, for the cash surrender value thereof, any assignable insurance owned by the Company on the life of the Officer. For purposes of this Paragraph 2(b), any employee benefit determined with reference to the Officer's compensation or earnings shall be based on his annual base salary unless otherwise provided under the terms of the applicable employee benefit plan, program or arrangement.

(c) The Company shall pay the Officer an amount equal to the award he would have been entitled to receive under the Company's Incentive Compensation Plan, if his employment had not terminated, based on the base salary he had earned as of his termination date, and assuming that for such year all applicable performance goals will be met. Such payment shall be made within ninety (90) days after his employment terminates.

3. Termination for Good Reason. For purposes of this Agreement, termination by the Officer of his employment for "Good Reason," except upon the Officer's express written consent otherwise, shall mean:

(a) the assignment of duties to the Officer which:

(i) are materially different from his duties immediately prior to the Change in Control Event, or

(ii) result in his having significantly less authority or responsibility than he had prior to the Change in Control Event; or

(b) the Officer's removal from, or any failure to re-elect him to, any position he held immediately prior to the Change in Control Event with either the Company or any majority-owned subsidiary; or

(c) a reduction of the Officer's annual base salary in effect on the date of the Change in Control Event or as the same may be increased from time to time thereafter; or

(d) the Company's transferring or assigning the Officer to a place of employment more than twenty-five (25) miles from Presque Isle, Maine, except for required business travel to an extent substantially consistent with his business travel obligations immediately prior to the Change in Control Event; or

(e) the Company's failure to provide the Officer with substantially the same health, life and other employee benefit plans, programs and arrangements (specifically including the Company's compensation and incentive plans, as the same may be amended in the future), and substantially the same perquisites of employment, as provided to him immediately prior to the Change in Control Event or as the same may be increased thereafter; or

      the Company's failure to provide the Officer with substantially the same support staff as provided to him immediately prior to the Change in Control Event; or

      the Company's failure to increase the Officer's salary, employee benefits or perquisites of employment in a manner or amount commensurate with increases provided to the Company's other executive officers; or

      the Company's failure to obtain from any successor a satisfactory agreement to assume and perform the terms of this Agreement.

4. Termination by Reason of Death or for Good Cause. Notwithstanding any provision of this Agreement to the contrary, no benefits are payable hereunder upon the Officer's death prior to his involuntary termination of employment pursuant to Paragraph 2 or voluntary termination of employment for Good Reason pursuant to Paragraph 3. The Company retains the right to terminate the Officer for "Good Cause," in which event he shall not be entitled to receive any payment or benefits pursuant to this Agreement. "Good Cause" shall mean:

(a) the Officer's conviction, by a court of competent jurisdiction, of a crime adversely reflecting on his honesty, trustworthiness or fitness to carry out the responsibilities of his position with the Company in other respects; or

(b) a willful breach by him of any material duty or obligation imposed upon him under the terms of his employment, as those terms existed immediately prior to any Change in Control Event, and his failure to cure such breach within thirty (30) days after receiving notice thereof from the Company.

5. "Change in Control Event." Each of the following events shall constitute a "Change in Control Event" for purposes of this Agreement:

(a) Any person acquires beneficial ownership of Company securities and is or thereby becomes a beneficial owner of securities entitling such person to exercise twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding stock.

For purposes of this Agreement, "beneficial ownership" shall be determined in accordance with Regulation 13D under the Securities Exchange Act of 1934, or any similar successor regulation or rule; and the term "person" shall include any natural person, corporation, partnership, trust or association, or any group or combination thereof, whose ownership of Company securities would be required to be reported under such Regulation 13D, or any similar successor regulation or rule.

(b) The Company ceases to be a reporting company pursuant to Section 13(a) of the Securities Exchange Act of 1934 or any similar successor provision.

(c) The number of the Company's Outside Directors, as defined herein, is decreased by more than fifty percent (50%) in any twenty-five (25) month period or the number of the Company's directors is increased such that the Outside Directors constitute less than a majority of the Board.

(d) Within any twenty-five (25) month period, individuals who were Outside Directors at the beginning of such period, together with any other Outside Directors first elected as directors of the Company pursuant to nominations approved or ratified by at least two-thirds (2/3) of the Outside Directors in office immediately prior to such respective elections, cease to constitute a majority of the board of directors of the Company.

(e) The Company is subject to a change in control which would require reporting in response to Item 1 of Form 8-K under Regulation 13a-11 promulgated under the Securities Exchange Act of 1934, as amended, or any similar successor statute or rule, whether or not the Company is a reporting company under such Act.

(f) The Company's stockholders approve:

(i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Company common stock would be converted into cash, securities or other property, other than a merger or consolidation of the Company in which the holders of the Company's common stock immediately prior to the merger or consolidation have substantially the same proportionate ownership and voting control of the surviving corporation immediately after the merger or consolidation; or

(ii) any sale, lease, exchange, liquidation or other transfer (in one transaction or a series of transactions) of all or substantially all of the assets of the Company.

Notwithstanding subparagraphs (i) and (ii) above, the term "Change in Control Event" shall not include a consolidation, merger, or other reorganization if upon consummation of such transaction all of the outstanding voting stock of the Company is owned, directly or indirectly, by a holding company, and the holders of the Company's common stock immediately prior to the transaction have substantially the same proportionate ownership and voting control of the holding company.

6. Outside Directors. For purposes of this Agreement, an "Outside Director" as of a given date shall mean a member of the Company's board of directors who has been a director of the Company throughout the six (6) months prior to such date and who has not been an employee of the Company at any time during such six (6) month period.

7. Notices. Any and all notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when deposited in the United States mails, certified or registered mail, postage prepaid and addressed as follows:

To the Officer: Paul R. Cariani

68 Pine Street

Presque Isle, Maine 04769-2937

To the Company: Maine Public Service Company

P. 0. Box 1209

Presque Isle, Maine 04769-1209

Either party may change by notice to the other the address to which notices to it are to be addressed.

    Applicable Law, Taxes, Binding Agreement, Severability, Construction.

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

      This Agreement shall be binding upon and inure to the benefit of the Officer, his heirs, assigns, executors and legal representatives; and the Company, its successors and assigns.

      If any provision of this Agreement shall be held invalid or unenforceable by a court of competent jurisdiction, the remainder of this Agreement shall not be affected thereby.

      The Outside Directors shall have the authority to construe and interpret this Agreement on behalf of the Company, and any such determination by the Outside Directors shall be conclusive on the Company.

9. Limitation on Amount to be Paid. If payment of any amount under this Agreement would cause the Officer to be subject to an excise tax pursuant to Section 4999 of the Internal Revenue Code (as amended from time to time) or the regulations thereunder, then such amount shall not be paid to the extent necessary to avoid the imposition of such tax. The preceding sentence shall apply only if the aggregate amount payable to the Officer or for his benefit under the Agreement, after payment of such excise tax, would be less than the aggregate amount payable in accordance with the preceding sentence.

10. Funding. This Agreement shall not be construed to create or require the Company to create a trust or to otherwise act to fund the amounts payable hereunder.

11. Assignment. Except as required by law, the right to receive payments hereunder shall not be subject to alienation, assignment, garnishment, attachment, execution or levy of any kind, and any attempt to cause such payments to be so subject shall not be recognized by the Company.

12. Execution of Further Documents. In the event the Officer receives payments or benefits pursuant to the terms hereof and the Company's independent counsel deems it necessary for the Company to receive a release or other acknowledgment, the Officer agrees to execute any such document, as may be reasonably required as a condition of his receipt of such payment or benefits.

13. Amendment and Waiver. The Agreement may be amended only in writing, by the parties hereto, and no condition or provision of the Agreement may be waived except in writing. Waiver by either party at any time of the other party's breach of, or failure to comply with, any condition or provision of this Agreement to be performed by such other party shall not be deemed a waiver of any other provision or condition at the same time or of any provision or condition at any prior or subsequent time, unless specifically stated therein.

14. Arbitration. In recognition of the mutual benefits of arbitration, the parties hereby agree that arbitration as provided for herein shall be the exclusive remedy for resolving any claim or dispute arising under this Agreement, and hereby mutually waive any and all other remedies at law or in equity for determining any such claim or dispute.

(a) Any arbitration under this Agreement, and any related judicial proceeding, shall be initiated and shall proceed pursuant to the provisions of the Maine Uniform Arbitration Act (the "Act") and, to the extent consistent with the Act, the then prevailing rules of the American Arbitration Association (the "Association") for labor and employment contracts. To initiate arbitration hereunder, demand shall be given in writing to the Association and the other party no later than one year after the claim arises. Any claim for which such demand is not made within one year after the claim arises shall be barred and discharged absolutely.

(b) Any arbitration under this Agreement shall be before a single arbitrator, and an award in such arbitration may include only damages which the arbitrator determines to be due under express provisions of this Agreement. The arbitrator shall have no authority to award any other damages, including without limitation, consequential and exemplary damages. Any award in arbitration shall be subject to enforcement and appeal pursuant to the Act.

(c) The parties shall share equally all costs and fees charged by the Association or the arbitrator.

15. No Additional Effect. Except as expressly provided herein, nothing contained herein shall be construed to provide the Officer with any specific period of employment, right to be retained in the service of the Company or other rights, nor shall this Agreement be construed to otherwise limit the rights of the Company to discharge or take other action with respect to the Officer.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

Witness: MAINE PUBLIC SERVICE COMPANY

/s/ Alice E. Shepard By /s/ Nathan L. Grass

Its Chairman, Executive Compensation

Committee

/s/ Alice E. Shepard /s/ Paul R. Cariani

Officer Paul R. Cariani

Exhibit 10(o)

EMPLOYMENT CONTINUITY AGREEMENT

This Agreement made as of this 5th day of November, 1999, but effective September 13, 1999, by and between MAINE PUBLIC SERVICE COMPANY, a Maine corporation with its principal place of business in Presque Isle, Maine (the "Company") and Stephen A. Johnson of Presque Isle, Maine, ("Officer").

WHEREAS, the Officer has been employed by the Company in a senior management capacity for over 14 years, and is now its General Counsel and Vice President, Energy Atlantic; and

WHEREAS, the Officer's knowledge of the Company's affairs and his experience are critical to the protection and enhancement of the best interests of the Company, its employees, ratepayers and stockholders; and

WHEREAS, in the current business climate acquisitions of smaller, independently-operated utility companies is common; and

WHEREAS, the Company desires to assure itself of the continued employment of the Officer and the benefit of his independent judgment in the operation of the Company, particularly in the event that any such acquisition was being considered, in light of the disruption resulting from such event;

WHEREAS, the Company and the Officer entered into an Employment Continuity Agreement, dated August 22, 1989; and

WHEREAS, Section 14 of the Agreement provides that the Agreement may be amended in writing by the parties; and

WHEREAS, the parties desire to amend and restate the Agreement as set forth herein;

NOW, THEREFORE, in consideration of the mutual promises and undertakings herein contained and for other good and valuable consideration, the receipt and adequacy of which is acknowledged by each of the parties, the Officer and the Company agree as follows:

1. Term of the Agreement and Renewal. The term of this Agreement shall be for a period beginning September 13, 1999, and ending December 31, 2001. On January 1, 2002, and on January 1 of each period of three (3) years thereafter (in each case such date to be a "Renewal Date") this Agreement automatically shall be renewed for an additional three (3) year term, unless at least one (1) year prior to any such Renewal Date, either party shall have given written notice to the other that such renewal shall not take place. Such notice may be given by the Company only upon the affirmative vote of the Compensation Committee of the Board of Directors.

2. Rights Upon Involuntary Termination of Employment. If, within twenty-four (24) months after the occurrence of a Change in Control Event, the Company terminates the Officer's employment for any reason other than Good Cause as defined in Paragraph 4, or if the Officer voluntarily terminates employment for Good Reason as defined in Paragraph 3, the Company shall provide the Officer with the following:

(a) Within thirty (30) days of such termination, a lump sum cash payment in an amount equal to the sum of:

(i) two hundred percent (200%) of the Officer's annual base salary in effect upon the date of the Change in Control Event, and

(ii) two hundred percent (200%) of the award the Officer would have received for the year in which such termination occurs, pursuant to the Maine Public Service Company Incentive Compensation Plan, assuming that his employment had not terminated and that for such year all applicable performance goals will be met.

(b) The continuation of the Officer's participation and the participation of his dependents (to the extent they were participating prior to his termination of employment) in the Company's health, life, disability and other employee benefit plans, programs and arrangements (excluding the Maine Public Service Company Pension Plan and the Maine Public Service Company Non-Union Retirement Savings Plan) for a period of twenty-four (24) months after such termination as if he were still employed during such period; provided, however, if such participation in any such plan, program or arrangement is specifically prohibited by the terms thereof, the Company shall provide the Officer (and his dependents) with benefits substantially similar to those which he was entitled to receive under such plan, program or arrangement immediately prior to his termination of employment. Additionally, at the end of any period of such coverage, the Officer shall have the right to have assigned to him, for the cash surrender value thereof, any assignable insurance owned by the Company on the life of the Officer. For purposes of this Paragraph 2(b), any employee benefit determined with reference to the Officer's compensation or earnings shall be based on his annual base salary unless otherwise provided under the terms of the applicable employee benefit plan, program or arrangement.

(c) The Company shall pay the Officer an amount equal to the award he would have been entitled to receive under the Company's Incentive Compensation Plan, if his employment had not terminated, based on the base salary he had earned as of his termination date, and assuming that for such year all applicable performance goals will be met. Such payment shall be made within ninety (90) days after his employment terminates.

3. Termination for Good Reason. For purposes of this Agreement, termination by the Officer of his employment for "Good Reason," except upon the Officer's express written consent otherwise, shall mean:

(a) the assignment of duties to the Officer which:

(i) are materially different from his duties immediately prior to the Change in Control Event, or

(ii) result in his having significantly less authority or responsibility than he had prior to the Change in Control Event; or

(b) the Officer's removal from, or any failure to re-elect him to, any position he held immediately prior to the Change in Control Event with either the Company or any majority-owned subsidiary; or

(c) a reduction of the Officer's annual base salary in effect on the date of the Change in Control Event or as the same may be increased from time to time thereafter; or

(d) the Company's transferring or assigning the Officer to a place of employment more than twenty-five (25) miles from Presque Isle, Maine, except for required business travel to an extent substantially consistent with his business travel obligations immediately prior to the Change in Control Event; or

(e) the Company's failure to provide the Officer with substantially the same health, life and other employee benefit plans, programs and arrangements (specifically including the Company's compensation and incentive plans, as the same may be amended in the future), and substantially the same perquisites of employment, as provided to him immediately prior to the Change in Control Event or as the same may be increased thereafter; or

(f) the Company's failure to provide the Officer with substantially the same support staff as provided to him immediately prior to the Change in Control Event; or

(g) the Company's failure to increase the Officer's salary, employee benefits or perquisites of employment in a manner or amount commensurate with increases provided to the Company's other executive officers; or

(h) the Company's failure to obtain from any successor a satisfactory agreement to assume and perform the terms of this Agreement.

4. Termination by Reason of Death or for Good Cause. Notwithstanding any provision of this Agreement to the contrary, no benefits are payable hereunder upon the Officer's death prior to his involuntary termination of employment pursuant to Paragraph 2 or voluntary termination of employment for Good Reason pursuant to Paragraph 3. The Company retains the right to terminate the Officer for "Good Cause," in which event he shall not be entitled to receive any payment or benefits pursuant to this Agreement. "Good Cause" shall mean:

(a) the Officer's conviction, by a court of competent jurisdiction, of a crime adversely reflecting on his honesty, trustworthiness or fitness to carry out the responsibilities of his position with the Company in other respects; or

(b) a willful breach by him of any material duty or obligation imposed upon him under the terms of his employment, as those terms existed immediately prior to any Change in Control Event, and his failure to cure such breach within thirty (30) days after receiving notice thereof from the Company.

5. "Change in Control Event." Each of the following events shall constitute a "Change in Control Event" for purposes of this Agreement:

(a) Any person acquires beneficial ownership of Company securities and is or thereby becomes a beneficial owner of securities entitling such person to exercise twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding stock.

For purposes of this Agreement, "beneficial ownership" shall be determined in accordance with Regulation 13D under the Securities Exchange Act of 1934, or any similar successor regulation or rule; and the term "person" shall include any natural person, corporation, partnership, trust or association, or any group or combination thereof, whose ownership of Company securities would be required to be reported under such Regulation 13D, or any similar successor regulation or rule.

(b) The Company ceases to be a reporting company pursuant to Section 13(a) of the Securities Exchange Act of 1934 or any similar successor provision.

(c) The number of the Company's Outside Directors, as defined herein, is decreased by more than fifty percent (50%) in any twenty-five (25) month period or the number of the Company's directors is increased such that the Outside Directors constitute less than a majority of the Board.

(d) Within any twenty-five (25) month period, individuals who were Outside Directors at the beginning of such period, together with any other Outside Directors first elected as directors of the Company pursuant to nominations approved or ratified by at least two-thirds (2/3) of the Outside Directors in office immediately prior to such respective elections, cease to constitute a majority of the board of directors of the Company.

(e) The Company is subject to a change in control which would require reporting in response to Item 1 of Form 8-K under Regulation 13a-11 promulgated under the Securities Exchange Act of 1934, as amended, or any similar successor statute or rule, whether or not the Company is a reporting company under such Act.

(f) The Company's stockholders approve:

(i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Company common stock would be converted into cash, securities or other property, other than a merger or consolidation of the Company in which the holders of the Company's common stock immediately prior to the merger or consolidation have substantially the same proportionate ownership and voting control of the surviving corporation immediately after the merger or consolidation; or

(ii) any sale, lease, exchange, liquidation or other transfer (in one transaction or a series of transactions) of all or substantially all of the assets of the Company.

Notwithstanding subparagraphs (i) and (ii) above, the term "Change in Control Event" shall not include a consolidation, merger, or other reorganization if upon consummation of such transaction all of the outstanding voting stock of the Company is owned, directly or indirectly, by a holding company, and the holders of the Company's common stock immediately prior to the transaction have substantially the same proportionate ownership and voting control of the holding company.

6. Outside Directors. For purposes of this Agreement, an "Outside Director" as of a given date shall mean a member of the Company's board of directors who has been a director of the Company throughout the six (6) months prior to such date and who has not been an employee of the Company at any time during such six (6) month period.

7. Notices. Any and all notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when deposited in the United States mails, certified or registered mail, postage prepaid and addressed as follows:

To the Officer: Stephen A. Johnson

87 Dupont Drive

Presque Isle, Maine 04769-2920

To the Company: Maine Public Service Company

P. 0. Box 1209

Presque Isle, Maine 04769-1209

Either party may change by notice to the other the address to which notices to it are to be addressed.

8. Applicable Law, Taxes, Binding Agreement, Severability, Construction.

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

(c) This Agreement shall be binding upon and inure to the benefit of the Officer, his heirs, assigns, executors and legal representatives; and the Company, its successors and assigns.

(d) If any provision of this Agreement shall be held invalid or unenforceable by a court of competent jurisdiction, the remainder of this Agreement shall not be affected thereby.

(e) The Outside Directors shall have the authority to construe and interpret this Agreement on behalf of the Company, and any such determination by the Outside Directors shall be conclusive on the Company.

9. Limitation on Amount to be Paid. If payment of any amount under this Agreement would cause the Officer to be subject to an excise tax pursuant to Section 4999 of the Internal Revenue Code (as amended from time to time) or the regulations thereunder, then such amount shall not be paid to the extent necessary to avoid the imposition of such tax. The preceding sentence shall apply only if the aggregate amount payable to the Officer or for his benefit under the Agreement, after payment of such excise tax, would be less than the aggregate amount payable in accordance with the preceding sentence.

10. Funding. This Agreement shall not be construed to create or require the Company to create a trust or to otherwise act to fund the amounts payable hereunder.

11. Assignment. Except as required by law, the right to receive payments hereunder shall not be subject to alienation, assignment, garnishment, attachment, execution or levy of any kind, and any attempt to cause such payments to be so subject shall not be recognized by the Company.

12. Execution of Further Documents. In the event the Officer receives payments or benefits pursuant to the terms hereof and the Company's independent counsel deems it necessary for the Company to receive a release or other acknowledgment, the Officer agrees to execute any such document, as may be reasonably required as a condition of his receipt of such payment or benefits.

13. Amendment and Waiver. The Agreement may be amended only in writing, by the parties hereto, and no condition or provision of the Agreement may be waived except in writing. Waiver by either party at any time of the other party's breach of, or failure to comply with, any condition or provision of this Agreement to be performed by such other party shall not be deemed a waiver of any other provision or condition at the same time or of any provision or condition at any prior or subsequent time, unless specifically stated therein.

14. Arbitration. In recognition of the mutual benefits of arbitration, the parties hereby agree that arbitration as provided for herein shall be the exclusive remedy for resolving any claim or dispute arising under this Agreement, and hereby mutually waive any and all other remedies at law or in equity for determining any such claim or dispute.

(a) Any arbitration under this Agreement, and any related judicial proceeding, shall be initiated and shall proceed pursuant to the provisions of the Maine Uniform Arbitration Act (the "Act") and, to the extent consistent with the Act, the then prevailing rules of the American Arbitration Association (the "Association") for labor and employment contracts. To initiate arbitration hereunder, demand shall be given in writing to the Association and the other party no later than one year after the claim arises. Any claim for which such demand is not made within one year after the claim arises shall be barred and discharged absolutely.

(b) Any arbitration under this Agreement shall be before a single arbitrator, and an award in such arbitration may include only damages which the arbitrator determines to be due under express provisions of this Agreement. The arbitrator shall have no authority to award any other damages, including without limitation, consequential and exemplary damages. Any award in arbitration shall be subject to enforcement and appeal pursuant to the Act.

(c) The parties shall share equally all costs and fees charged by the Association or the arbitrator.

15. No Additional Effect. Except as expressly provided herein, nothing contained herein shall be construed to provide the Officer with any specific period of employment, right to be retained in the service of the Company or other rights, nor shall this Agreement be construed to otherwise limit the rights of the Company to discharge or take other action with respect to the Officer.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

Witness: MAINE PUBLIC SERVICE COMPANY

/s/ Alice E. Shepard By /s/ Nathan L. Grass

Its Chairman, Executive Compensation

Committee

/s/ Marilyn Bouchard /s/ S. A. Johnson

Officer Stephen A. Johnson

Exhibit 10(p)

EMPLOYMENT CONTINUITY AGREEMENT

This Agreement made as of this 5th day of November, 1999, but effective September 13, 1999, by and between MAINE PUBLIC SERVICE COMPANY, a Maine corporation with its principal place of business in Presque Isle, Maine (the "Company") and Larry E. LaPlante of Presque Isle, Maine, ("Officer").

WHEREAS, the Officer has been employed by the Company in a senior management capacity for over 14 years, and is now its Vice President, Treasurer and Chief Financial Officer; and

WHEREAS, the Officer's knowledge of the Company's affairs and his experience are critical to the protection and enhancement of the best interests of the Company, its employees, ratepayers and stockholders; and

WHEREAS, in the current business climate acquisitions of smaller, independently-operated utility companies is common; and

WHEREAS, the Company desires to assure itself of the continued employment of the Officer and the benefit of his independent judgment in the operation of the Company, particularly in the event that any such acquisition was being considered, in light of the disruption resulting from such event;

WHEREAS, the Company and the Officer entered into an Employment Continuity Agreement, dated May 9, 1989; and

WHEREAS, Section 14 of the Agreement provides that the Agreement may be amended in writing by the parties; and

WHEREAS, the parties desire to amend and restate the Agreement as set forth herein;

NOW, THEREFORE, in consideration of the mutual promises and undertakings herein contained and for other good and valuable consideration, the receipt and adequacy of which is acknowledged by each of the parties, the Officer and the Company agree as follows:

1. Term of the Agreement and Renewal. The term of this Agreement shall be for a period beginning September 13, 1999, and ending December 31, 2001. On January 1, 2002, and on January 1 of each period of three (3) years thereafter (in each case such date to be a "Renewal Date") this Agreement automatically shall be renewed for an additional three (3) year term, unless at least one (1) year prior to any such Renewal Date, either party shall have given written notice to the other that such renewal shall not take place. Such notice may be given by the Company only upon the affirmative vote of the Compensation Committee of the Board of Directors.

2. Rights Upon Involuntary Termination of Employment. If, within twenty-four (24) months after the occurrence of a Change in Control Event, the Company terminates the Officer's employment for any reason other than Good Cause as defined in Paragraph 4, or if the Officer voluntarily terminates employment for Good Reason as defined in Paragraph 3, the Company shall provide the Officer with the following:

(a) Within thirty (30) days of such termination, a lump sum cash payment in an amount equal to the sum of:

(i) two hundred percent (200%) of the Officer's annual base salary in effect upon the date of the Change in Control Event, and

(ii) two hundred percent (200%) of the award the Officer would have received for the year in which such termination occurs, pursuant to the Maine Public Service Company Incentive Compensation Plan, assuming that his employment had not terminated and that for such year all applicable performance goals will be met.

(b) The continuation of the Officer's participation and the participation of his dependents (to the extent they were participating prior to his termination of employment) in the Company's health, life, disability and other employee benefit plans, programs and arrangements (excluding the Maine Public Service Company Pension Plan and the Maine Public Service Company Non-Union Retirement Savings Plan) for a period of twenty-four (24) months after such termination as if he were still employed during such period; provided, however, if such participation in any such plan, program or arrangement is specifically prohibited by the terms thereof, the Company shall provide the Officer (and his dependents) with benefits substantially similar to those which he was entitled to receive under such plan, program or arrangement immediately prior to his termination of employment. Additionally, at the end of any period of such coverage, the Officer shall have the right to have assigned to him, for the cash surrender value thereof, any assignable insurance owned by the Company on the life of the Officer. For purposes of this Paragraph 2(b), any employee benefit determined with reference to the Officer's compensation or earnings shall be based on his annual base salary unless otherwise provided under the terms of the applicable employee benefit plan, program or arrangement.

(c) The Company shall pay the Officer an amount equal to the award he would have been entitled to receive under the Company's Incentive Compensation Plan, if his employment had not terminated, based on the base salary he had earned as of his termination date, and assuming that for such year all applicable performance goals will be met. Such payment shall be made within ninety (90) days after his employment terminates.

3. Termination for Good Reason. For purposes of this Agreement, termination by the Officer of his employment for "Good Reason," except upon the Officer's express written consent otherwise, shall mean:

(a) the assignment of duties to the Officer which:

(i) are materially different from his duties immediately prior to the Change in Control Event, or

(ii) result in his having significantly less authority or responsibility than he had prior to the Change in Control Event; or

(b) the Officer's removal from, or any failure to re-elect him to, any position he held immediately prior to the Change in Control Event with either the Company or any majority-owned subsidiary; or

(c) a reduction of the Officer's annual base salary in effect on the date of the Change in Control Event or as the same may be increased from time to time thereafter; or

(d) the Company's transferring or assigning the Officer to a place of employment more than twenty-five (25) miles from Presque Isle, Maine, except for required business travel to an extent substantially consistent with his business travel obligations immediately prior to the Change in Control Event; or

(e) the Company's failure to provide the Officer with substantially the same health, life and other employee benefit plans, programs and arrangements (specifically including the Company's compensation and incentive plans, as the same may be amended in the future), and substantially the same perquisites of employment, as provided to him immediately prior to the Change in Control Event or as the same may be increased thereafter; or

(f) the Company's failure to provide the Officer with substantially the same support staff as provided to him immediately prior to the Change in Control Event; or

(g) the Company's failure to increase the Officer's salary, employee benefits or perquisites of employment in a manner or amount commensurate with increases provided to the Company's other executive officers; or

(h) the Company's failure to obtain from any successor a satisfactory agreement to assume and perform the terms of this Agreement.

4. Termination by Reason of Death or for Good Cause. Notwithstanding any provision of this Agreement to the contrary, no benefits are payable hereunder upon the Officer's death prior to his involuntary termination of employment pursuant to Paragraph 2 or voluntary termination of employment for Good Reason pursuant to Paragraph 3. The Company retains the right to terminate the Officer for "Good Cause," in which event he shall not be entitled to receive any payment or benefits pursuant to this Agreement. "Good Cause" shall mean:

(a) the Officer's conviction, by a court of competent jurisdiction, of a crime adversely reflecting on his honesty, trustworthiness or fitness to carry out the responsibilities of his position with the Company in other respects; or

(b) a willful breach by him of any material duty or obligation imposed upon him under the terms of his employment, as those terms existed immediately prior to any Change in Control Event, and his failure to cure such breach within thirty (30) days after receiving notice thereof from the Company.

5. "Change in Control Event." Each of the following events shall constitute a "Change in Control Event" for purposes of this Agreement:

(a) Any person acquires beneficial ownership of Company securities and is or thereby becomes a beneficial owner of securities entitling such person to exercise twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding stock.

For purposes of this Agreement, "beneficial ownership" shall be determined in accordance with Regulation 13D under the Securities Exchange Act of 1934, or any similar successor regulation or rule; and the term "person" shall include any natural person, corporation, partnership, trust or association, or any group or combination thereof, whose ownership of Company securities would be required to be reported under such Regulation 13D, or any similar successor regulation or rule.

(b) The Company ceases to be a reporting company pursuant to Section 13(a) of the Securities Exchange Act of 1934 or any similar successor provision.

(c) The number of the Company's Outside Directors, as defined herein, is decreased by more than fifty percent (50%) in any twenty-five (25) month period or the number of the Company's directors is increased such that the Outside Directors constitute less than a majority of the Board.

(d) Within any twenty-five (25) month period, individuals who were Outside Directors at the beginning of such period, together with any other Outside Directors first elected as directors of the Company pursuant to nominations approved or ratified by at least two-thirds (2/3) of the Outside Directors in office immediately prior to such respective elections, cease to constitute a majority of the board of directors of the Company.

(e) The Company is subject to a change in control which would require reporting in response to Item 1 of Form 8-K under Regulation 13a-11 promulgated under the Securities Exchange Act of 1934, as amended, or any similar successor statute or rule, whether or not the Company is a reporting company under such Act.

(f) The Company's stockholders approve:

(i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Company common stock would be converted into cash, securities or other property, other than a merger or consolidation of the Company in which the holders of the Company's common stock immediately prior to the merger or consolidation have substantially the same proportionate ownership and voting control of the surviving corporation immediately after the merger or consolidation; or

(ii) any sale, lease, exchange, liquidation or other transfer (in one transaction or a series of transactions) of all or substantially all of the assets of the Company.

Notwithstanding subparagraphs (i) and (ii) above, the term "Change in Control Event" shall not include a consolidation, merger, or other reorganization if upon consummation of such transaction all of the outstanding voting stock of the Company is owned, directly or indirectly, by a holding company, and the holders of the Company's common stock immediately prior to the transaction have substantially the same proportionate ownership and voting control of the holding company.

6. Outside Directors. For purposes of this Agreement, an "Outside Director" as of a given date shall mean a member of the Company's board of directors who has been a director of the Company throughout the six (6) months prior to such date and who has not been an employee of the Company at any time during such six (6) month period.

7. Notices. Any and all notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when deposited in the United States mails, certified or registered mail, postage prepaid and addressed as follows:

To the Officer: Larry E. LaPlante

125 Fleetwood Street

Presque Isle, Maine 04769-3031

To the Company: Maine Public Service Company

P. 0. Box 1209

Presque Isle, Maine 04769-1209

Either party may change by notice to the other the address to which notices to it are to be addressed.

8. Applicable Law, Taxes, Binding Agreement, Severability, Construction.

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

(c) This Agreement shall be binding upon and inure to the benefit of the Officer, his heirs, assigns, executors and legal representatives; and the Company, its successors and assigns.

(d) If any provision of this Agreement shall be held invalid or unenforceable by a court of competent jurisdiction, the remainder of this Agreement shall not be affected thereby.

(e) The Outside Directors shall have the authority to construe and interpret this Agreement on behalf of the Company, and any such determination by the Outside Directors shall be conclusive on the Company.

9. Limitation on Amount to be Paid. If payment of any amount under this Agreement would cause the Officer to be subject to an excise tax pursuant to Section 4999 of the Internal Revenue Code (as amended from time to time) or the regulations thereunder, then such amount shall not be paid to the extent necessary to avoid the imposition of such tax. The preceding sentence shall apply only if the aggregate amount payable to the Officer or for his benefit under the Agreement, after payment of such excise tax, would be less than the aggregate amount payable in accordance with the preceding sentence.

10. Funding. This Agreement shall not be construed to create or require the Company to create a trust or to otherwise act to fund the amounts payable hereunder.

11. Assignment. Except as required by law, the right to receive payments hereunder shall not be subject to alienation, assignment, garnishment, attachment, execution or levy of any kind, and any attempt to cause such payments to be so subject shall not be recognized by the Company.

12. Execution of Further Documents. In the event the Officer receives payments or benefits pursuant to the terms hereof and the Company's independent counsel deems it necessary for the Company to receive a release or other acknowledgment, the Officer agrees to execute any such document, as may be reasonably required as a condition of his receipt of such payment or benefits.

13. Amendment and Waiver. The Agreement may be amended only in writing, by the parties hereto, and no condition or provision of the Agreement may be waived except in writing. Waiver by either party at any time of the other party's breach of, or failure to comply with, any condition or provision of this Agreement to be performed by such other party shall not be deemed a waiver of any other provision or condition at the same time or of any provision or condition at any prior or subsequent time, unless specifically stated therein.

14. Arbitration. In recognition of the mutual benefits of arbitration, the parties hereby agree that arbitration as provided for herein shall be the exclusive remedy for resolving any claim or dispute arising under this Agreement, and hereby mutually waive any and all other remedies at law or in equity for determining any such claim or dispute.

(a) Any arbitration under this Agreement, and any related judicial proceeding, shall be initiated and shall proceed pursuant to the provisions of the Maine Uniform Arbitration Act (the "Act") and, to the extent consistent with the Act, the then prevailing rules of the American Arbitration Association (the "Association") for labor and employment contracts. To initiate arbitration hereunder, demand shall be given in writing to the Association and the other party no later than one year after the claim arises. Any claim for which such demand is not made within one year after the claim arises shall be barred and discharged absolutely.

(b) Any arbitration under this Agreement shall be before a single arbitrator, and an award in such arbitration may include only damages which the arbitrator determines to be due under express provisions of this Agreement. The arbitrator shall have no authority to award any other damages, including without limitation, consequential and exemplary damages. Any award in arbitration shall be subject to enforcement and appeal pursuant to the Act.

(c) The parties shall share equally all costs and fees charged by the Association or the arbitrator.

15. No Additional Effect. Except as expressly provided herein, nothing contained herein shall be construed to provide the Officer with any specific period of employment, right to be retained in the service of the Company or other rights, nor shall this Agreement be construed to otherwise limit the rights of the Company to discharge or take other action with respect to the Officer.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

Witness: MAINE PUBLIC SERVICE COMPANY

/s/ Alice E. Shepard By /s/ Nathan L. Grass

Its Chairman, Executive Compensation

Committee

/s/ Marilyn Bouchard /s/ L. E. LaPlante

Officer Larry E. LaPlante

Exhibit 10(q)

EMPLOYMENT CONTINUITY AGREEMENT

This Agreement made as of this 5th day of November, 1999, but effective September 13, 1999, by and between MAINE PUBLIC SERVICE COMPANY, a Maine corporation with its principal place of business in Presque Isle, Maine (the "Company") and William L. Cyr of Presque Isle, Maine, ("Officer").

WHEREAS, the Officer has been employed by the Company in a management capacity for over 3 years, and is now its Assistant Vice President, Power Delivery; and

WHEREAS, the Officer's knowledge of the Company's affairs and his experience are critical to the protection and enhancement of the best interests of the Company, its employees, ratepayers and stockholders; and

WHEREAS, in the current business climate acquisitions of smaller, independently-operated utility companies is common; and

WHEREAS, the Company desires to assure itself of the continued employment of the Officer and the benefit of his independent judgment in the operation of the Company, particularly in the event that any such acquisition was being considered, in light of the disruption resulting from such event;

NOW, THEREFORE, in consideration of the mutual promises and undertakings herein contained and for other good and valuable consideration, the receipt and adequacy of which is acknowledged by each of the parties, the Officer and the Company agree as follows:

1. Term of the Agreement and Renewal. The term of this Agreement shall be for a period beginning September 13, 1999, and ending December 31, 2001. On January 1, 2002, and on January 1 of each period of three (3) years thereafter (in each case such date to be a "Renewal Date") this Agreement automatically shall be renewed for an additional three (3) year term, unless at least one (1) year prior to any such Renewal Date, either party shall have given written notice to the other that such renewal shall not take place. Such notice may be given by the Company only upon the affirmative vote of the Compensation Committee of the Board of Directors.

2. Rights Upon Involuntary Termination of Employment. If, within twenty-four (24) months after the occurrence of a Change in Control Event, the Company terminates the Officer's employment for any reason other than Good Cause as defined in Paragraph 4, or if the Officer voluntarily terminates employment for Good Reason as defined in Paragraph 3, the Company shall provide the Officer with the following:

(a) Within thirty (30) days of such termination, a lump sum cash payment in an amount equal to the sum of:

(i) two hundred percent (200%) of the Officer's annual base salary in effect upon the date of the Change in Control Event, and

(ii) two hundred percent (200%) of the award the Officer would have received for the year in which such termination occurs, pursuant to the Maine Public Service Company Incentive Compensation Plan, assuming that his employment had not terminated and that for such year all applicable performance goals will be met.

(b) The continuation of the Officer's participation and the participation of his dependents (to the extent they were participating prior to his termination of employment) in the Company's health, life, disability and other employee benefit plans, programs and arrangements (excluding the Maine Public Service Company Pension Plan and the Maine Public Service Company Non-Union Retirement Savings Plan) for a period of twenty-four (24) months after such termination as if he were still employed during such period; provided, however, if such participation in any such plan, program or arrangement is specifically prohibited by the terms thereof, the Company shall provide the Officer (and his dependents) with benefits substantially similar to those which he was entitled to receive under such plan, program or arrangement immediately prior to his termination of employment. Additionally, at the end of any period of such coverage, the Officer shall have the right to have assigned to him, for the cash surrender value thereof, any assignable insurance owned by the Company on the life of the Officer. For purposes of this Paragraph 2(b), any employee benefit determined with reference to the Officer's compensation or earnings shall be based on his annual base salary unless otherwise provided under the terms of the applicable employee benefit plan, program or arrangement.

(c) The Company shall pay the Officer an amount equal to the award he would have been entitled to receive under the Company's Incentive Compensation Plan, if his employment had not terminated, based on the base salary he had earned as of his termination date, and assuming that for such year all applicable performance goals will be met. Such payment shall be made within ninety (90) days after his employment terminates.

3. Termination for Good Reason. For purposes of this Agreement, termination by the Officer of his employment for "Good Reason," except upon the Officer's express written consent otherwise, shall mean:

(a) the assignment of duties to the Officer which:

(i) are materially different from his duties immediately prior to the Change in Control Event, or

(ii) result in his having significantly less authority or responsibility than he had prior to the Change in Control Event; or

(b) the Officer's removal from, or any failure to re-elect him to, any position he held immediately prior to the Change in Control Event with either the Company or any majority-owned subsidiary; or

(c) a reduction of the Officer's annual base salary in effect on the date of the Change in Control Event or as the same may be increased from time to time thereafter; or

(d) the Company's transferring or assigning the Officer to a place of employment more than twenty-five (25) miles from Presque Isle, Maine, except for required business travel to an extent substantially consistent with his business travel obligations immediately prior to the Change in Control Event; or

(e) the Company's failure to provide the Officer with substantially the same health, life and other employee benefit plans, programs and arrangements (specifically including the Company's compensation and incentive plans, as the same may be amended in the future), and substantially the same perquisites of employment, as provided to him immediately prior to the Change in Control Event or as the same may be increased thereafter; or

(f) the Company's failure to provide the Officer with substantially the same support staff as provided to him immediately prior to the Change in Control Event; or

(g) the Company's failure to increase the Officer's salary, employee benefits or perquisites of employment in a manner or amount commensurate with increases provided to the Company's other executive officers; or

(h) the Company's failure to obtain from any successor a satisfactory agreement to assume and perform the terms of this Agreement.

4. Termination by Reason of Death or for Good Cause. Notwithstanding any provision of this Agreement to the contrary, no benefits are payable hereunder upon the Officer's death prior to his involuntary termination of employment pursuant to Paragraph 2 or voluntary termination of employment for Good Reason pursuant to Paragraph 3. The Company retains the right to terminate the Officer for "Good Cause," in which event he shall not be entitled to receive any payment or benefits pursuant to this Agreement. "Good Cause" shall mean:

(a) the Officer's conviction, by a court of competent jurisdiction, of a crime adversely reflecting on his honesty, trustworthiness or fitness to carry out the responsibilities of his position with the Company in other respects; or

(b) a willful breach by him of any material duty or obligation imposed upon him under the terms of his employment, as those terms existed immediately prior to any Change in Control Event, and his failure to cure such breach within thirty (30) days after receiving notice thereof from the Company.

5. "Change in Control Event." Each of the following events shall constitute a "Change in Control Event" for purposes of this Agreement:

(a) Any person acquires beneficial ownership of Company securities and is or thereby becomes a beneficial owner of securities entitling such person to exercise twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding stock.

For purposes of this Agreement, "beneficial ownership" shall be determined in accordance with Regulation 13D under the Securities Exchange Act of 1934, or any similar successor regulation or rule; and the term "person" shall include any natural person, corporation, partnership, trust or association, or any group or combination thereof, whose ownership of Company securities would be required to be reported under such Regulation 13D, or any similar successor regulation or rule.

(b) The Company ceases to be a reporting company pursuant to Section 13(a) of the Securities Exchange Act of 1934 or any similar successor provision.

(c) The number of the Company's Outside Directors, as defined herein, is decreased by more than fifty percent (50%) in any twenty-five (25) month period or the number of the Company's directors is increased such that the Outside Directors constitute less than a majority of the Board.

(d) Within any twenty-five (25) month period, individuals who were Outside Directors at the beginning of such period, together with any other Outside Directors first elected as directors of the Company pursuant to nominations approved or ratified by at least two-thirds (2/3) of the Outside Directors in office immediately prior to such respective elections, cease to constitute a majority of the board of directors of the Company.

(e) The Company is subject to a change in control which would require reporting in response to Item 1 of Form 8-K under Regulation 13a-11 promulgated under the Securities Exchange Act of 1934, as amended, or any similar successor statute or rule, whether or not the Company is a reporting company under such Act.

(f) The Company's stockholders approve:

(i) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Company common stock would be converted into cash, securities or other property, other than a merger or consolidation of the Company in which the holders of the Company's common stock immediately prior to the merger or consolidation have substantially the same proportionate ownership and voting control of the surviving corporation immediately after the merger or consolidation; or

(ii) any sale, lease, exchange, liquidation or other transfer (in one transaction or a series of transactions) of all or substantially all of the assets of the Company.

Notwithstanding subparagraphs (i) and (ii) above, the term "Change in Control Event" shall not include a consolidation, merger, or other reorganization if upon consummation of such transaction all of the outstanding voting stock of the Company is owned, directly or indirectly, by a holding company, and the holders of the Company's common stock immediately prior to the transaction have substantially the same proportionate ownership and voting control of the holding company.

6. Outside Directors. For purposes of this Agreement, an "Outside Director" as of a given date shall mean a member of the Company's board of directors who has been a director of the Company throughout the six (6) months prior to such date and who has not been an employee of the Company at any time during such six (6) month period.

7. Notices. Any and all notices required or permitted to be given hereunder shall be in writing and shall be deemed to have been given when deposited in the United States mails, certified or registered mail, postage prepaid and addressed as follows:

To the Officer: William L. Cyr

P.O. Box 1881

Presque Isle, Maine 04769-1881

To the Company: Maine Public Service Company

P. 0. Box 1209

Presque Isle, Maine 04769-1209

Either party may change by notice to the other the address to which notices to it are to be addressed.

8. Applicable Law, Taxes, Binding Agreement, Severability, Construction.

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

(c) This Agreement shall be binding upon and inure to the benefit of the Officer, his heirs, assigns, executors and legal representatives; and the Company, its successors and assigns.

(d) If any provision of this Agreement shall be held invalid or unenforceable by a court of competent jurisdiction, the remainder of this Agreement shall not be affected thereby.

(e) The Outside Directors shall have the authority to construe and interpret this Agreement on behalf of the Company, and any such determination by the Outside Directors shall be conclusive on the Company.

9. Limitation on Amount to be Paid. If payment of any amount under this Agreement would cause the Officer to be subject to an excise tax pursuant to Section 4999 of the Internal Revenue Code (as amended from time to time) or the regulations thereunder, then such amount shall not be paid to the extent necessary to avoid the imposition of such tax. The preceding sentence shall apply only if the aggregate amount payable to the Officer or for his benefit under the Agreement, after payment of such excise tax, would be less than the aggregate amount payable in accordance with the preceding sentence.

10. Funding. This Agreement shall not be construed to create or require the Company to create a trust or to otherwise act to fund the amounts payable hereunder.

11. Assignment. Except as required by law, the right to receive payments hereunder shall not be subject to alienation, assignment, garnishment, attachment, execution or levy of any kind, and any attempt to cause such payments to be so subject shall not be recognized by the Company.

12. Execution of Further Documents. In the event the Officer receives payments or benefits pursuant to the terms hereof and the Company's independent counsel deems it necessary for the Company to receive a release or other acknowledgment, the Officer agrees to execute any such document, as may be reasonably required as a condition of his receipt of such payment or benefits.

13. Amendment and Waiver. The Agreement may be amended only in writing, by the parties hereto, and no condition or provision of the Agreement may be waived except in writing. Waiver by either party at any time of the other party's breach of, or failure to comply with, any condition or provision of this Agreement to be performed by such other party shall not be deemed a waiver of any other provision or condition at the same time or of any provision or condition at any prior or subsequent time, unless specifically stated therein.

14. Arbitration. In recognition of the mutual benefits of arbitration, the parties hereby agree that arbitration as provided for herein shall be the exclusive remedy for resolving any claim or dispute arising under this Agreement, and hereby mutually waive any and all other remedies at law or in equity for determining any such claim or dispute.

(a) Any arbitration under this Agreement, and any related judicial proceeding, shall be initiated and shall proceed pursuant to the provisions of the Maine Uniform Arbitration Act (the "Act") and, to the extent consistent with the Act, the then prevailing rules of the American Arbitration Association (the "Association") for labor and employment contracts. To initiate arbitration hereunder, demand shall be given in writing to the Association and the other party no later than one year after the claim arises. Any claim for which such demand is not made within one year after the claim arises shall be barred and discharged absolutely.

(b) Any arbitration under this Agreement shall be before a single arbitrator, and an award in such arbitration may include only damages which the arbitrator determines to be due under express provisions of this Agreement. The arbitrator shall have no authority to award any other damages, including without limitation, consequential and exemplary damages. Any award in arbitration shall be subject to enforcement and appeal pursuant to the Act.

(c) The parties shall share equally all costs and fees charged by the Association or the arbitrator.

15. No Additional Effect. Except as expressly provided herein, nothing contained herein shall be construed to provide the Officer with any specific period of employment, right to be retained in the service of the Company or other rights, nor shall this Agreement be construed to otherwise limit the rights of the Company to discharge or take other action with respect to the Officer.

IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

Witness: MAINE PUBLIC SERVICE COMPANY

/s/ Alice E. Shepard By /s/ Nathan L. Grass Its Chairman, Executive Compensation

Committee

/s/ Paul R. Cariani /s/ William L. Cyr

Officer William L. Cyr

Exhibit 13

Maine Public Service Company

1999 Annual Report

We put a lot of energy into Northern Maine

(Inside Cover)

The primary goal of Maine Public Service Company is to provide reliable, economical electrical power to Northern Maine. The Company is an investor-owned electric utility with two wholly-owned subsidiaries, Maine and New Brunswick Electrical Power Company, Ltd., (Maine and New Brunswick) located at Tinker, New Brunswick, and Energy Atlantic, LLC (EA). It was a year of transition as the Company, on June 8, 1999, sold all generating assets, including the generating assets of Maine and New Brunswick as required under Maine's electric utility restructuring law. EA formally began operation in January, 1999 as the Company's unregulated marketing subsidiary and has begun providing electricity to retail customers in Maine effective March 1, 2000. Maine Public Service Company is committed to continue highly reliable service and delivery of energy to more than 35,000 retail customers in a 3,600 square mile service territory, at the lowest possible cost, while meeting the challenges of restructuring.

During 1999, Maine Public Service Company had a favorable mixture of energy sources made up of power produced by hydro-electric and oil-fueled facilities, as well as two independent wood-burning cogenerators. The system is strengthened by electrical interconnections with New Brunswick, Canada, allowing electrical support from the New Brunswick system and indirectly from the Hydro-Quebec system. Major business activities in the area center around the production of agricultural and forest products.

Table of Contents

Profile and Table of Contents Inside Front Cover

President's Letter 1-2

Energy Atlantic at A Glance 3-5

Analysis of Financial Condition

and Review of Operations -- 1999 6-15

Shareholder Information 15-16

Five-Year Summary of Selected Financial Data 16

Report of Independent Accountants 17

Financial Statements and Notes 18-35

Consolidated Financial Statistics 36-37

Consolidated Operating Statistics 38-39

Directors 40

Executive Officers and Stock

Transfer Information Inside Back Cover

Maine Public Service Company

209 State Street

P. O. Box 1209

Presque Isle, Maine 04769-1209

Tel. No. (207) 768-5811 - FAX No. (207) 764-6586

Home Page: http://www.mainepublicservice.com

E-Mail: mainepub@ mfx.net

(Photo)

Construction crews string new conductor to upgrade electrical system -- Maine Public Service Company's primary focus is on excellence in its regulated distribution business. In today's newly restructured utility environment, MPS continues to deliver electricity, maintain poles and wires, read meters, and answer customers' calls for assistance.

(Page 1-2)

President's Letter

to our Shareholders and

Employees

(Photo)

I am pleased to report that 1999 was an excellent year for your Company. Earnings were $2.48 per share versus $1.39 in 1998. This amount includes $.24 per share related to a tax benefit from the sale of generating assets. Without this one-time benefit, 1999 earnings would have been $2.24.

Due to our strong financial performance, we were able to increase the annual dividend from $1.00 to $1.20 on October 1, 1999. In addition to being a very profitable year, compared to recent years, 1999 was perhaps the most eventful year in the Company's history. Among our accomplishments, we completed the sale of our generating assets, successfully entered the new millennium without any Y2K related problems, and stipulated with the Maine Public Utilities Commission (MPUC) for transmission and distribution rates and stranded cost recovery beginning March 1, 2000. The success of Y2K can be attributed to the preparation and farsightedness of our employees.

A lot of planning and commitment of resources has gone into the preparation for restructuring and customer choice on March 1, 2000. The stipulation with the MPUC allows for a 10.7% return on equity based upon capitalization with a 51% equity ratio. We intend to use the proceeds from our generating asset sale to reduce debt and, as a result, our equity ratio will exceed 51% without further action on our part. Therefore, in order to reduce the equity ratio we have entered into a Common Stock Buyback Program, authorized by the MPUC, for up to 500,000 shares over a five-year period.

Energy Atlantic, LLC (EA), our unregulated power marketing subsidiary, has exceeded our expectations in its first year of operation and was awarded Standard Offer Service (SOS) for all residential and small non-residential customers in Central Maine Power Company's (CMP) Service territory for the two years beginning March 1, 2000. SOS is for customers who are unable or do not wish to choose a Competitive Electricity Provider (CEP). EA will supply power to approximately 525,000 customers with estimated sales of 3.2 million MWH. Although profit margins are small, SOS will provide EA with a solid customer base over the next two years and a foundation in which to develop the business. At a minimum, we believe that the profits from SOS will be sufficient to make EA self-supporting over the next two years. The competitive electric supply market has been slow to develop in Maine as well as other New England states, but we are hopeful that as the market matures EA will be well-positioned to be competitive and share in that market. EA entered into an agreement with Engage Energy, US, L.P. as its wholesale supplier, and our success in the competitive bidding process for SOS is certainly an indication of our ability to compete in a State-wide market.

Despite our accomplishments for the year, our stock did not perform as well as I had hoped. Nevertheless, MPS stock appreciated approximately 13.9% (exclusive of dividends) during 1999 and was one of the better performers in the Electric Utility Group as a whole compared to the majority of Electric Utility Stocks, which declined in 1999. The positive developments in 1999, such as the encouraging progress of EA, the completion of the profitable sale of our generation assets, and the sound financial health of the Company, will hopefully further benefit our shareholders in the new millennium.

We believe our future is bright with the regulated T&D Company operating efficiently in an economy that has improved each and every year since the closing of Loring Air Force Base. A major expansion was completed by McCain Foods, our largest customer, that is very helpful to the agricultural sector of our economy. The Loring Commerce Centre continues to attract new businesses, and we continue to work with all communities in our territory in pursuit of economic development.

As always, I appreciate your confidence and support and give full credit to our customers and employees for making this the banner year that it was.

Sincerely,

Paul R. Cariani

President and CEO

(Page 3)

Energy Atlantic ... Maine's Only Locally Owned and Operated

Competitive Electricity Supplier

The Changing Energy Marketplace

Energy Atlantic strongly supports deregulation of the electric power industry and welcomes an unregulated wholesale and retail energy marketplace in Maine. Energy Atlantic was established to give the consumers of Maine the power of choice when it comes to their electricity supplier, providing Maine people the option to keep money and jobs in Maine by choosing a LOCAL competitive provider. Currently, Energy Atlantic is the only Maine owned and operated competitive electricity supplier licensed by the Maine Public Utilities Commission (MPUC).

Energy Atlantic at A Glance

- Wholly-owned subsidiary of Maine Public Service Company (MPS)

- Headquartered in Presque Isle, Maine

- Twelve Employees

- Serving residential, commercial and industrial customers throughout the State of Maine

- 1999 Gross Wholesale Profits of $597,000, which partially offset the start-up costs

- Starting March 1, 2000, as the CMP Residential and Small Non-Residential Standard Offer Service Provider, Energy Atlantic will be the largest competitive supplier in Maine and one of the largest in New England. This arrangement is expected to generate net income in 2000, which is earlier than originally anticipated.

Energy Atlantic as an Electricity Supplier

Energy Atlantic is a new and progressive company strongly positioned to take advantage of the emerging trends in Maine's deregulated electricity market. 1999 was spent laying the foundation and building the infrastructure to make Energy Atlantic the preeminent competitive supplier in Maine. Our goal is to provide customers with exceptional customer service and the most competitive energy supply price on a consistent basis.

Winner of Standard Offer for Residential and Small Non-Residential customer class in Central Maine Power Company's territory.

Starting March 1, 2000, Energy Atlantic became the standard offer provider to almost 525,000 customers in southern and central Maine through February 2002. Energy Atlantic also received 20% of the Standard Offer Service for the medium commercial and industrial class in . . .

(Photo)

The Faces of

Energy Atlantic

Standing:

Annette N. Arribas, Marketing Manager;

Donald J. Theriault, Forecast Analyst;

Tim D. Brown, Pricing Manager;

Calvin D. Deschene, Director;

Barry E. Bartley, Account Executive;

Tim K. Charette, Energy Manager;

Lisa A. Wilcox, Customer Service Representative;

Seated:

C. Nan Carmichael, Customer Service Supervisor;

Terry C. Umphrey, Information Technology Manager;

Janis D. Currier, Administrative Assistant;

Not shown:

Michael W. Parquette, Account Executive

Stanley L. Baker, Information Systems Analyst

(Logo)

(Page 4)

. . . Maine Public Service Company's territory. The Maine Public Utilities Commission awarded both these contracts to Energy Atlantic.

Retail Sales

Prior to March 1, 2000, Energy Atlantic successfully signed retail contracts with individual customers for annual sales of 150,000 megawatt-hours throughout the State of Maine. Our focus for the remainder of 2000 will be to increase our retail sales, signing new customers at our location in the Aroostook Centre Mall, through our call center, and through the efforts of our Account Executives throughout Maine.

Behind The Scenes

Infrastructure Development

In forming Energy Atlantic, we have a unique opportunity to create a model energy services company for the State of Maine and beyond - and we are putting in place the infrastructure to support it. We have selected ICF Energy Vision 2000 (EV2K) software as our operating and reporting system. EV2K is a state-of-the-art web-based computer system, with integrated modules for forecasting, load profiling, settlement, accounts receivable, billing and customer information. By binding together all the company's key functions, our customer service capabilities are greatly enhanced.

In November 1999 Energy Atlantic passed all its EDI testing and received certification from Central Maine Power as an energy provider for Standard Offer Service. Full certification from CMP for retail business was acquired on December 24, 1999, making Energy Atlantic the first competitive supplier in the State to achieve this status. Certification for MPS followed in January 2000, with Bangor Hydro planning to do their certifications in early summer.

We have also established an in-house customer care center, ensuring the quality of service provided to our clients and prospective clients. We are committed to building long-term, mutually beneficial relationships and the first step in this process is providing prompt, knowledgeable and quality customer service and support.

Exclusive Supply Arrangement

In order to provide Energy Atlantic with a reliable, competitive source of supply of electricity for resale in the open marketplace, we have signed a wholesale power agreement with Engage Energy, US, L.P., exclusive to both us and to Engage. This agreement also provides us with much of the risk management necessary to operate successfully in a competitive market.

(Three Captioned Photos)

Keeping money and jobs in Maine is important to me.

Let's talk seriously about choice.

I think buying locally is important.

Do you think these people care where their power comes from?

You bet they do ... and so should you. In fact, everyone should under Maine's newly deregulated electrical industry. That's because only one electricity supply company is Maine owned and operated . . . Energy Atlantic.

(Logo)

(Page 5)

Wholesale Sales

During 1999, the wholesale function played an important role at Energy Atlantic, producing a gross wholesale profit of approximately $597,000. This success allowed us to offset a portion of the costs associated with the establishment of our new company.

More recently, our focus has been the development of our retail business. With the awarding of the standard offer contract in CMP territory, as well as increasing retail sales, our wholesale team is responsible for coordination of the information flow between Engage Energy and Energy Atlantic, as well as forecasting, scheduling and tagging of energy transactions.

Marketing

Our marketing objective for 1999 was to "brand" the Energy Atlantic name throughout the entire State as the only local choice for an energy supplier. By emphasizing our status as the only Maine owned and operated electricity supplier in the State, our messaging establishes Energy Atlantic as a trusted, knowledgeable educational resource for consumers during the transition and beyond.

An intensive branding/advertising campaign took place across the state during October and November of 1999, making Energy Atlantic a well-known name in Maine. In addition, the company has enjoyed a variety of positive editorial publicity from the largest and most respected newspapers, TV and radio stations in Maine.

With the goal of making Energy Atlantic the most visible energy marketer in Maine, the Marketing and Account Executive staff have and will continue to attend a wide range of trade shows across the State. By participating in a variety of educational seminars and Public forums, and having Account Executives in the field on a daily basis, Energy Atlantic has taken a leadership role and is building a reputation of reliability and Service excellence.

(Photo)

Visit Us at the Mall!

In selecting a location for our headquarters, we considered a variety of factors. Among these were convenience for our new customers, visibility to the public and a satisfying working atmosphere for our staff. We believe we achieved our objectives at our newly remodeled office at the Aroostook Centre Mall in Presque Isle. Our front lobby area has been transformed into a professional customer service center, and we welcome everyone to stop by and experience our friendly, local service. As the market develops further we also plan to open branch facilities in southern and central Maine.

In Conclusion

Charting a course in Maine's newly restructured market is a challenge to which Energy Atlantic has unhesitatingly risen. We are putting the resources in place to make this journey a success - one that brings long-term value to you, our shareholders.

Contact Us

By Phone: 1-888-373-7911

By e-mail: energy@energyatlantic.com

By Mail: PO Box 1148

Presque Isle, Me 04769-1148

Our Web Address: www.energyatlantic.com

(Page 6)

Analysis of Financial Condition and Review of Operations - 1999

RESULTS OF OPERATIONS

Operating Revenues and Energy Sales

Consolidated operating revenues and MWH sales for the years 1999, 1998, and 1997 are as follows:

Consolidated Operating Revenues and Megawatt Hours Sold

1999 1998 1997

Dollars MWH Dollars MWH Dollars MWH

Residential $ 21,708 170,481 $ 20,593 163,073 $ 20,391 167,368

Commercial & Industrial

- Large 10,596 149,979 10,249 144,228 9,452 134,741

Commercial & Industrial

- Small 19,462 183,424 18,363 173,168 17,419 168,976

Other Retail 1,249 7,477 1,340 10,006 1,468 13,323

Total Retail 53,015 511,361 50,545 490,475 48,730 484,408

Sales for Resale 1,551 42,224 1,893 56,013 2,168 57,578

Total Primary 54,566 553,585 52,438 546,488 50,898 541,986

Secondary Sales 10,985 348,363 2,337 67,380 2,140 52,648

Total Sales of Electricity 65,551 901,948 54,775 613,868 53,038 594,634

Other 1,905 1,852 2,034

Total Operating Revenues $ 67,456 $ 56,627 $ 55,072

Primary sales for 1999 were 553,585 MWH, approximately 1.3% and 2.1% higher than primary sales in 1998 and 1997, respectively. The retail sales component was 511,361 MWH, which was 20,886 MWH (4.3%) higher than 1998 and 26,953 MWH (5.6%) higher than 1997. In preparation for retail competition beginning on March 1, 2000, the Company converted all residential customers to monthly meter reading, while the majority had previously been read bi-monthly. Therefore, the conversion to monthly meter reading for residential customers accounted for the 7,408 MWH (4.5%) increase in 1999 residential sales and the 3,113 MWH (1.9%) increase compared to 1997. Unbilled revenues, recorded as other revenues to recognize electric service delivered but not billed as of December 31, 1999, decreased correspondingly. Large commercial and industrial sales increased by 5,751 MWH (4.0%) and 15,238 MWH (11.3%) in 1999 over 1998 and 1997, respectively, due to additional activity by food processors, as well as lumber and wood products customers. In addition, sales to small commercial and industrial customers were 183,424 MWH in 1999, an increase of 10,256 MWH (5.9%) and 14,448 MWH (8.6%) over sales in 1998 and 1997, respectively, primarily due to the utilization of the former Loring Air Force Base by small commercial customers. Other retail sales in 1999 were 7,477 MWH, a decrease of 2,529 MWH and 5,846 MWH from 1998 and 1997, respectively, as a result of the aforementioned re-utilization of the former Loring AFB. The sales for resale were 42,224 MWH in 1999, a 13,789 MWH (24.6%) decrease compared to 1998 with the termination of sales to Perth-Andover Light and Power as of the June 8, 1999 sale of the Company's generating assets.

During 1996 and 1997, the Company entered into long-term contracts with five of its largest customers. In exchange for discounts from the Company's standard rates, these customers agreed to purchase all their electrical requirements from the Company through the year 2000. All five of these customers produced evidence of hardship to continue operations in the area or were investigating self-generation, criteria that the Maine Public Utilities Commission (MPUC) reviewed before approving these load-retention contracts.

Secondary sales for 1999 of $10,985,000 were $8,648,000 higher than sales in 1998, reflecting the wholesale power marketing activity of Energy Atlantic, LLC (EA), the Company's unregulated marketing subsidiary. EA formally began operation in January, 1999 and had sales of $8,429,000. The remainder of the increase reflects the sale of all of the Company's entitlement to Wyman Unit No. 4, when available, for varying lengths of time at existing market rates. After June 8, 1999 when the Company sold its generating assets, including Wyman, the Company began to purchase Wyman energy and continued the secondary sales.

The MPUC has jurisdiction over retail rates. As more fully explained in the "Regulatory Proceedings - Four-Year Rate Stabilization Plan" section of this Annual Report, the MPUC approved the four-year rate plan effective January 1, 1996 and subsequently approved increases of 4.4%, 2.9% and 3.9% effective January 1, 1996, February 1, 1997 and February 1, 1998, respectively. For the final year of the rate plan, the MPUC approved a stipulation allowing a 3.66% specified rate increase as of April 1, 1999. Rather than increase customer rates, the MPUC allowed the recognition of these revenues as an offset to the available value from the sale of the generating assets. The 3.66% increase totaled $1,316,000 in 1999 and has been recorded as other revenue, where it was partially offset by a $949,000 decrease in unbilled revenue because of the transition to residential monthly meter reading, as previously mentioned.

(Page 7)

The Federal Energy Regulatory Commission (FERC) has jurisdiction over US wholesale rates, included as sales for resale in the previous table and discussion.

Energy Supply

The Company's sources of energy changed significantly with the June 8, 1999 sale of the generating assets, as more fully explained in the "Regulatory Proceedings - Generating Asset Sale" section of this Annual Report, and the increased purchases to supply Energy Atlantic's (EA) power marketing activity. As reflected in the table below, the Company ceased its oil-fired and hydro generation on June 8, 1999, however, these sources accounted for 3.0% and 8.6%, respectively, of the total energy supply in 1999. In 1998, the last full year of generating asset ownership, oil-fired and hydro generation accounted for 5.4% and 18.8% of the supply, respectively. After the asset sale, the Company's sources of energy were purchases from a 17.6 MW wood-burning independent power producer, currently owned by Wheelabrator-Sherman (W-S) and several other suppliers, primarily Northeast Empire in Ashland, Maine, NB Power, and WPS-PDI, the purchaser of the Company's assets.

Electric Output By Sources

(Percent)

1999 1998 1997

Oil 3.0 5.4 4.2

Cogeneration 13.7 19.5 19.8

Purchases 74.7 56.3 58.9

Hydro 8.6 18.8 17.1

Total 100.0 100.0 100.0

In 1986, under an agreement ordered by the MPUC, the Company began purchasing output from W-S. As more fully explained in the "Regulatory Proceedings - Restructured Agreement with Wheelabrator-Sherman" section of this Annual Report, the Company and W-S have agreed on a restructured purchase power arrangement. These mandated purchases from this facility represented 13.7% of the Company's energy supply in 1999 compared to 19.5% and 19.8% in 1998 and 1997, respectively.

As more fully explained in the "Maine Yankee" section of this Annual Report, following an economic analysis, the Maine Yankee Board of Directors voted on August 6, 1997, to shut down the plant and begin decommissioning. Maine Yankee has not operated since December, 1996. To offset the loss of Maine Yankee production, the Company purchased replacement energy from various sources, including, but not limited to, NB Power, in 1997, on a competitive basis. Beginning in February, 1998, Maine Yankee replacement energy was purchased from Northeast Empire from its facility in Ashland, Maine, in accordance with an agreement signed on December 19, 1997 that was effective until March 1, 2000. These purchases, along with EA's power marketing purchases from various suppliers beginning in 1999, accounted for 74.7%, 56.3% and 58.9% of the Company's energy supply in 1999, 1998 and 1997, respectively.

Operating Expenses

For the three-year period 1997-1999, purchased power and other operation and maintenance expenses are as follows:

(Dollars in Thousands)

1999 1998 1997

Purchased Power

Wheelabrator-Sherman $14,205  $13,830  $15,911

Maine Yankee  3,760  5,670  12,303

Northeast Empire 7,768  7,160  --

NB Power 3,585  4,562  10,786

WPS-PDI 2,653  --    --

System Purchases 60  530  1,308

Power Marketing 8,645  --    --

Total Purchased Power 40,676  31,752  40,308

Deferred Fuel (1,603) (2,234) (3,699)

Net Purchased Power $ 39,073  $ 29,518  $ 36,609

Generation

Fuel Expense $ 622  $ 896  $ 893

Other 569  1,237  1,321

Total Generation 1,191  2,133  2,214

Transmission and

Distribution 3,008  3,614  3,609

Customer Accounting and

General Administrative 7,276  7,221  6,947

Energy Atlantic 1,037  --    --

Other Oper. & Maint. $12,512  $12,968  $12,770

As reflected in the table above, net purchased power for 1999 was $39,073,000, an increase of $9,555,000 over 1998 due primarily to the power marketing activity of the Company's unregulated marketing subsidiary, Energy Atlantic (EA). EA's purchases accounted for $7,324,000 of the increase. In addition, as more fully explained in the "Regulatory Proceedings - Generating Asset Sale" section of this Annual Report, the Company purchased energy produced by facilities bought from the Company by WPS-PDI on June 8, 1999, under a buy-back agreement. These purchases from WPS-PDI amounted to $2,653,000 in 1999, while prior to the asset sale, the fuel and operating expenses of the facilities were classified as generation expenses. Net purchase power expenses decreased by $7,091,000 from 1997 to 1998 reflecting efforts in 1997 to restart Maine Yankee prior to the decision to close the plant and a $1.5 million MPUC stipulated write-off of deferred capacity charges in 1997 for Maine Yankee refueling expenses. Wheelabrator-Sherman (W-S) power purchases were $14,205,000, a $375,000 or a 2.7% increase from 1998 because of a 1.3% increase in output and a contractual price increase in 1999. For more information on the W-S agreement, see the "Regulatory Proceedings - Restructured Agreement with Wheelabrator-Sherman" section of this Annual Report. For 1999, 1998, and 1997, these mandated purchases from W-S represented 34.9%, 43.6%, and 39.5%, respectively, of total purchased power expenses. Maine Yankee expenses were $3,760,000 in 1999, a decrease of $1,910,000 compared to 1998 reflecting higher decommissioning expenses in 1998, an insurance refund in 1999 due to the curtailment of operations, and a FERC rate stipulation approved in early 1999. For additional information, see the "Maine Yankee" section of this Annual Report. The Company purchased replacement energy primarily from NB Power in 1997 and, as discussed in the "Energy Supply" section of this Annual Report, began to also purchase Maine Yankee replacement power from Northeast Empire in Ashland, Maine, in February 1998. Purchases in 1999 from NB Power and Northeast Empire totaled $11,353,000, a decrease of $369,000 from 1998. System purchases were $60,000 in 1999, a decrease of $470,000 and $1,248,000 from 1998 and 1997, respectively, because of the availability of other sources of power discussed above. Deferred fuel expense, a component of purchased power, was a negative $1,603,000 in 1999, compared to a negative $2,234,000 and a negative $3,699,000 in 1998 and 1997, respectively. Negative deferred fuel indicates expenses deferred to a future period when these costs will be collected in rates. As more fully discussed in the "Regulatory Proceedings - Four-Year Rate Stabilization Plan" section of this Annual Report, the Company is allowed an annual deferral of $1.5 million of W-S fuel expenses, as well as one-half of the Maine Yankee replacement power costs, offset by the savings from the amended purchase power agreement with W-S. The sharing mechanism for the Maine Yankee replacement power went into effect on June 6, 1997, with approximately $3.0 million deferred through the end of 1999, subject to future collection. In 1999, as part of a rate stipulation, the Company agreed to amortize previously deferred Maine Yankee replacement power costs with $1.35 million amortized during 1999.

(Page 8)

Total generation expenses were $1,191,000 in 1999, a decrease of $942,000 and $1,023,000 from 1998 and 1997, respectively, because of the sale of the Company's generating assets on June 8, 1999. After the asset sale, the energy was purchased from the present owner, WPS-PDI, under a buy-back agreement, as discussed above. Transmission and distribution expenses were $3,008,000 in 1999, a decrease of $606,000 and $601,000 from 1998 and 1997, respectively, due to a decrease in wheeling expenses of $883,000, principally the termination of a wheeling agreement with NB Power, partially offset by a $302,000 increase in tree trimming expenses. Customer accounting, and general and administrative expenses were $7,276,000, which were comparable to 1998 and an increase of $329,000 over 1997. EA's operating and maintenance expenses were $1,037,000 for 1999, the first year of operation, consisting of salaries, advertising, consulting and start-up expenses.

Interest expenses for 1999 were $4,236,000, compared to $4,327,000 for 1998, which had increased by $744,000 from 1997 because of additional short-term borrowings required for Maine Yankee replacement power costs, as well as interest recognized on the open access transmission refund and FAME financing costs. For 1999, short-term interest expenses were reduced with the use of asset sale proceeds to pay down the revolver, but were offset by $519,000 of carrying charges recognized on the available value of the asset sale. Interest earned on asset sale proceeds held in short-term investments accounted for the $759,000 increase in Interest and Dividend Income in 1999 compared to 1998.

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

During 1998 and early 1999 the active interveners, including among others the MPUC Staff, the Office of the Public Advocate (OPA), the Company and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separate negotiated settlement filed with the FERC on February 5, 1999 resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the public interest and approved by the FERC on June 1, 1999. The settlements constitute a full settlement of all issues raised in the FERC proceeding including decommissioning-cost issues and issues pertaining to the prudence of management, operation and decision to permanently cease operation of the Plant.

The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned independent spent fuel storage installation (ISFSI). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for decommissioning the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

The settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee.

Under the Maine Agreement, the Company continued to recover its Maine Yankee costs in accordance with its most recent Rate Stabilization Plan ("RSP") order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that the Company has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the RSP.

(Page 9)

Finally, the Maine Agreement requires the Maine owners, for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of the maximum amount would be $4.1 million for the period.

With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998, Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation. Beginning in April, 1999 the Company began amortizing an additional $150,000 per month as part of a stipulation described in the "Regulatory Proceedings - Four-Year Rate Stabilization Plan" section of this Annual Report. As of December 31, 1999, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.0 million, subject to recovery in accordance with the rate plan.

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

Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 1999, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $32.2 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement. As discussed in the "Regulatory Proceedings-MPUC Approves Elements of Rates Effective March 1, 2000" section of this Annual Report, the MPUC on January 27, 2000, approved a Stipulation providing for the recovery of stranded investment, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs, and the remaining Maine Yankee investment.

Earnings and Dividends

For 1999, the earnings per share were $2.48 based on net income available for Common Stock of $4,005,556. For 1998, the earnings per share were $1.39 based on net income available for Common Stock of $2,252,915. For 1997, the loss per share was $1.35 based on a loss of $2,177,137. The average shares outstanding for all three years were 1,617,250.

Earnings for the three-year period were impacted by the closing of Maine Yankee. As discussed in the "Maine Yankee" section of this Annual Report, the plant did not operate after December 1996 and was shut down permanently in August 1997. For 1997, the related replacement power and increased capacity expenses to restart the plant reduced earnings by $2.94 per share compared to 1996. However, the earnings in 1998 and 1999 improved by $2.66 and $.24 per share, respectively, when Maine Yankee began the process of decommissioning and costs were reduced.

The Company's return on equity for 1999 was 11.1% compared to 6.51% for 1998 and a negative 6.02% for 1997. Although the $19.9 million gain on the sale of the Company's generating assets was deferred as of December 31, 1999, the Company did recognize $389,000 of net income reflecting excess deferred income taxes and unamortized investment tax credits on the generating assets sold. The gain will begin to be amortized in 2000, significantly reducing stranded costs revenue requirements as approved by the Maine Public Utilities Commission as part of the rate order period beginning March 1, 2000.

The dividends paid in 1999 were $1.05 per share after your Board increased the quarterly dividend from $.25 to $.30 per share effective for the October 1, 1999 payment. Your Board of Directors had reduced the quarterly dividend from $.46 to $.25 per share starting with the April 1, 1997 payment. This dividend reduction, along with other actions to control expenditures, was required to improve the Company's cash flows in response to the difficulties at Maine Yankee. The dividends paid in 1998 and 1997 were $1.00 and $1.21 per share, respectively. For additional information, see the "Liquidity" section of this Annual Report.

Liquidity

The accompanying "Statements of Consolidated Cash Flows" reflect the Company's liquidity and financial strength. The statements report the net cash flows generated from or used for operating, financing, and investing activities.

The June 8, 1999 sale of the generating assets had a significantly favorable impact on the financial strength of the Company. The proceeds of $37.5 million have been used or earmarked for related tax and transition payments, as well as long- and short-term debt redemptions. Net cash flows provided by operating activities for 1999 were $5.3 million. A total of $18.0 million of the proceeds was deposited with the First Mortgage Trustee, subsequently a $4.0 million drawdown was used for the final redemption of $2.5 million of the 9.6% series of second mortgage bonds and a redemption of $1.4 million of the 1996 variable interest Public Utility Refunding Revenue Bonds. In addition to the redemptions mentioned above, $1.3 million of scheduled principal payments were made, for a total of $5.2 million in long-term debt retirements. During 1999, the Company paid $1.3 million in dividends and spent $4.8 million for electric plant. The Company also withdrew the final $.4 million from the proceeds held in trust from the 1996 tax-exempt bond issuance and decreased short-term borrowings by $4.5 million with a portion of the asset sale proceeds.

(Page 10)

The restructuring of the amended power purchase agreement with Wheelabrator-Sherman Energy Company (W-S) as more fully discussed later in the "Capital Resources" section of this Annual Report was the most significant financial activity in 1998. Net cash flows used for operating activities for 1998 were $2.1 million, which includes the $8.7 million payment to W-S under the terms of the new agreement. To finance this payment to W-S, the Company issued $11.5 million of long-term debt through the Finance Authority of Maine (FAME) with $2.4 million held in escrow in accordance with the loan agreement with FAME and the remaining proceeds used for financing costs. During 1998, the Company made the final sinking fund payment on the 7 1/8% series of first mortgage bonds of $2.9 million, as well as $1.3 million in sinking fund payments for a total of $4.2 million in long-term debt retirements. During 1998, the Company paid $2 million in dividends and spent $3.7 million for electric plant. The Company also withdrew $1.9 million from the proceeds held in trust from the 1996 tax-exempt bond issuance and had additional short-term borrowings of $900,000. As of December 31, 1998, the Company had approximately $400,000 remaining in the tax-exempt bond trust fund to be used for the construction of qualifying property.

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

For additional information regarding construction expenditures for 1997 to 1999 and anticipated construction expenditures for 2000, see Note 11, "Commitments, Contingencies, and Regulatory Matters - Construction Program", of the Notes to Consolidated Financial Statements.

To satisfy working capital requirements, the Company uses short-term borrowings from its revolving credit agreement. At the end of 1999, the Company had $3.6 million of short-term debt compared to $8.1 million and $7.2 million at the end of 1998 and 1997, respectively. During 1997 to 1999, the interest rates on these short-term borrowings were below the existing prime rate. For additional information on the short-term credit facility, see Note 6, "Short-Term Credit Arrangement", of the Notes to Consolidated Financial Statements. Based on current projections, the Company estimates that operating cash flows will be sufficient to cover its other sinking fund payments, construction activities, and other financial obligations.

Capital Resources

As discussed in the "Regulatory Proceedings - Industry Restructuring" and "Regulatory Proceeding - MPUC Approves Elements of Rates Effective March 1, 2000" sections of this Annual Report, the sale of the Company's generating assets will significantly impact the Company's capital structure. The deferred gain of $19.9 million from the sale will be used to reduce stranded costs revenue requirements beginning March 1, 2000. However, the after-tax proceeds from the sale and the liquidation of the Canadian subsidiary were used to reduce long-term debt by $3.9 million in 1999 and an additional $18.5 million will be used to reduce debt in 2000, which will in turn reduce future interest costs.

After several years of negotiations, the Company restructured its Power Purchase Agreement (PPA) with the Wheelabrator-Sherman Energy Company (W-S) under which the Company is obligated to purchase the entire output (up to 126,582 MWH) of a 17.6 MW biomass plant owned by W-S. The original term of the PPA ran through December 31, 2000 and could be renewed by either party for an additional fifteen years at prices to be determined by mutual agreement or, absent mutual agreement, by the MPUC.

On October 15, 1997, the Company and W-S agreed to amend the PPA. Under the terms of this amendment, W-S agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term. The Company and W-S also agreed to renew the PPA for an additional six years at agreed-upon prices. The Company made an up-front payment to W-S of $8.7 million on May 29, 1998, with the financing provided by the Finance Authority of Maine (FAME). This payment has been reflected as a regulatory asset and, based on an MPUC order, will be included in stranded costs and will be recovered in the rates of the transmission and distribution utility. The amended PPA has helped relieve the financial pressure caused by the closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is therefore, in the best interest of the Company, its customers and shareholders.

On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (Maine Public Service Company) (the "Notes") on behalf of the Company. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (the Trustee), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with the Company and the Capital Reserve Fund held by the Trustee. The Company has issued $4 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The Notes will bear interest at a Floating Interest Rate, initially at 5.7% per annum, and will be adjusted weekly. On June 1, 1998, the Company purchased an interest rate cap of 7% at a cost of $172,000, to expire June, 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 1999, the cumulative effective interest rate, including issuance costs and credit enhancement fees, since issuance for this series was 6.37%.

(Page 11)

The Company has the ability to finance through the issuance of Common and Preferred Stock. The Company is authorized to issue up to 3,000,000 shares of Common Stock. In addition, the Company's articles of incorporation authorized the issuance of 200,000 shares of Preferred Stock with the par value of $100 per share and 200,000 shares of Preferred Stock with the par value of $25 per share. The Company can also issue second mortgage bonds of $18.8 million without bondable property additions.

With the generating asset sale and the rate orders effective March 1, 2000, the Company will be required to maintain a capital structure with 51% common equity, in accordance with a Stipulation approved by the MPUC on December 1, 1999 in the Company's rate design and stranded cost recovery cases. In anticipation of this requirement, the Company sought approval, which the MPUC granted on November 17, 1999, to repurchase up to 500,000 shares of its common stock over a five-year period through an open market program, which began in February, 2000.

In order to maintain the Company's common equity at levels appropriate for an investor-owned utility, the Company had already repurchased 250,000 shares at a cost of $5,714,376. The original five-year program approved by the MPUC expired in September 1994. On November 1, 1994, the MPUC approved the Company's application to repurchase up to an additional 300,000 shares over a five-year period. With the write-offs required by the rate plan and the operating loss in 1997, the Company did not use the program to adjust its capital structure.

In early 1997, in anticipation of a lengthy and expensive outage to restart Maine Yankee, the Company obtained amendments to the short-term revolving credit agreement and the letter of credit supporting the 1996 series of tax-exempt bonds. These amendments, dated March 28, 1997, modified interest coverage tests to exclude Maine Yankee incremental replacement power costs through September 30, 1997. Under the amendment to the revolving credit agreement, the Company was obligated to issue a first mortgage bond of $11 million by May 15, 1997 as collateral for the maximum amount of its obligations under the agreement. After receiving approval from the MPUC on April 28, 1997, the Company issued bonds on May 5, 1997. As discussed in the "Maine Yankee" section of this Annual Report, the Maine Yankee owners subsequently voted to close the nuclear power plant and start decommissioning. However, the previously mentioned amendments did not cover additional Maine Yankee replacement and capacity expenses in the fourth quarter of 1997, and the Company was not able to attain its interest coverage tests. On March 12, 1998, the Company and the Banks executed a waiver of the interest coverage tests for the fourth quarter of 1997, avoiding a default. On March 31, 1998, the Company and the Banks executed amendments to the revolving credit agreement and letter of credit and reimbursement agreement which further adjusted the interest coverage tests for the first three quarters of 1998. With these amendments, the Company achieved its amended interest coverage tests for the first three quarters of 1998. Starting with the fourth quarter of 1998, the interest coverage tests, as prescribed in the underlying documents without amendment, have been achieved by the Company. The revolving credit agreement was temporarily increased by an additional $3 million until June 30, 1999 with the issuance of $2 million of first mortgage bonds. Subsequently, the Company reduced its revolving credit line to $6 million. In addition, the revolving credit agreement and letter of credit supporting the tax-exempt bonds due 2021 were extended to May and June, 2000, respectively.

Employees

At the end of 1999, the Parent Company had 142 full-time employees compared to 155 for 1998. The decrease is due to the generating asset sale on June 8, 1999. The Parent's subsidiary, Maine and New Brunswick Electrical Power Company, Ltd., (Maine and New Brunswick) has had no employees since the generating assets sale, but had 9 full-time employees for 1998. Energy Atlantic, the Parent's unregulated marketing subsidiary, had 10 full-time employees for 1999, its first year of operation. Consolidated payroll costs were $6.8 million for 1999 and $6.6 million for 1998.

Local 1837 of the International Brotherhood of Electrical Workers ratified a three-year contract with the Parent Company, effective on October 1, 1999. The agreement included a 3.34% wage increase in the first year and a 3.5% increase in each of the last two years of the new contract.

Maine and New Brunswick and Local 1733 of the International Brotherhood of Electrical Workers ratified a one-year contract extension effective January 1, 1999 which included a wage increase of 2.75%. A one-year extension for calendar year 1998 included a 1.93% wage increase.

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

c) facilities located outside the United States, i.e., the Company's hydro facility in New Brunswick, Canada; and

d) assets that the MPUC determines necessary for the operation of the transmission and distribution services. The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. For more information about the Company's sale of its generating assets, see "Generating Asset Sale" section in this Annual Report.

(Page 12)

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

According to EITF 97-4, entities should cease to apply Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations" when a deregulation plan is in place and the terms are known. With respect to the generation portion of the Company's business, this occurred in the fourth quarter of 1999, when the terms where substantially agreed upon by stipulation in the MPUC's proceeding on revenue requirements, rate design and stranded costs in Docket 98-577. This stipulation was approved by the MPUC on January 27, 2000. Correspondingly, the Company adopted SFAS 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" for the generation segment of its business in December 1999. SFAS 101 requires a determination of impairment of plant assets under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the elimination of all effects of rate regulation that have been recognized as assets and liabilities under SFAS 71. The Company has determined no such impairment exists.

The Company believes that its electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with those operations as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers also meet the criteria. At December 31, 1999, $86.6 million of regulatory assets remain on the Company's books. These assets will be amortized over various periods in accordance with the MPUC approved Phase II filing.

For further discussion of the specific impacts of the industry restructuring on the Company and related ratemaking activity, see "MPUC Approves Elements of Rates Effective March 1, 2000" below.

MPUC Approves Elements of Rates Effective March 1, 2000

On October 14, 1998, and subsequently amended on February 9, 1999, August 11, 1999, and December 15, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's amended testimony supported its $95.7 million estimate of stranded costs, net of available value from the sale of the generating assets, when deregulation occurs on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

On October 15, 1999, the Company filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for the Company's Transmission and Distribution (T&D) utility. This Stipulation had been signed by the Public Advocate and approval was recommended by the MPUC Staff. Under the Stipulation, the Company's total annual T&D revenue requirement will be $16,640,000, effective March 1, 2000. This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity. The Stipulation further provided that the precise level of stranded cost recovery could not be determined until final determination of all costs associated with the sale of the Company's generating assets, but did set forth some general principles concerning the Company's ultimate stranded costs recovery, including agreement that the major components of the Company's stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates. Furthermore, the Stipulation allowed the 3.66% foregone revenue increase as a result of a rate plan Stipulation approved by the MPUC in its April 6, 1999 Order in Docket 98-865 to be recovered through a reduction in the deferred gain on the asset sale. The Stipulation also provided that the Company's recovery of unamortized investment tax credits and excess deferred income taxes associated with the Company's generating assets must await a final determination ruling from the IRS, which ruling was sought by Central Maine Power Company (CMP). On December 1, 1999, the MPUC approved the October 15, 1999 Stipulation, as described above. In early January, 2000, CMP received its ruling from the IRS which concluded that the unamortized investment tax credits and excess deferred income taxes associated with the sale of the generating assets could not be used to reduce customer rates without violating the tax normalization rules for Public utilities. Therefore, the Company has recognized these excess deferred taxes in income, which amounted to an increase in net income of approximately $389,000 or $.24 per share.

(Page 13)

On January 27, 2000, the MPUC approved a Stipulation in Phase II of Docket No. 98-577 that provided for the recovery in rates of the Company's stranded investment. The major element of the Phase II Stipulation was the $12.5 million of stranded investment recoverable annually beginning March 1, 2000. This revenue requirement includes a return on unrecovered stranded investment based on the capital structure approved by the MPUC in its December 1, 1999 Order. The approved capital structure will consist of 51% common equity with an authorized return on equity of 10.7%. The Phase II Stipulation also allowed the Company to offset its unrecovered stranded investment in Seabrook by approximately $7 million, representing an amount equal to 35% of the available value from the sale of the generation assets. The parties to the Phase II Stipulation also resolved several rate design issues, principally the elimination of the inclining block rate for residential customers. In addition, the Company was granted several accounting orders incorporating certain accounting methodologies used in determining the elements of stranded costs. The annual revenue requirement associated with the recovery of stranded costs will be reviewed every two years.

With the award of the standard offer rate on November 18, 1999, and orders approving the Company's T&D rates and stranded investment recovery rates described above, the MPUC has established all elements of customer rates effective March 1, 2000, the beginning of deregulation in Maine. On average, our customers' rates will be reduced by approximately 6%.

After paying off debt with proceeds from the sale of the Company's generating assets, as required under the Company's mortgage indentures, the Company projects that the percentage of common equity as a component in its capital structure would exceed 51%. In order to manage its capital structure to limit common equity to 51%, the MPUC, on November 17, 1999, approved the Company's request to repurchase up to 500,000 shares of its common stock over a period of five years. The shares will be repurchased through an open-market program.

Generating Asset Sale

On July 7, 1998, the Company and WPS Power Development, Inc. (WPS-PDI) signed a purchase and sale agreement for the Company's electric generating assets. WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which is 3.2 times higher than the net book value of the assets. This sale of assets was required by the State's electric industry restructuring law. The gain from the asset sale will reduce stranded cost revenue requirements, as discussed in the "MPUC Approves Elements of Rates Effective March 1, 2000" section of this Annual Report.

The Company consummated the sale to WPS-PDI on June 8, 1999 after receiving all of the major regulatory approvals. The Company's 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying Canadian, Federal and State income taxes, the remaining proceeds, along with interest in the trust account, will be used to reduce the Company's debt by $22.4 million. The gain from the sale has been deferred, as required by the MPUC. The components of the deferred gain are as follows:

(Dollars in Millions)

Gross proceeds $ 37.5

Settlement adjustments (.1)

Net proceeds 37.4

Net book value (11.5)

Excess taxes on sale of

Canadian Assets (3.4)

Transition costs, net (1.8)

Deferred RSP rate increase (1.3)

Other .5

Deferred gain * $ 19.9

* The $19.9 million deferred gain above is the $20.2 million "Deferred Gain and Related Accounts" as of December 31, 1999 reduced by the remaining deferral of transition costs allowed by the MPUC.

Upon liquidation of the subsidiary in December 1999, $14.1 million of the proceeds was transferred to the first mortgage trustee for eventual paydown of long-term debt.

After the sale of the Company's generating assets in June, 1999, the Company purchased energy from the new owners, under an agreement that expires February 29, 2000.

As part of the generating asset sale, the Company has entered into two indemnity obligations with the purchaser, WPS-PDI. First, the Company will be liable, with certain limitations, for certain Aroostook River flowage damage. This liability will continue for ten years after the sale and shall not exceed $2,000,000 in the aggregate. Second, the Company has warranteed the condition of the sites sold to WPS-PDI, with an aggregate limit of $3,000,000 for two years after the date of sale, and five years after the sale for environmental claims. The Company is unaware of any pending claims under either of these indemnity obligations.

Four-Year Rate Stabilization Plan

On November 13, 1995, the Maine Public Utilities Commission (MPUC) approved a stipulation signed by the Company, the Commission Staff, and the Office of the Public Advocate (OPA). This stipulation, effective January 1, 1996, established a multi-year rate plan for the Company that provided our customers with predictable rates until March 1, 2000, and shares operating risks and benefits between the Company's shareholders and customers. As described in the "Industry Restructuring" and "MPUC Approves Elements of Rates Effective March 1, 2000" sections of this Annual Report, March 1, 2000 is the beginning of industry restructuring and new rates.

(Page 14)

Under the terms of the rate plan, as amended in January, 1998, which applies cost of Service principles, the Company's retail rates were increased by 4.4%, 2.9%, and 3.9% on January 1, 1996, February 1, 1997 and February 1, 1998, respectively. The Company agreed that it would seek no other increases, for either base or fuel rates, except as provided under the terms of the plan. There were no fuel clause adjustments for the duration of the plan. The rate plan also provides for adjustments resulting from the operation of a profit-sharing mechanism, as well as provisions for mandated costs and plant outage provisions, particularly the shutdown of Maine Yankee, as further explained in the "Maine Yankee" section of this Annual Report.

The Company was also permitted to defer $1,500,000 annually of the costs of its purchases from Wheelabrator-Sherman during each of the four years of the rate plan. The plan permitted the Company to recover this deferred amount, up to a total of $6,000,000, in rates beginning in the year 2001. The rate plan provided for the deferral until the year 2000, of approximately $1.3 million, net of income taxes, of uncollected retail fuel at the beginning of the rate plan, while an additional $300,000, net of income taxes, will be collected in rates over the rate plan period.

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

In its April 6, 1999 Order, the MPUC approved a March 25, 1999 Stipulation between the Office of the Public Advocate (OPA) and the Company. Under this Stipulation, customer rates would not increase on April 1, 1999, if the MPUC approved the sale of the Company's generation assets. The approval of the Stipulation also resolved certain issues associated with the treatment of capacity cost savings from the closure of Maine Yankee under the Company's rate stabilization plan.

The principal provisions are as follows:

1. The Company is entitled to a 3.66% specified rate increase as of April 1, 1999. Rather than increase customer rates, the Company will recognize the revenues that this increase would have generated and, correspondingly, record a deferred asset on the Company's books of account. The parties to the Stipulation also agreed to recommend the use in rates of available value from the asset sale corresponding with the specified rate increase once the MPUC determines the Company's allowed stranded cost recovery in Docket No. 98-577, Public Utilities Commission, Investigation of Stranded Costs, Transmission and Distribution Utility, Revenue Requirements and Rate Design of Maine Public Service Company.

2. The Stipulation also resolves a dispute over the determination of Maine Yankee replacement power costs. The Stipulation allows the Company to continue to recognize and defer Maine Yankee replacement power costs on an energy-only basis, offset by Wheelabrator-Sherman contract restructuring savings, through the end of the rate plan. The Company agreed to begin amortizing on April 1, 1999, Maine Yankee replacement power costs in the amount of $150,000 per month or a total of $1,650,000 for the remaining eleven months of the rate plan.

3. With the Commission's approval of the generation asset sale, the parties agreed that the Company would not increase retail rates on April 1, 1999, to reflect any increase under the Maine Yankee replacement power provision of the rate plan. Any Maine Yankee deferred replacement costs will be deferred, and, beginning on March 1, 2000, will be offset by a corresponding amount of available value as allowed in Docket No. 98-577.

As described in the "MPUC Approves Elements of Rates Effective March 1, 2000" section of this Annual Report, the MPUC approved a Stipulation providing for the recovery in rates of stranded investment, which includes the deferrals allowed under the rate plan.

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

Under the terms of this amendment, W-S agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term in exchange for an up-front payment of $8.7 million. The Company and W-S also agreed to renew the PPA for an additional six years at agreed-upon prices. The amended PPA has helped relieve the financial pressure caused by the closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is, therefore, in the best interests of the Company, its customers and shareholders.

The Company estimates its remaining commitment to purchase power under this contract to be $84.2 million from March 1, 2000 through 2006. The Company has entered a contract whereby WPS-PDI takes delivery of the power through February 28, 2002 at market prices. The Company estimates that the remaining stranded costs will be $58.7 million through 2006, assuming arrangements similar to the one with WPS-PDI will be in place for that period.

On December 22, 1997, the MPUC approved the amended purchase power agreement and determined that the up-front costs created by the amended PPA will be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company, as subsequently ordered by the MPUC in Docket 98-577. See also the "MPUC Approves Elements of Rates Effective March 1, 2000" section of this Annual Report. On February 19, 1998, the Board of Directors of FAME authorized the issuance and sale of securities under FAME's electric rate stabilization program.

(Page 15)

As mentioned in the "Capital Resources" section of this Annual Report, on May 29, 1998, with the completion of the FAME financing, the Company made the up-front payment of $8.7 million to W-S, thereby completing the conditions required under the amended purchase power agreement. As previously mentioned in the "Four- Year Stabilization Plan" section of this Annual Report, savings from the restructured W-S Contract are used to offset Maine Yankee replacement power costs.

Open Access Transmission Tariff

On March 31, 1995, the Company filed an open access transmission tariff with the Federal Energy Regulatory Commission (FERC). This tariff provides fees for various types and levels of transmission and transmission-related services that are required by transmission customers. The tariff, as filed, substantially increases some of the fees for transmission services and provides separate fees for various transmission-related services. On May 31, 1995, the FERC approved the filed tariff, subject to refund. The filing was vigorously contested by the Company's wholesale customers. In April, 1996, the FERC issued Order 888, a final rule on open transmission access and stranded cost recovery. As a result, the Company refiled its tariff on July 9, 1996 to comply with the Order. Utilities are required to file tariffs under which they would provide transmission services, comparable to that which they provide themselves, to third parties on a non-discriminatory basis. On December 22, 1998, FERC issued its order establishing new tariffs for the Company. Based on the FERC order, the Company reflected the $1.2 million refunds as liabilities as of December 31, 1998 and made the payments to these customers on May 20, 1999.

Year 2000 Issues

The Company encountered no computer system or operational difficulties related to Year 2000 computer issues. The Company incurred approximately $33,000 of internal labor for review and testing prior to December 31, 1999, which did not identify material modifications.

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

Shareholder Information

General

The Company's Common Stock is listed and traded on the American Stock Exchange. As of December 31, 1999 and 1998, Common Stock shares issued and outstanding were 1,617,250. As of December 31, 1999, shares were held by 1,175 shareholders or nominees in forty-eight states, the District of Columbia, Canada, and the United Kingdom.

The annual meeting of shareholders is held each year on the second Tuesday in May at the Company's headquarters in Presque Isle. Market price and dividend information relative to the two most recent calendar years are shown in the tabulation on the following page.

Income Tax Status of 1999 Dividends

The Company has determined that the Common Stock dividends paid in 1999 are fully taxable for federal income tax purposes. These determinations are subject to review by the Internal Revenue Service, and shareholders will be notified of any significant changes.

(Page 16)

Market Dividends Dividends

Price Paid Declared

High Low Per Share Per Share

1999

First Quarter $16-1/8 $13-1/8 $ .25 $ .25

Second Quarter $17-7/8 $12-7/8 .25 .25

Third Quarter $19-1/8 $17-7/16 .25 .30

Fourth Quarter $19 $16-1/2 .30 .30

Total Dividends $ 1.05 $ 1.10

1998

First Quarter $14-1/4 $11-3/4 $ .25 $ .25

Second Quarter $15-1/16 $13-15/16 .25 .25

Third Quarter $15-1/8 $14-1/16 .25 .25

Fourth Quarter $17-3/16 $13-5/16 .25 .25

Total Dividends $ 1.00 $ 1.00

Dividends declared within the quarter are paid on the first day of the succeeding quarter.

Five-Year Summary of Selected Financial Data

1999 1998 1997 1996 1995

Operating Revenues $67,456,117  $56,626,906  $55,072,196  $57,264,165  $55,278,726

Income (Loss) Before

Extraordinary Items $4,005,556 $2,252,915 $(2,177,137) $2,110,694  $920,500

Extraordinary Items, Net of Taxes - - - - (6,235,812)

Income (Loss) Available for

Common Stock $4,005,556 $2,252,915 $(2,177,137) $2,110,694 $(5,315,312)

Basic Earnings (Loss) Per Share of Common Stock

Income (Loss) Before

Extraordinary Items $2.48 $1.39 $(1.35) $1.31 $0.57

Extraordinary Items --  --  - -- $(3.86)

Net Income (Loss) $2.48 $1.39 $(1.35) $1.31  $(3.29)

Dividends Per Share of Common Stock:

Declared Basis $1.10  $1.00 $1.00  $1.84  $1.84

Paid Basis $1.05 $1.00 $1.21 $1.84 $1.84

Total Assets $171,548,480 $164,295,548 $163,480,739 $117,192,566 $114,074,091

Long-Term Debt Outstanding $42,015,000 $47,190,000 $39,805,000 $41,120,000 $37,435,000

Less amount due within one year $25,000 $1,275,000 $4,155,000 $1,315,000 $1,315,000

Long-Term Debt $41,990,000 $45,915,000 $35,650,000 $39,805,000 $36,120,000

(Page 17)

Report of Independent Accountants

To The Directors and Shareholders of

MAINE PUBLIC SERVICE COMPANY:

In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of operations, common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Maine Public Service Company and its Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers, L.L.P.

Portland, Maine

February 10, 2000

(Page 18)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Operations

Year Ended December 31,

1999   1998   1997

Operating Revenues $67,456,117  $56,626,906  $55,072,196

Operating Expenses

Purchased Power 39,072,521  29,517,841  36,608,989

Other Operation and Maintenance 12,512,124  12,967,489  12,769,987

Depreciation 2,346,285  2,641,847  2,497,364

Amortization 1,479,098  1,607,262  1,641,819

Taxes Other Than Income 1,439,870  1,609,001  1,618,208

Provision (Benefit) for Income Taxes 3,529,542  2,118,095  (975,093)

Total Operating Expenses 60,379,440  50,461,535  54,161,274

Operating Income 7,076,677  6,165,371  910,922

Other Income (Deductions)

Equity in Income of Associated Companies 491,024  316,888  477,426

Interest and Dividend Income 902,146  142,840  204,532

Allowance for Equity Funds Used During

Construction 51,248 36,278 18,964

Provision for Income Taxes 130,592   (49,847) (61,183)

Other - Net (410,034) (31,325) (144,666)

Total 1,164,976  414,834  495,073

Income Before Interest Charges 8,241,653  6,580,205  1,405,995

Interest Charges

Long-Term Debt and Notes Payable 4,268,315  4,347,258  3,592,474

Less Allowance for Borrowed Funds

Used During Construction (32,218) (19,968) (9,342)

Total 4,236,097  4,327,290  3,583,132

Net Income (Loss) Available for

Common Stock $4,005,556  $2,252,915  $(2,177,137)

Basic Earnings (Loss) Per Share

of Common Stock $2.48  $1.39  $(1.35)

Average Shares Outstanding 1,617,250  1,617,250  1,617,250

See Notes to Consolidated Financial Statements.

(Page 19)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

Year Ended December 31,

1999 1998 1997

Cash Flow From Operating Activities

Net Income (Loss) $4,005,556  $2,252,915  $(2,177,137)

Adjustments to Reconcile Net Income (Loss) to

Net Cash Provided by (Used For) Operations:

Depreciation 2,346,285  2,641,847  2,497,364

Amortization 1,398,256  1,643,842  1,677,399

Deferred Income Taxes - Net 2,225,933  1,698,938  812,897

Deferred Investment Tax Credits and

Excess Deferred Income Taxes (438,270) (70,200) (72,267)

Allowance for Funds Used During

Construction (83,466) (56,246) (28,306)

Income on Tax-Exempt Bonds-

Restricted Funds (8,830) (90,700) (159,114)

Change in Deferred Regulatory and

Debt Issuance Costs (2,003,759) (1,840,141) (2,304,765)

Wheelabrator-Sherman Contract Restructuring --    (8,705,750) --

Gain on Sale of Miscellaneous Property (14,935) --    --

Change in Deferred Revenues (1,170,136) 267,921  272,716

Change in Benefit Obligations (1,371,238) 344,121  546,080

Change in Current Assets and Liabilities:

Accounts Receivable and

Unbilled Revenue (495,353) (274,525) (800,549)

Deferred Fuel and Purchased

Energy Cost (300,000) --    (562,000)

Other Current Assets 92,371  1,862,179  (1,266,582)

Accounts Payable 1,079,246  (1,200,161) 396,259

Accrued Taxes and Interest 952,454  148,897  (82,632)

Other Current Liabilities (7,375) (18,150) (19,530)

Other - Net (912,023) (752,067) (448,950)

Net Cash Flow Provided By (Used For)

Operating Activities 5,294,716  (2,147,280) (1,719,117)

Cash Flow From Financing Activities

Dividend Payments (1,293,800) (2,021,562) (1,212,938)

Bond Issuance Costs (102,705) (543,904) --

Deposit of Asset Sale Proceeds with

Trustee, net (17,998,000) --  --

Deposit - FAME Capital Reserve Fund --    (2,378,386) --

Issuance of Long-Term Debt --    11,540,000  --

Drawdown of Tax-Exempt Bond Proceeds 427,886  1,934,540  1,950,692

Retirements of Long-Term Debt (5,175,000) (4,155,000) (1,315,000)

Short-Term Borrowings, Net (4,500,000) 900,000  5,800,000

Net Cash Flow Provided By Financing Activities (28,641,619) 5,275,688  5,222,754

Cash Flow Used In Investing Activities

Proceeds from Sale of Generating Assets 37,547,381 --     --

Prepayment of Taxes on Generating Asset Sale

Deferred Gain (3,925,049)   --    --

Proceeds from Sale of Miscellaneous Property 19,800  --    --

Investment in Electric Plant (4,763,782) (3,745,302) (2,723,828)

Net Cash Flow Used In Investing Activities 28,878,350  (3,745,302) (2,723,828)

Increase (Decrease) in Cash and Cash Equivalents 5,531,447  (616,894) 779,809

Cash and Cash Equivalents at Beginning of Year 1,453,826  2,070,720  1,290,911

Cash and Cash Equivalents at End of Year $6,985,273  $1,453,826  $2,070,720

Supplemental Disclosure of Cash Flow Information:

Cash Paid During The Year For:

Interest $4,289,102  $3,763,628  $ 3,360,855

Income Taxes (1999, 1998 and 1997 are

net of tax refunds of $208,836,

$2,083,783 and $851,506, respectively) $5,273,330  $(1,238,467) $ (370,709)

See Notes to Consolidated Financial Statements.

(Page 20)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

Assets

December 31,

1999  1998

Utility Plant

Electric Plant in Service $ 75,530,269 $101,210,738

Less Accumulated Depreciation 34,700,921 51,584,662

Net Electric Plant in Service 40,829,348 49,626,076

Construction Work-In-Progress 1,052,273 1,014,402

Total 41,881,621 50,640,478

Investments in Associated Companies 4,032,181 4,219,693

Net Utility Plant and Investments in Associated Companies 45,913,802 54,860,171

Current Assets:

Cash and Cash Equivalents 6,985,273 1,453,826

Deposits for Interest and Dividends --   477,193

Deposit with Trustee - Asset Sale 18,241,664 --

Accounts Receivable (less allowance for uncollectible

accounts of $215,000 in 1999 and 1998) 7,043,704 5,856,395

Unbilled Revenue 1,149,120 1,892,320

Deferred Fuel and Purchased Energy Costs 987,000 687,000

Current Deferred Income Taxes --   30,508

Inventory 508,624 1,036,578

Income Tax Refund Receivable 150,615 191,516

Prepayments 492,498 329,834

Total 35,558,498 11,955,170

Regulatory Assets:

Uncollected Maine Yankee Decommissioning Costs 32,157,673 36,037,446

Recoverable Seabrook Costs (less accumulated amortization

and write-off in 1999, $29,735,499; 1998, $28,311,867) 23,451,511 24,875,143

Regulatory Assets-SFAS 109 & 106 10,458,698 11,886,458

Deferred Fuel and Purchased Energy Costs 10,229,762 9,617,677

Regulatory Asset - Power Purchase Agreement Restructuring 8,705,750 8,705,750

Unamortized Debt Expense (less accumulated amortization

in 1998, $880,497; in 1998, $973,404) 1,013,905 1,087,636

Deferred Regulatory Costs, less accumulated amortization 581,314 626,990

Total 86,598,613 92,837,100

Other Assets:

Restricted Investments (at cost, which approximates market) 2,401,792 2,817,254

Miscellaneous 1,075,775 1,825,853

Total 3,477,567 4,643,107

Total Assets $171,548,480 $164,295,548

See Notes to Consolidated Financial Statements.

(Page 21)

Capitalization and Liabilities

December 31,

1999 1998

Capitalization (see accompanying statements):

Common Shareholders' Equity $ 37,159,608 $ 34,933,027

Long-Term Debt 41,990,000 45,915,000

Total 79,149,608 80,848,027

Current Liabilities:

Long-Term Debt Due Within One Year 25,000 1,275,000

Notes Payable to Banks 3,600,000 8,100,000

Accounts Payable 4,777,134 3,329,730

Accounts Payable - Associated Companies 263,196 341,210

Accrued Employee Benefits 676,837 1,000,130

Deferred Income Taxes Related to Deferred Fuel Costs 194,911 --

Dividends Declared 485,176 404,313

Customer Deposits 17,092 24,467

Taxes Accrued 9,131,138 57,437

Interest Accrued 656,346 971,271

Total 19,826,830 15,503,558

Deferred Credits:

Deferred Revenues --   1,170,136

Uncollected Maine Yankee Decommissioning Costs 32,157,673 36,037,446

Income Taxes 17,160,240 25,812,477

Investment Tax Credits 287,713 578,006

Deferred Gain & Related Accounts-Generating Asset sale 20,227,199 --

Miscellaneous 2,739,217 4,345,898

Total 72,572,042 67,943,963

Commitments, Contingencies, and Regulatory Matters (Note 11)

Total Capitalization and Liabilities $171,548,480 $164,295,548

(Page 22)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Income

Statement of Consolidated Common Shareholders' Equity

Par Value Paid-In Retained Treasury

Shares Issued Capital Earnings Stock

Balance, January 1, 1997 1,617,250 $ 13,070,750 $ 38,317 $ 30,697,058 $(5,714,376)

Net Loss (2,177,137)

Dividends:

Common Stock ($1.00 per share) (1,617,250)

Balance, December 31, 1997   1,617,250  13,070,750   38,317  26,902,671  (5,714,376)

Net Income 2,252,915

Dividends:

Common Stock ($1.00 per share) (1,617,250)

Balance, December 31, 1998   1,617,250  13,070,750 38,317  27,538,336  (5,714,376)

Net Income 4,005,556

Dividends:

Common Stock ($1.10 per share) (1,778,975)

Balance, December 31, 1999   1,617,250  $ 13,070,750 $ 38,317 $ 29,764,917  $ (5,714,376)

See Notes to Consolidated Financial Statements.

(Page 23)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Consolidated Statements of Capitalization

December 31,

1999 1998

Common Shareholders' Equity

Common Stock, $7 Par Value-Authorized 3,000,000 Shares in

1999 and 1998; Issued 1,867,250 Shares in 1999 and 1998 $13,070,750  $13,070,750

Paid-In-Capital 38,317  38,317

Retained Earnings 29,764,917  27,538,336

Total 42,873,984  40,647,403

Treasury Stock-Total Shares of 250,000 in 1999 and 1998, at cost (5,714,376) (5,714,376)

Total $37,159,608  $34,933,027

Long-Term Debt

First Mortgage and Collateral Trust Bonds:

7.95% Due Serially through 2003-Interest Payable,

March 1 and September 1 * $ 1,875,000 $ 1,900,000

9.775% Due Serially through 2011-Interest Payable,

March 1 and September 1 * 15,000,000  15,000,000

Second Mortgage and Collateral Trust Bonds:

9.6% Due Serially through 2001-Interest Payable,

March 1 and September 1 * --   3,750,000

Public Utility Refunding Revenue Bonds:

Series 1996: Due 2021-Variable Interest Payable Monthly

(5.55% as of December 31, 1999) 13,600,000  15,000,000

Finance Authority of Maine:

1998 Taxable Electric Rate Stabilization

Revenue Notes: Due 2008 - Variable Interest Payable Monthly

(6.45% as of December 31, 1999) 11,540,000  11,540,000

Total Outstanding 42,015,000  47,190,000

Less-Amount Due Within One Year 25,000  1,275,000

Total $41,990,000   $45,915,000

Current Maturities and Redemption Requirements for the Succeeding Five Years Are as Follows:

Long-Term Debt:

2000 $  25,000

2001 $ 2,410,000

2002 $ 2,535,000

2003 $ 4,445,000

2004 $ 2,810,000

Thereafter $29,790,000

* Subject to early redemption premiums as defined in the bond indentures.

See Notes to Consolidated Financial Statements.

(Page 24)

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

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (Maine and New Brunswick), and its wholly-owned marketing subsidiary, Energy Atlantic, LLC (EA). All intercompany balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

The functional currency of Maine and New Brunswick is the U.S. dollar. Accordingly, translation gains and losses are included in other income. Income and expenses of Maine and New Brunswick are translated at rates of exchange prevailing at the time the income is earned or the expenses are incurred, except for depreciation which is translated at rates existing on the applicable in-Service dates. Assets and liabilities are translated at year-end exchange rates, except for utility plant which is translated at rates existing on the applicable in-Service dates.

Deferred Fuel and Purchased Energy Costs

Certain Wheelabrator-Sherman fuel costs and the sharing provisions for Maine Yankee replacement power costs are deferred for future recovery as defined in the Company's rate plan. All other fuel and purchased power costs are expensed as incurred.

Revenue Recognition

Operating revenues include sales billed on a cycle billing basis and estimated unbilled revenues for electric Service rendered prior to the normal billing cycle. In October 1999, in preparation for retail competition, the Company converted all residential customers to monthly meter reading while the majority had been previously read bi-monthly.

On May 31, 1995, the FERC approved a temporary wheeling tariff in the Company's open access transmission filing. The Company has not recognized the additional revenues from the temporary tariff, since the increase in the rates charged to our transmission customers are subject to refund. On December 22, 1998, the FERC issued an order on the rates in question. The Company issued a refund of approximately $1.2 million in 1999.

On April 1, 1999, the Company began recognizing revenue from the foregone 3.66% rate increase, with an offset to the available value from the sale of the generating assets in accordance with the rate stipulations approved by the MPUC. During 1999, $1.3 million of revenue was recognized under this Stipulation, as discussed further in Note 11, "Commitments, Contingencies, and Regulatory Matters".

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

Depreciation and Amortization

Utility plant depreciation is provided on composite bases using the straight-line method. The composite depreciation rate, expressed as a percentage of average depreciable plant in Service, was approximately 2.74%, 2.99%, and 3.01% for 1999, 1998, and 1997, respectively.

Bond issuance costs and premiums paid upon early retirements are amortized over the terms of the related debt. Recoverable Seabrook costs and deferred regulatory expenses are amortized over the period allowed by regulatory authorities in the related rate orders. Recoverable Seabrook costs are being amortized principally over thirty years (Note 11).

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

Investments in Associated Companies

The Company records its investments in Associated Companies (see Note 4) using the equity method.

Pledged Assets

The Common Stock of Maine and New Brunswick is pledged as additional collateral for the First and Second Mortgage and collateral trust bonds of the Company. In December, 1999, a liquidating dividend in the amount of $14.8 million, representing after-tax proceeds from the sale of the generating assets was paid by Maine and New Brunswick to the Company. In accordance with the mortgage indentures, the dividend net of withholding taxes was deposited with the first mortgage trustee.

(Page 25)

Inventory

Inventory is stated at average cost.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

Accounting Pronouncements

During 1999, the Company adopted SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" for its generation operations with no material impact to the Company's financial position, or results of operations. The Company also adopted EITF 98-10 "Accounting for Companies Involved in Energy Trading and Risk Management Activities", in relation to the accounting for the Company's energy-related contracts with no material impact to the Company's financial position or results of operations. In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Based on the Company's current business activities, management doesn't expect the future implementation of SFAS No. 133 to have a material impact.

2. INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes. The tax effect of items not included in rate base are allocated as "Other Income (Deductions)". Current income taxes recorded on the Company's and Subsidiary's deferred gain from the generating asset sale are offset by corresponding deferred income taxes.

1999 1998 1997

Current income taxes $ 13,305,318 $ 539,204   $(1,654,540)

Deferred income taxes (9,857,507)   1,698,938   812,897

Investment credits, net (48,861)  (70,200)  (72,267)

Total income taxes $ 3,398,950    $ 2,167,942    $ (913,910)

Allocated to:

Operating income $ 3,529,542   $ 2,118,095   $ (975,093)

Other income (130,592)   49,847   61,183

Total $ 3,398,950    $ 2,167,942    $ (913,910)

The effective income tax rates differ from the U.S. statutory rate as follows:

1999 1998 1997

Statutory rate 34.0% 34.0% (34.0)%

Excess Canadian taxes .7   2.7   3.3

Amortization of recoverable Seabrook costs 3.8   6.4   9.1

State income taxes 10.1   5.9   (5.9)

Other (2.7) -- (2.1)

Effective rate 45.9% 49.0% (29.6)%

The elements of deferred income tax expense (credit) are as follows:

(Dollars in Thousands)

1999 1998 1997

Temporary Differences at Statutory Rates:

Seabrook - costs $ (200) $ (200) $ (200)

Liberalized depreciation 46  57  80

AFUDC-borrowed funds (38) (38) (38)

Deferred fuel 455  987  1,479

Deferred regulatory expense (113) (124) (266)

Unbilled and deferred revenue --  360  (108)

Accrued pension and postretirement benefits 723  (112) (182)

Wheelabrator-Sherman power purchase

restructuring 1,344  784  --

Generating Asset Sale (11,956) --  --

Other (119) (15) 48

Total temporary differences - statutory rates $ (9,858) $ 1,699  $ 813

(Page 26)

The Company has not accrued U.S. income taxes on the undistributed earnings of the Subsidiary, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. Dividends received from the Subsidiary were $16,281,664 and $678,426 in 1999 and 1998, respectively, while no dividend was received in 1997. In addition to $1,481,644 of regular dividends in 1999, the Subsidiary paid a liquidating dividend of $14,800,000. The regular dividends exceeded earnings by $932,304 and $311,335 in 1999 and 1998, respectively.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of December 31, 1999 and 1998.

(Dollars in Thousands)

1999 1998

Seabrook $12,922  $13,706

Property 6,249  8,532

Regulatory expenses 2,476  2,002

Deferred fuel 1,688  2,056

Generating asset sale (7,666) --

Wheelabrator-Sherman

Upfront Payment 2,129  --

Pension and post-

retirement benefits (206) (952)

Other (432) 468

Net accumulated deferred

income taxes $17,160  $25,812

3. ENERGY ATLANTIC

In January, 1999, Energy Atlantic, LLC (EA), the Company's wholly-owned unregulated marketing subsidiary, formally began operations. EA was involved in wholesale energy transactions in 1999 and will enter the retail market on March 1, 2000, the start of retail competition in Maine. On November 29, 1999, the MPUC designated EA as the Standard Offer Service (SOS) provider for all residential and small non-residential customers in Central Maine Power's (CMP) Service territory for the two-year period beginning March 1, 2000. EA was also awarded 20% of the SOS for medium non-residential customers in the Company's territory for one year. As the SOS provider, EA is committed to supply energy to these customers, and has entered a contract with Engage Energy (Engage), a large energy provider, to obtain the supply required for the SOS periods. Pursuant to the terms of the contract with Engage, EA has pledged its cash and all receivables to secure payment for the energy supplied by Engage.

As a start-up unregulated company, the Company's Board of Directors, as well as the MPUC, has limited the capital contributions to a maximum of $2 million, subject to the Company's ability to meet financial covenants under its debt instruments. EA served our largest wholesale customer, Houlton Water Company during 1999, which accounted for 51.7% of EA's gross revenues.

During the quarter ended March 31, 1999, the Company began applying Statement of Financial Accounting Standards (FAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", as a result of the start-up of Energy Atlantic. Segment reporting has been presented below for the current period only since historically there had not been separate reportable segments. The accounting policies of the segments are the same as those described in Note. 1, "Accounting Policies". The Company provides certain administrative support services to Energy Atlantic, which are billed to that entity based on a combination of direct charges and allocations. The Company is organized on the basis of products and services. The Company's reportable segments includes the electric utility portion of the business, consisting of Maine Public Service Company and Maine and New Brunswick Electrical Power Company, Limited (MPS), and the energy marketing portion of the business, consisting of EA.

1999

(Dollars in Thousands)

Total

EA MPS Company

Operating Revenues $ 8,429  $ 59,027  $ 67,456

Operations & Maintenance

Expense 8,973  47,876  56,849

Taxes (209) 3,739  3,530

Total Operating Expenses 8,764  51,615  60,379

Operating Income (Loss) (335) 7,412  7,077

Other Income & Deductions 4  1,161  1,165

Income (Loss) Before (331) 8,573  8,242

Interest Charges

Interest Charges 23  4,213  4,236

Net Income (Loss) $  (354) $ 4,360  $ 4,006

Total Assets as of

December 31, 1999 $ 1,445  $170,103  $171,548

(Page 27)

4. INVESTMENTS IN ASSOCIATED COMPANIES

The Company owns 5% of the Common Stock of Maine Yankee Atomic Power Company (Maine Yankee), a jointly-owned nuclear electric power company, and 7.49% of the Common Stock of the Maine Electric Power Company (MEPCO), a jointly-owned electric transmission company. For additional information, see Note 11, "Commitments, Contingencies, and Regulatory Matters -- Capacity Arrangements" regarding the closing and decommissioning of Maine Yankee.

Dividends received during 1999, 1998, and 1997 from Maine Yankee were approximately $453,750, $108,750, and $75,000, respectively, and from MEPCO $207,974 in 1999 and approximately $7,300 in 1998 and 1997. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies. Condensed financial information (unaudited) for Maine Yankee and MEPCO is as follows:

(Dollars in Thousands) Maine Yankee MEPCO

1999 1998 1997 1999 1998 1997

Earnings

Operating revenues $  69,439 $  110,608 $  238,586 $  2,738 $  3,514 $  25,123

Earnings applicable to

Common Stock $    4,863 $    4,916 $    7,613 $  3,309 $ 948 $ 1,463

Company's equity share

of net earnings $     243 $     246 $     381 $  248 $ 71 $ 110

Investment

Total assets $1,049,972 $1,183,298 $1,368,143 $  7,772 $ 5,581 $ 4,362

Less:

Preferred stock 15,000 16,800 17,400 --   --   --

Long-term debt 48,000 48,000 76,665 --   220 420

Other liabilities and

deferred credits 911,994 1,039,008 1,195,128 4,043 2,146 1,578

Net assets $   74,978 $  79,490 $    78,950 $  3,729 $ 3,215 $ 2,364

Company's equity in

net assets $  3,749 $    3,975 $    3,948 $    279 $ 241 $ 177

5. INVESTMENT IN JOINTLY-OWNED UTILITY PLANT

As more fully explained in Note 11, "Commitments, Contingencies, and Regulatory Matters - Capacity Arrangements", the Company sold its 3.3455% ownership interest in a jointly-owned utility plant, W. F. Wyman Unit No. 4 (Wyman), an oil-fired generation plant on June 8, 1999, as required by the Maine utility industry restructuring legislation. The Company's proportionate share of the direct expenses of Wyman are included in the corresponding operating expenses in the statements of consolidated operations. The Company's share in the plant at December 31, 1998 was $6,987,000, less accumulated depreciation of $4,654,000.

6. SHORT-TERM CREDIT ARRANGEMENTS

The Company has a revolving credit arrangement with two banks for borrowings up to $6 million. The revolving credit agreement is subject to extension with the consent of the participating banks and has been extended through May 24, 2000. As part of amendments to the Company's revolving credit agreement and line of credit agreement, it was decreased from $10 million to $6 million at the Company's request as of October 8, 1999. These agreements contain certain restrictive covenants including interest coverage tests and debt to equity ratios. As of December 31, 1999, the Company was in compliance with those covenants. The Company can utilize, at its discretion, two types of loan options: A Loans, which are provided on a pro rata basis in accordance with each participating bank's share of the commitment amount, and B Loans, which are provided as arranged between the Company and each of the participating banks. The A Loans, at the Company's option, bear interest equal to either the agent bank's prime rate or LIBOR-based pricing. The Company also pays a quarterly commitment fee of .50% of the unused portion of the A Loans. The B Loans bear interest as arranged between the Company and the participating bank. As of December 31, 1999, an A Loan for $3 million and a B Loan for $600,000 were outstanding under this arrangement at 7.5% and 6.51%, respectively. As of December 31, 1998, an A Loan for $6.0 million and a B Loan for $2.1 million were outstanding under this arrangement at 7.0625% and 6.75%, respectively.

The Canadian subsidiary, Maine and New Brunswick, has a $200,000 (Canadian) bank line of credit agreement providing for interest at the bank's prime rate. There were no borrowings under this arrangement during 1999.

(Page 28)

7. COMMON SHAREHOLDERS' EQUITY

On November 17, 1999, the Maine Public Utilities Commission (MPUC) authorized the repurchase of up to 500,000 shares of the Company's Common Stock in order to maintain the Company's capital structure at levels in accordance with the Stipulation approved by the MPUC on December 1, 1999. The Stipulation limits common equity to 51% of the capital structure. The shares will be repurchased through an open-market program. Previously, over a five-year period from September, 1989 to September, 1994 under a similar program, the Company purchased 250,000 shares at a cost of $5.7 million, all of which are held as treasury shares.

Under the most restrictive provisions of the Company's long-term debt indentures and short-term credit arrangements, retained earnings (plus dividends declared on Common Stock) available for the distribution of cash dividends on Common Stock were $29,764,917 at December 31, 1999.

8. BENEFIT PLANS

U. S. Defined Benefit Pension Plan

The Company has an insured non-contributory defined benefit pension plan covering substantially all employees. Benefits under the plan are based on employees' years of service and compensation prior to retirement.

The Company's policy has been to fund pension costs accrued. No contribution was necessary for the 1999 plan year. For the 1998 and 1997 plan years, the Company has made contributions of $330,000 in 1999 and $305,000 in 1998, respectively.

Health Care Benefits

In addition to providing pension benefits, the Company provides certain health care benefits to eligible employees and retirees. All employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments, approximately 9.8% in 1999. Effective with retirements after January 1, 1995, only retirees with at least twenty years of service will be eligible for these benefits. In addition, eligible retirees will contribute to the cost of their coverage starting at 60% for retirees with twenty years of service with the contribution phasing out over the next ten years of service so that retirees with thirty or more years of service do not contribute toward their coverage.

Based on prior Maine Public Utilities Commission (MPUC) accounting orders, the Company established a regulatory asset of approximately $1,061,000, representing deferred postretirement benefits. As an element of its four-year rate plan, the Company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. As required by the MPUC, the Company made a payment of $2.1 million to a Voluntary Employee Benefit Association (VEBA) trust fund on December 28, 1999. The VEBA is an independent external trust fund for the purpose of funding future postretirement health care costs at such time as customers are paying for these costs in their rates. For purposes of determining the accrued postretirement benefit cost as of December 31, 1999, the health care cost trend rate used was 9% in 2000 and graded down to 4.0% for 2009, remaining at that level thereafter. These rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the trend rates would have the following effects:

(Dollars in Thousands) One-Percentage-Point

Increase Decrease

Effect on total cost of service and

interest cost components $81 $(64)

Effect on postretirement benefit

obligation $573 $(476)

The following table sets forth the plans' change in benefit obligation, change in plan assets, funded status and assumptions as of December 31, 1999 and 1998:

Pension Health Care

(Dollars in Thousands) Benefits Benefits

1999 1998 1999 1998

Changes in benefit obligation

Benefit obligation at

beginning of year $15,746  $14,685  $5,991  $4,933

Service cost 377  377  107  119

Interest cost 1,033  998  367  335

Special Termination

Benefits 54  --   --   --

Amendments --   --   (724) --

Curtailment gain (167) --   --   --

Actuarial (gain) loss (1,819) 585  (637) 848

Benefits paid (922) (899) (318) (244)

Benefit obligation at

end of year 14,302  15,746  4,786  5,991

Change in plan assets

Fair value of plan assets at

beginning of year 16,883  15,123  --   --

Actual return on plan assets 1,570  2,354  --   --

Employer contribution 330  305  2,419  244

Benefits paid (922) (899) (318) (244)

Fair value of plan assets

at end of year 17,861  16,883  2,101  --

Funded Status 3,559  1,137  (2,685) (5,991)

Unrecognized transition

(asset) obligation (248) (326) 2,754  2,967

Unrecognized prior service cost 626  741  (708) --

Unrecognized net actuarial

(gain)/loss (5,423) (3,170) (130) 508

Accrued benefit cost $(1,486) $(1,618) $(769) $(2,516)

Weighted-average assumptions as

of December 31 (measurement date)

Discount rate 7.75% 6.75% 7.75% 6.75%

Expected return on plan assets 8.50% 8.50% 7.50% N/A

Rate of compensation increase 4.50% 4.50% N/A  N/A

(Page 29)

The following table sets forth the plans' net periodic benefit cost for 1999, 1998, and 1997:

(Dollars in Thousands) Pension Benefits Health Care Benefits

1999 1998 1997 1999 1998 1997

Service cost $377 $377  $323 $107 $119 $103

Interest cost 1,033  998  964 367 335 343

Expected return on plan assets (1,136) (1,044) (981) --   --   --

Amortization of transition obligation (77) (77) (77) 213 213 213

Amortization of prior service cost 73 76 76 (15) --   --

Curtailment (1) --   --   --   --   --  --

Recognized net actuarial (gain) --   --   --   --   -- (2)

Net periodic benefit cost $270  $330  $305 $672 $667 $657

(1) Curtailment

In 1999, the termination of employees at the U.S. generating facilities due to the generating asset sale on June 8, 1999, qualified as a curtailment for purposes of calculating the pension benefit obligation. As a result, the net curtailment gain reduced the accrued transition costs related to the asset sale. These benefits have been deferred and, according to the treatment approved by the MPUC, will be amortized over four years beginning March 1, 2000.

Retirement Savings Plan

The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company's employees. Participants may elect to defer from 1% to 15% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 1% of current compensation. Participants are 100% vested at all times in contributions made on their behalf. The Company's matching contributions to the plan were approximately $58,000, $56,000, and $55,000, in 1999, 1998, and 1997, respectively.

Amendments to Health Care Benefits

Effective January 1, 2000, several amendments were made to the Company's health care benefits and were considered in the calculations above. These amendments are designed to mitigate the impact on the Company of rising medical coverage premiums and include the raising of deductibles, employee/retiree contributions, and prescription drug co-pay amounts.

9. LONG-TERM DEBT

The sale of the Company's generating assets will significantly impact long-term debt. In 1999, proceeds from the sale were deposited with the first mortgage trustee and subsequently withdrawn to redeem the remaining $2.5 million 9.6% Second Mortgage Bonds and $1.4 million of the variable rate 1996 Public Utility Refunding Revenue Bonds. It is anticipated that approximately $16 million of the proceeds will be used to redeem other long-term debt in 2000 and $2.5 million used to reduce short-term debt.

On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (Maine Public Service Company) (the "Notes") on behalf of the Company. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (the Trustee), for the purpose of: (i) financing the buy down payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with the Company and the Capital Reserve Fund held by the Trustee. The Company has issued $4 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The Notes will bear interest at a Floating Interest Rate, initially at 5.7% per annum, and will be adjusted weekly. On June 1, 1998, the Company purchased an interest rate cap of 7% at a cost of $172,000, to expire June, 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 1999, the cumulative effective interest rate, including issuance costs and credit enhancement fees, since issuance for this series was 6.37%.

Certain long-term debt is subject to restrictive covenants consistent with those discussed in Note 6.

(Page 30)

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash in banks, receivables, and debt. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 1999, the Company's long-term debt had a carrying value of approximately $42.0 million and a fair value of approximately $43.7 million.

11. COMMITMENTS, CONTINGENCIES, AND REGULATORY MATTERS

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

c) facilities located outside the United States, i.e., the Company's hydro facility in New Brunswick, Canada; and

d) assets that the MPUC determines necessary for the operation of the transmission and distribution services. The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. For more information about the Company's sale of its generating assets, see "Capacity Arrangements" below.

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

According to EITF 97-4, entities should cease to apply Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations" when a deregulation plan is in place and the terms are known. With respect to the generation portion of the Company's business, this occurred in the fourth quarter of 1999, when the terms where substantially agreed upon by stipulations in the MPUC's proceeding on revenue requirements, rate design and stranded costs in Docket 98-577. This stipulation was approved by the MPUC on January 27, 2000. As more fully discussed in "Capacity Arrangements", the Company sold all generating assets on June 8, 1999. Correspondingly, the Company adopted SFAS 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" for the generation segment of its business in the fourth quarter of 1999. SFAS 101 requires a determination of impairment of plant assets under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the elimination of all effects of rate regulation that have been recognized as assets and liabilities under SFAS 71. The Company has determined no such impairment exists.

(Page 31)

The Company believes that its electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with those operations as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers also meet the criteria. At December 31, 1999, $86.6 million of regulatory assets remain on the Company's books. These assets will be amortized over various periods in accordance with the MPUC approved Phase II filing.

For further discussion of the specific impacts of the industry restructuring on the Company and related ratemaking activity, see "MPUC Approves Elements of Rates Effective March 1, 2000" below.

MPUC Approves Elements of Rates Effective March 1, 2000

On October 14, 1998, and subsequently amended on February 9, 1999, August 11, 1999, and December 15, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's amended testimony supported its $95.7 million estimate of stranded costs, net of available value from the sale of the generating assets, when deregulation occurs on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

On October 15, 1999, the Company filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for the Company's Transmission and Distribution (T&D) utility. This Stipulation had been signed by the Public Advocate and approval was recommended by the MPUC Staff. Under the Stipulation, the Company's total annual T&D revenue requirement will be $16,640,000, effective March 1, 2000. This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity. The Stipulation further provided that the precise level of stranded cost recovery could not be determined until final determination of all costs associated with the sale of the Company's generating assets, but did set forth some general principles concerning the Company's ultimate stranded costs recovery, including agreement that the major components of the Company's stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates. Furthermore, the Stipulation allowed the 3.66% foregone revenue increase as a result of a rate plan Stipulation approved by the MPUC in its April 6, 1999 Order in Docket 98-865 to be recovered through a reduction in the deferred gain on the asset sale. The Stipulation also provided that the Company's recovery of unamortized investment tax credits and excess deferred income taxes associated with the Company's generating assets must await a final determination ruling from the IRS, which ruling was sought by Central Maine Power Company (CMP). On December 1, 1999, the MPUC approved the October 15, 1999 Stipulation, as described above. In early January, 2000, CMP received its ruling from the IRS which concluded that the unamortized investment tax credits and excess deferred income taxes associated with the sale of the generating assets could not be used to reduce customer rates without violating the tax normalization rules for Public utilities. Therefore, the Company has recognized these excess deferred taxes in income, which amounted to an increase in net income of approximately $389,000.

On January 27, 2000, the MPUC approved a Stipulation in Phase II of Docket No. 98-577 that provided for the recovery in rates of the Company's stranded investment. The major element of the Phase II Stipulation was the $12.5 million of stranded investment recoverable annually beginning March 1, 2000. This revenue requirement includes a return on unrecovered stranded investment based on the capital structure approved by the MPUC in its December 1, 1999 Order. The approved capital structure will consist of 51% common equity with an authorized return on equity of 10.7%. The Phase II Stipulation also allowed the Company to offset its unrecovered stranded investment in Seabrook by approximately $7 million, representing an amount equal to 35% of the available value from the sale of the generation assets. The parties to the Phase II Stipulation also resolved several rate design issues, principally the elimination of the inclining block rate for residential customers. In addition, the Company was granted several accounting orders incorporating certain accounting methodologies used in determining the elements of stranded costs. The annual revenue requirement associated with the recovery of stranded costs will be reviewed every two years.

With the award of the standard offer rate on November 18, 1999, and orders approving the Company's T&D rates and stranded investment recovery rates described above, the MPUC has established all elements of customer rates effective March 1, 2000, the beginning of deregulation in Maine.

After paying off debt with proceeds from the sale of the Company's generating assets, as required under the Company's mortgage indentures, the Company projects that the percentage of common equity as a component in its capital structure would exceed 51%. In order to manage its capital structure to limit common equity to 51%, the MPUC, on November 17, 1999, approved the Company's request to repurchase up to 500,000 shares of its common stock over a period of five years. The shares will be repurchased through an open-market program.

Four-Year Rate Stabilization Plan

On November 13, 1995, the Maine Public Utilities Commission (MPUC) approved a stipulation signed by the Company, the Commission Staff, and the Office of the Public Advocate (OPA). This stipulation, effective January 1, 1996, established a multi-year rate plan for the Company that provided our customers with predictable rates until March 1, 2000, and shares operating risks and benefits between the Company's shareholders and customers. As described in the "Industry Restructuring" and "MPUC Approves Elements of Rates Effective March 1, 2000" above, March 1, 2000 is the beginning of industry restructuring and new rates.

Under the terms of the rate plan, as amended in January, 1998, which applies cost of Service principles, the Company's retail rates were increased by 4.4%, 2.9%, and 3.9% on January 1, 1996, February 1, 1997 and February 1, 1998, respectively. The Company agreed that it would seek no other increases, for either base or fuel rates, except as provided under the terms of the plan. There were no fuel clause adjustments for the duration of the plan. The rate plan also provided for adjustments resulting from the operation of a profit-sharing mechanism, as well as provisions for mandated costs and plant outage provisions, particularly the shutdown of Maine Yankee, as further explained in the "Capacity Arrangements" below.

(Page 32)

The Company was also permitted to defer $1,500,000 annually of the costs of its purchases from Wheelabrator-Sherman during each of the four years of the rate plan. The plan permitted the Company to recover this deferred amount, up to a total of $6,000,000, in rates beginning in the year 2001. The rate plan provided for the deferral until the year 2000, of approximately $1.3 million, net of income taxes, of uncollected retail fuel at the beginning of the rate plan, while an additional $300,000, net of income taxes, will be collected in rates over the rate plan period.

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

In its April 6, 1999 Order, the MPUC approved a March 25, 1999 Stipulation between the Office of the Public Advocate (OPA) and the Company. Under this Stipulation, customer rates would not increase on April 1, 1999, if the MPUC approved the sale of the Company's generation assets. The approval of the Stipulation also resolved certain issues associated with the treatment of capacity cost savings from the closure of Maine Yankee under the Company's rate stabilization plan.

The principal provisions are as follows:

1. The Company is entitled to a 3.66% specified rate increase as of April 1, 1999. Rather than increase customer rates, the Company will recognize the revenues that this increase would have generated and, correspondingly, record a deferred asset on the Company's books of account. The parties to the Stipulation also agreed to recommend the use in rates of available value from the asset sale corresponding with the specified rate increase once the MPUC determines the Company's allowed stranded cost recovery in Docket No. 98-577, Public Utilities Commission, Investigation of Stranded Costs, Transmission and Distribution Utility, Revenue Requirements and Rate Design of Maine Public Service Company.

2. The Stipulation also resolves a dispute over the determination of Maine Yankee replacement power costs. The Stipulation allows the Company to continue to recognize and defer Maine Yankee replacement power costs on an energy-only basis, offset by Wheelabrator-Sherman contract restructuring savings, through the end of the rate plan. The Company agreed to begin amortizing on April 1, 1999, Maine Yankee replacement power costs in the amount of $150,000 per month or a total of $1,650,000 for the remaining eleven months of the rate plan.

3. With the Commission's approval of the generation asset sale, the parties agreed that the Company would not increase retail rates on April 1, 1999, to reflect any increase under the Maine Yankee replacement power provision of the rate plan. Any Maine Yankee deferred replacement costs will be deferred, and, beginning on March 1, 2000, will be offset by a corresponding amount of available value as allowed in Docket No. 98-577.

As described in "MPUC Approves Elements of Rates Effective March 1, 2000", above, the MPUC approved a Stipulation providing for the recovery in rates of stranded investment, which includes the deferrals allowed under the rate plan.

Seabrook Nuclear Power Project

In 1986, the Company sold its 1.46% ownership interest in the Seabrook Nuclear Power Project with a cost of approximately $92.1 million for $21.4 million. Both the MPUC and the FERC allowed recovery of the Company's remaining investment in Seabrook Units 1 and 2, adjusted by disallowed costs and sale proceeds, with the costs being amortized over thirty years.

Recoverable Seabrook costs at December 31, 1999 and 1998 are as follows:

(Dollars in Thousands)

1999 1998

Retail $43,136  $43,136

Accumulated Amortization (19,684) (18,261)

Retail, Net of Amortization $23,452  $24,875

Nuclear Insurance

In 1988, Congress extended the Price-Anderson Act for fifteen years and increased the maximum liability for a nuclear-related accident. In the event of a nuclear accident, coverage for the higher liability now provided for by commercial insurance coverage will be provided by a retrospective premium of up to $88.1 million for each reactor owned, with a maximum assessment of $10 million per reactor for any year. Maine Yankee is not liable for "events" or "accidents" occurring after January 7, 1999, when exemption was received from the Nuclear Regulatory Commission. These limits are also subject to inflation indexing at five-year intervals as well as an additional 5% surcharge, should total claims exceed funds available to pay such claims. Based on the Company's 5% equity ownership in Maine Yankee (see Note 4), the Company's share of any retrospective premium would not exceed approximately $4.0 million or $.5 million annually, without considering inflation indexing.

Capacity Arrangements

On July 7, 1998, the Company and WPS Power Development, Inc. (WPS-PDI) signed a purchase and sale agreement for the Company's electric generating assets. WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which is 3.2 times higher than the net book value of the assets. This sale of assets was required by the State's electric industry restructuring law. The gain from the asset sale will reduce stranded cost revenue requirements, as discussed in "MPUC Approves Elements of Rates Effective March 1, 2000" above.

(Page 33)

The Company consummated the sale to WPS-PDI on June 8, 1999 after receiving all of the major regulatory approvals. The Company's 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying Canadian, Federal and State income taxes, the remaining proceeds, along with interest in the trust account, will be used to reduce the Company's debt by $22.4 million. The gain from the sale has been deferred, as required by the MPUC. The components of the deferred gain are as follows:

(Dollars in Millions)

Gross proceeds $ 37.5

Settlement adjustments (.1)

Net proceeds 37.4

Net book value (11.5)

Excess taxes on sale of

Canadian Assets (3.4)

Transition costs, net (1.8)

Deferred RSP rate increase (1.3)

Other .5

Deferred gain * $ 19.9

* The $19.9 million deferred gain above is the $20.2 million "Deferred Gain and Related Accounts" as of December 31, 1999 reduced by the remaining deferral of transition costs allowed by the MPUC.

As a result of the deferral of the gain on sale of generating assets for financial statement reporting purposes, certain of the above adjustments impact the statement of cash flows as follows:

Net book value of current assets and liabilities

purchased/assumed, principally inventory $ 446,000

Change in deferred regulatory costs representing

amounts offset against the purchase price

principally an RSP rate increase and excess

purchase power costs related to sale $2,445,000

Change in deferred regulatory costs representing

interest accrued on deferred gain $ 519,000

Upon liquidation of the subsidiary in December 1999, $14.1 million of the proceeds was transferred to the first mortgage trustee for eventual paydown of long-term debt.

After the sale of the Company's generating assets in June, 1999, the Company purchased energy from the new owners, under an agreement that expires February 29, 2000.

As part of the generating asset sale, the Company has entered into two indemnity obligations with the purchaser, WPS-PDI. First, the Company will be liable, with certain limitations, for certain Aroostook River flowage damage. This liability will continue for ten years after the sale and shall not exceed $2,000,000 in the aggregate. Second, the Company has warranteed the condition of the sites sold to WPS-PDI, with an aggregate limit of $3,000,000 for two years after the date of sale, and five years after the sale for environmental claims. The Company is unaware of any pending claims under either of these indemnity obligations.

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

During 1998 and early 1999 the active interveners, including among others the MPUC Staff, the Office of the Public Advocate (OPA), the Company and other owners, the Secondary Purchasers, and a Maine environmental group (the "Settling Parties"), engaged in extensive discovery and negotiations which resulted in the filing of a settlement agreement with the FERC on January 19, 1999. A separate negotiated settlement filed with the FERC on February 5, 1999 resolved the issues raised by the Secondary Purchasers by limiting the amounts they will pay for decommissioning the Plant and by settling other points of contention affecting individual Secondary Purchasers. Both settlements were found to be in the Public interest and approved by the FERC on June 1, 1999. The settlements constitute a full settlement of all issues raised in the FERC proceeding including decommissioning-cost issues and issues pertaining to the prudence of management, operation and decision to permanently cease operation of the Plant.

The primary settlement provided for Maine Yankee to collect $33.1 million in the aggregate annually, effective August 1, 1999, including both decommissioning costs and costs related to Maine Yankee's planned independent spent fuel storage installation (ISFSI). The 1997 FERC filing had called for an aggregate annual collection rate of $36.4 million for decommissioning and the ISFSI, based on a 1997 estimate. Pursuant to the approved settlement the amount collected annually has been reduced to approximately $25.6 million, effective October 1, 1999, as a result of 1999 Maine legislation allowing Maine Yankee to (1) use for decommissioning the ISFSI funds held in trust under Maine law for spent-fuel disposal, and (2) access approximately $6.8 million held by the State of Maine for eventual payment to the State of Texas pursuant to a compact for low-level nuclear waste disposal, the future of which is now in question after rejection of the selected disposal site in west Texas by a Texas regulatory agency.

The settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee.

(Page 34)

Under the Maine Agreement, the Company continued to recover its Maine Yankee costs in accordance with its most recent Rate Stabilization Plan ("RSP") order from the MPUC without any adjustment reflecting the outcome of the FERC proceeding. To the extent that the Company has collected from its retail customers a return on equity in excess of the 6.50 percent contemplated by the settlement, no refunds would be required, but such excess amounts would be credited to the customers to the extent required by the RSP.

Finally, the Maine Agreement requires the Maine owners, for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of the maximum amount would be $4.1 million for the period.

With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998, Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation. Beginning in April, 1999 the Company began amortizing an additional $150,000 per month as part of a stipulation described in "Four-Year Rate Stabilization Plan Approved" above. As of December 31, 1999, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.0 million, subject to recovery in accordance with the rate plan.

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

Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 1999, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $32.2 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement. As discussed in the "MPUC Approves Elements of Rates Effective March 1, 2000", above, the MPUC on January 27, 2000, approved a Stipulation providing for the recovery of stranded investment, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs and the remaining Maine Yankee investment.

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

Under the terms of this amendment, W-S agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term in exchange for an up-front payment of $8.7 million. The Company and W-S also agreed to renew the PPA for an additional six years at agreed-upon prices. The amended PPA has helped relieve the financial pressure caused by the closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is, therefore, in the best interests of the Company, its customers and shareholders. Expenses under this contract during 1999, 1998 and 1997 were $14.2 million, $13.8 million and $15.9 million, respectively.

The Company estimates its remaining commitment to purchase power under this contract to be $84.2 million from March 1, 2000 through 2006. The Company has entered a contract whereby WPS-PDI takes delivery of the power through February 28, 2002 at market prices. The Company estimates that the remaining stranded costs will be $58.7 million through 2006, assuming arrangements similar to the one with WPS-PDI will be in place for that period.

On December 22, 1997, the MPUC approved the amended purchase power agreement and determined that the up-front costs created by the amended PPA will be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company, as subsequently ordered by the MPUC in Docket 98-577, see "MPUC Approves Elements of Rates Effective March 1, 2000", above. On February 19, 1998, the Board of Directors of FAME authorized the issuance and sale of securities under FAME's electric rate stabilization program.

On May 29, 1998, with the completion of the FAME financing, the Company made the up-front payment of $8.7 million to W-S, thereby completing the conditions required under the amended purchase power agreement. Savings from the restructured W-S Contract are used to offset Maine Yankee replacement power costs.

On December 19, 1997, the Company announced the signing of an agreement for the purchase of power for approximately 3.4 cents per KWH until March 1, 2000 from Northeast Empire, a 38 MW biomass plant in Ashland, Maine, as a replacement for Maine Yankee energy. Expenses under this agreement during 1999 and 1998 were $7.8 million and $7.2 million, respectively.

(Page 35)

Construction Program

Expenditures on additions, replacements and equipment for the years ended December 31, 1999, 1998, and 1997, along with 2000 estimated expenditures, are as follows:

(Dollars in Thousands)

2000 1999 1998 1997

(Unaudited Estimates)

Parent Company

Generation $ --  $ 12  $ 4 $ 92

Transmission 1,157 1,277  803 491

Distribution 3,162 2,342  2,226 1,636

General 907 1,072  712 425

Total Parent 5,226 4,703  3,745 2,644

Subsidiaries

Maine and New Brunswick --   --   --   80

Energy Atlantic --   61  --   --

Total $ 5,226 $4,764  $ 3,745 $ 2,724

12. QUARTERLY INFORMATION (unaudited)

Quarterly financial data for the two years ended December 31, 1999 is as follows:

(Dollars in Thousands Except Per Share Amounts)

1999 by Quarter

1st  2nd  3rd  4th

Operating revenues $17,469 $16,423 $15,391 $18,173

Operating expenses (14,980) (14,789) (14,868) (15,742)

Operating income 2,489 1,634 523 2,431

Interest charges (972) (985) (1,205) (1,074)

Other income-net 242 63 372 488

Net income (loss) $ 1,759 $ 712 $ (310) $ 1,845

Earnings (Loss) per common share $ 1.09 $ 0.44 $ (0.19) $ 1.14

1998 by Quarter

1st  2nd  3rd  4th

Operating revenues $15,597 $13,244 $12,832 $14,954

Operating expenses (13,739) (12,353) (12,059) (12,311)

Operating income 1,858 891 773 2,643

Interest charges (941) (1,017) (1,092) (1,277)

Other income-net 189 148 168 (90)

Net income (loss) $ 1,106 $ 22 $ (151) $ 1,276

Earnings (Loss) per common share $ 0.68 $ 0.01 $ (0.09) $ 0.79

(Page 36)

MAINE PUBLIC SERVICE COMPANY

and Subsidiaries (Unaudited)

All share information and per share amounts reflect the stock split on March 3, 1989.

Consolidated Financial Statistics

1999   1998   1997

Capitalization Including Bank Borrowings (year-end)

Debt (including amount due within one year) 55.11% 61.28% 57.82%

Preferred Stock (including amount due within one year) 0.00% 0.00% 0.00%

Common Shareholders' Equity 44.89% 38.72% 42.18%

Times Interest Earned - *

Before Income Taxes 2.73   2.02   0.14

After Income Taxes 1.94   1.52   0.39

Times Interest and Preferred Dividends Earned - *

After Income Taxes 1.94   1.52   0.39

Embedded Cost of Long-Term Debt (year-end) 7.91% 8.10% 7.96%

Embedded Cost of Preferred Stock (year-end) 0.00% 0.00% 0.00%

Common Shares Outstanding (year-end) 1,617,250 1,617,250 1,617,250

Basic Earnings Per Share of Common Stock (average shares)

Income Before Cumulative Effect of Accounting

Change and Extraordinary Items 2.48    1.39    (1.35)

Extraordinary Items -- -- --

Net Income (Loss) 2.48    1.39    (1.35)

Dividends Per Share of Common Stock

Declared Basis 1.10     1.00     1.00

Paid Basis 1.05      1.00      1.21

Common Stock Dividend Payout Ratio - ** 44.35% 71.94% --

Book Value Per Share of Common Stock (year-end) 22.98   21.60   21.21

Market Price Per Share of Common Stock

High 19 1/8   17 3/16   18 3/8

Low 12 7/8   11 3/4   10 1/4

Close 17 3/8   15 1/4   12

Price Earnings Ratio (year-end) + 7.01 10.97 --

Number of Common Shareholders (year-end) 1,175   1,436   1,436

* Consolidated income before cumulative effect of accounting change and extraordinary items. Includes AFUDC and Deferred Return on

Seabrook Investment. Excludes all regulatory write-offs in 1995.

** 1997 net loss produces a ratio which is not meaningful. Before regulatory write-offs in 1995.

+ 1997 and 1995 net losses produce ratios which are not meaningful.

(Page 37)

1996  1995   1994   1993   1992    1991   1990   1989

52.75% 49.92% 44.25% 45.83% 50.16% 53.01% 49.40% 43.12%

0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 4.02%

47.25% 50.08% 55.75% 54.17% 49.84% 46.99% 50.60% 52.86%

2.18 2.51 3.25 3.49 3.01 2.81 3.24 3.21

1.60 1.80 2.26 2.36 2.09 2.00 2.22 2.26

1.60 1.80 2.26 2.36 2.09 2.00 2.18 2.09

8.01% 9.36% 9.36% 9.14% 9.14% 9.28% 9.92% 9.71%

0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 0.00% 9.74%

1,617,250 1,617,250 1,617,250 1,660,250 1,660,250 1,660,250 1,761,050 1,849,550

1.31 .57 2.99 3.19 2.93 2.62 2.58 2.71

  - (3.86) - - - - - -

1.31 (3.29) 2.99 3.19 2.93 2.62 2.58 2.71

1.84 1.84 1.84 1.78 1.76 1.68 1.68 1.575

l.84 l.84 l.84 l.76 1.74 1.68 1.66 1.55

140.46% 98.40% 61.54% 55.80% 60.07% 64.12% 65.12% 58.12%

23.55 24.09 29.22 28.02 26.61 25.44 24.38 23.39

22 3/8 23 7/8 27 3/8 31 1/4 26 7/8 26 3/8 23 3/8 24 7/8

16 7/8 19 7/8 20 1/2 25 5/8 24 1/4 20 3/4 19 1/2 20 5/16

18 1/8 21 3/8 20 3/4 25 7/8 25 7/8 26 3/8 22 1/4 22 3/8

13.84 --   6.94 8.11 8.83 10.07 8.62 8.26

1,619 1,634 1,650 1,720 1,768 1,823 2,061 1,919

(Pie Chart on Page 36)

1999 Sources of Income

Millions of Dollars (Total $68.6)

and Percent of Total

Other Income

$3 Million [4.4%]

Residential

$21.7 Million

[31.6%]

Commercial

$19.5 Million [28.4%]

Industrial

$10.6 Million [15.5%]

Other Electric Sales

$13.8 Million [20.1%]

1999 Distribution of Income

Millions of Dollars (Total $68.6)

and Percent of Total

Wages and Employee Benefits

$7.1 Million [10.4%]

Taxes

$5 Million [7.3%]

Other Operating Expenses

$8.6 Million [12.5%]

Interest

$4.2 Million [6.1%]

Common Dividends

$1.8 Million [2.6%]

Retained Earnings

$2.2 Million [3.2%]

Fuel & Purchased Power

$39.7 Million [57.9%]

(Stack Chart on Page 37)

YEAR-END CAPITALIZATION

(Percent)

1995 1996 1997 1998 1999

Total Debt 49.92 52.75 57.82 61.28 55.11

Common Equity 50.08 47.25 42.18 38.72 44.89

(Page 38)

MAINE PUBLIC SERVICE COMPANY

and Subsidiaries (Unaudited)

Consolidated Operating Statistics

1999   1998  1997

Operating Revenues

Residential $21,707,886  $20,592,662 $20,391,688

Commercial and Industrial - Small 19,461,913  18,363,186  17,418,761

Commercial and Industrial - Large 10,596,252  10,249,381  9,452,158

Municipal Street Lighting 605,343 585,053  546,071

Area Lighting 279,715  276,029  268,208

Other Municipal and Other

Public Authorities 363,819  478,694  653,563

Other Electric Utilities 12,536,286 4,229,874  4,307,528

Other Operating Revenues 1,904,903  1,852,027 2,034,219

Total Operating Revenues $67,456,117  $56,626,906  $55,072,196

Number of Customers (average)

Residential 28,763  28,635 28,561

Commercial and Industrial - Small 5,690 5,630 5,586

Commercial and Industrial - Large 16 16  15

Municipal Street Lighting 41 39 39

Area Lighting 1,086  1,049  1,063

Other Municipal and Other

Public Authorities 3  4  5

Other Electric Utilities 7 8 11

Total Customers 35,606  35,381  35,280

Net Generation, Purchases and Sales

(thousands of kilowatt-hours)

Net Generation:

Steam 28,783  35,764  26,758

Hydro 81,543  123,288  107,734

Diesel (443) (800) (429)

Purchases:

Nuclear Generated --    --    --

Fossil Fuel Generated 835,211  501,007  496,888

Inadvertent Received (Delivered) (2,120) (4,049) (494)

Total 942,974  655,210  630,457

Losses, Unaccounted for and Unbilled 39,834  39,903  34,128

Company Use 1,192  1,414  1,695

Electricity Sold 901,948  613,893  594,634

Sales:

Residential 170,481  163,073  167,368

Commercial and Industrial-Small 183,424  173,168  168,976

Commercial and Industrial-Large 149,979  144,228  134,741

Municipal Street Lighting 1,800  1,762  1,676

Area Lighting 1,410  1,416  1,443

Other Municipal and Other Public Authorities 4,267  6,827  10,204

Other Electric Utilities 390,587  123,419  110,226

Total Sales 901,948  613,893  594,634

Average Use and Revenue Per

Residential Customer

Kilowatt-hours 5,927  5,695  5,860

Revenue $    754.72  $    719.14  $    713.97

Revenue per Kilowatt-hour 12.73 cents 12.63 cents 12.18 cents

(Page 39)

1996 1995 1994 1993 1992 1991 1990 1989

$19,961,192 $19,080,662 $19,646,681 $19,669,749 $18,704,900 $19,194,469 $18,189,325  $18,537,902

16,420,167  15,723,439  15,614,453  15,177,992  13,787,720  13,991,693  12,708,677  13,379,207

10,111,758  9,437,409 9,225,131  9,554,566  8,891,123  10,105,693  10,115,772  9,785,058

538,890  524,616  517,793  512,439  499,814  512,640  505,063  573,351

273,985  272,896 271,115  269,925  261,984  267,518  262,845  288,378

710,106  903,370  2,105,933  3,597,514  3,761,815  3,977,098 3,611,220  3,736,851

6,893,598 7,573,360  8,481,483  9,188,561  8,150,094  7,328,914  9,649,398  10,980,817

2,354,469  1,762,974  2,505,496  2,505,466  2,626,190  2,460,062  1,701,167  (62,314)

$57,264,165 $55,278,726  $58,368,085 $60,476,212 $56,683,640  $57,838,087 $56,743,467  $57,219,250

28,515  28,385  28,300  28,220 28,102  28,052  27,983  27,737

5,541  5,465  5,418  5,364  5,261  5,205  5,108  4,940

15  15  16  16  15  15  15  17

38  38  38  38  38  38  38  38

1,059  1,048  1,048  1,061  1,075  1,091  1,114  1,155

5  5  8  8  8  8  8  8

10 9  9  8  7  7  7  8

35,183  34,965  34,837  34,715  34,506  34,416 34,273  33,903

10,201  22,867  18,559  26,456  33,509  28,868 59,252  91,361

168,993  121,252  118,759  148,719 130,407  135,619  176,832  106,571

(674) 1,046 (153) 169  (636) (178) (186) 2,664

249,083  9,718  326,334  282,199  263,313  307,769  253,321  369,315

372,431  508,266  290,172  288,487  300,930  246,172 289,177  217,166

741  (1,449) 651  (1,053) (2,232) 1,861   (151) 1,611

800,775  661,700  754,322  744,977  725,291  720,111  778,245  788,688

33,303  36,411  42,880  43,944  43,686  42,114  40,613  42,474

1,517  1,490  1,518 1,542  1,462  1,499  1,559  1,723

765,955  623,799  709,924  699,491  680,143  676,498  736,073  744,491

169,298 168,640 175,685 176,732 176,814 176,028 178,011 178,668

163,804 165,914 167,485 162,949 155,267 149,709 146,881 145,364

134,588 128,478 127,327 135,029 129,981 139,931 155,782 145,307

1,658 1,655 1,642 1,630 1,864 2,336 2,697 2,722

1,418 1,457 1,472 1,482 1,538 1,591 1,643 1,580

10,090 11,747 28,621 53,021 58,388 57,687 57,034 59,190

285,099 145,908 207,692 168,648 156,291 149,216 194,025 211,660

765,955 623,799 709,924 699,491 680,143 676,498 736,073 744,491

5,937 5,941 6,208 6,263 6,292 6,275 6,361 6,442

$ 700.02 $ 672.21 $ 694.23 $ 697.01 $ 665.61 $ 684.25 $650.01 $ 668.35

11.79 c 11.31c 11.18c 11.13c 10.58c 10.90c 10.22c 10.38c

(Page 40)

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

(Inside Back Cover)

Executive Officers

Paul R. Cariani

President & Chief Executive Officer

Frederick C. Bustard

Vice President

Power Delivery

Larry E. LaPlante

Vice President, Treasurer and

Chief Financial Officer

Stephen A. Johnson

Vice President

Energy Atlantic & General Counsel

Peter C. Louridas

Assistant To The President

William L. Cyr

Assistant Vice President

Power Delivery

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

Tuesday, May 9, 2000

Form 10-K

The Company will provide shareholders

with copies of the Form 10-K upon request.

Maine Public Service Company

209 State Street

P. O. Box 1209

Presque Isle, Maine 04769-1209

Tel. No. (207) 768-5811

FAX No. (207) 764-6586

Home Page: http://www.mainepublicservice.com

E-Mail: mainepub@ mfx.net

Exhibit 99(w)

STATE OF MAINE Docket No. 98-584

PUBLIC UTILITIES COMMISSION

April 5, 1999

MAINE PUBLIC SERVICE COMPANY ORDER APPROVING SALE

Petition for Sale of Generating Assets OF ASSETS

WELCH, Chairman; NUGENT and DIAMOND, Commissioners

______________________________________________________________

I. SUMMARY

We approve the sale of generation assets from Maine Public Service Company (MPS, or the Company) to WPS Power Development, Inc. (WPS). We find and certify that the generation facilities to be sold to WPS should be granted Exempt Wholesale Generator (EWG) status by the Federal Energy Regulatory Commission (FERC). We also find that Maine law grants to MPS, or its predecessors, rights, privileges or immunities that are generation assets required to be divested by section 3204.

II. BACKGROUND

As a condition of restructuring, electric utilities must, with limited exceptions, divest all generation assets and all generation-related business activities by March 1, 2000. 35-A M.R.S.A. section 3204(1). For MPS, the limited exceptions constitute a significant portion of its generation assets. The limited exceptions include contracts with qualifying facilities (QFs) (section 3204(1)(A)) and ownership of facilities located outside the United States (section 3204(1)(C)). Thus, MPS is not obligated to divest its contractual entitlement to the output of the 18.1 MW biomass plant owned by

Wheelabrator-Sherman Energy Company or the 34.5 MW Tinker Station which includes 33.5 MW of hydro-electric capacity and 1MW of diesel capacity.1

MPS must divest in accordance with a plan approved by the Commission. MPS hired Stone and Webster Management Consultants, Inc. to assist the Company in its sale efforts. MPS and Stone and Webster developed an auction or bid process. The auction included the opportunity to purchase all MPS generation assets, including the Tinker Station and the contractual entitlement to the output of the Wheelabrator Sherman QF Plant. By Order dated February 20, 1998, the Commission approved the divestiture plan developed by MPS with the assistance of Stone and Webster. Maine

Public Service Company, Docket No. 97-670 (Feb. 20, 1998).

1 Pursuant to 35-A M.R.S.A. section 3204(4), MPS is required to sell periodically the rights to the capacity and energy from the generation assets not divested. See also, chapter 307 of the Commission's Rules.

Order Approving Sale of Assets - 2 - Docket No. 98-584

On July 7, 1998, MPS selected WPS Power Development, Inc. (WPS) as the winning bidder for most of the assets offered. MPS and WPS entered into an Asset Purchase Agreement (APA) whereby MPS agreed to transfer to WPS the following generation assets:

1. The Millinocket Lake Storage Dam;

2. The Squa Pan Dam, including storage and generating capacity;

3. The Caribou Generating Station;

4. The Flo's Inn Generating Station and the Houlton Generating Station (diesel units);

5. The Tinker Generating Station and associated transmission, owned and operated by Maine and New Brunswick Electrical Power Company, Limited (M&NB), a wholly-owned subsidiary of MPS; and

6. MPS's 3.3455% interest in the Wyman Unit #4, oil-fired plant in Yarmouth, Maine.

MPS and WPS executed the following additional agreements which are referenced in the APA:

1. A Buy-back Agreement, pursuant to which MPS will buy back from WPS the output of the assets being purchased by WPS from the date of closing to March 1, 2000;

2. Two Interconnection Agreements, one each for the U.S. and Canadian assets being sold; and

3. A Continuing Site Agreement for certain of the assets being sold.

MPS rejected all bids for the contractual entitlement to the output of the

Wheelabrator-Sherman plant. Because 35-A M.R.S.A. section 3204(1) does not require the divestiture of the Wheelabrator-Sherman contract, the proposed sale to WPS constitutes the complete divestiture required by law.

On August 7, 1998, MPS filed a petition seeking authorization to sell its generation assets to WPS. MPS's filing includes both confidential and non-confidential testimony on the auction process and the details of the sale, as well as the APA, and the buy-back and other agreements between MPS and WPS. After providing notice and opportunity to intervene, the Examiner granted the petitions to intervene of the

Order Approving Sale of Assets - 3 - Docket No. 98-584

Public Advocate (OPA), Houlton Water Company (HWC), and the late-filed petition on behalf of McCain Foods, Inc. (McCain).

In its February 20, 1998 Order approving MPS's divestiture plan, the Commission noted that the lack of any direct electrical connection between MPS and the rest of New England presented unique market power issues that might inhibit the development of an adequate competitive retail market for electricity in northern Maine. The Commission directed MPS to address the market power issues when it filed for authorization to sell its generation assets. In its prefiled testimony, MPS presents evidence and argument as to why the Company's indirect interconnection to New England through New Brunswick and the MEPCO line, and Canadian sources of supply to MPS through New Brunswick, should allow the development of an adequate retail competitive market for electricity in northern Maine.

Intervenor testimony was prefiled by the OPA and HWC. HWC presented testimony that northern Maine's interconnection to New England through New Brunswick does jeopardize the development of an adequate retail competitive retail market and recommended that MPS not be allowed to divest itself of its generation assets until the necessary conditions for retail competition have been undertaken. The OPA presented testimony that, under certain theoretical conditions, owners of generation could manipulate and possibly exert undue control over prices in the market not only in northern Maine, but potentially elsewhere in New England. The OPA's witness recommended that the asset transfer to WPS be approved but that WPS be required to bid for standard offer service at "truly competitive market prices." This recommendation would be implemented either by requiring WPS to extend the terms of the buy-back agreement with MPS beyond February, 2000 or by capping generation prices at the long run marginal cost of new market entry.

On December 10, 1998, the Examiner issued a report prepared by the Commission's consultant that served as the bench analysis. The consultant found that the proposed sale to WPS created ratepayer benefits. However, the consultant raised certain issues about MPS's analysis in choosing the WPS bid. The issues concerned whether: 1) MPS needed to or should retain its diesel units for voltage support; 2) WPS's bid for Wyman 4 was comparable to other recent Wyman 4 bids; and 3) MPS erred by using embedded costs for values of plants not sold when developing bid comparison analysis.

MPS responded to the intervenor testimony and bench analysis in prefiled rebuttal testimony on January 20, 1999.

No intervenor filed testimony or raised issues at hearing or in briefs concerning MPS's auction process or MPS's selection of WPS as the winning bidder. It thus appears that the intervenors do not object to a finding that MPS pursued all reasonable means to reduce its potential stranded costs by the conduct of its auction and the sale of the generating assets to WPS.

Order Approving Sale of Assets - 4 - Docket No. 98-584

III. DISCUSSION

We have reviewed the evidence and issues raised in the bench analysis concerning the auction process and MPS's decisions during that process. We agree with MPS's assertion that the diesel units are not necessary for T&D efficiency reasons. We accept MPS's explanation in its rebuttal testimony as to the reasonableness of the value received for its share of Wyman #4.2

Concerning the use of embedded costs in its bid comparison analysis, MPS admits, at least in part, that such use led to inaccurate comparisons. There is, however, disagreement about the measure of that inaccuracy. Based on the bench analysis, the inaccuracy could result in another bidder's bid for MPS's hydro assets being worth about $300,000 more than WPS's bid for the assets. However, even accepting the validity of the bench analysis calculation, the additional costs of a second auction and closing that would be necessary for the non-hydro assets would likely approach or exceed the $300,000 and thus eliminate any additional value from choosing the other bidder. We will thus approve MPS's choice to sell to WPS and find that MPS reasonably acted to reduce its potential stranded cost by its auction and choice of WPS as the winning bidder.

Much of the market power focus in this proceeding has arisen from two reports prepared on behalf of the Commission for the Joint Standing Committee on Utilities and Energy of the Maine Legislature. The Legislature directed the Commission to conduct a study "to determine the most effective and efficient means" that customers of Maine utilities not directly connected to the New England electric grid "are able to take full advantage of retail access." 35-A M.R.S.A. section 3206(3). This report, entitled: Competition and Market Power in the Northern Maine Electricity Market, prepared for the Commission by Tim Woolf and Bruce Biewald, Synapse Energy Economics, and Duncan Glover, Experiment Failure Analysis, was submitted to the Committee on

December 1, 1998 and was made part of the record in this proceeding.

The effect of market power on the development of the competitive retail electric market in northern Maine was comprehensively reviewed in the joint Commission and Attorney General Final Report on a Study of Market Power Issues Raised by Retail Competition on the Maine Electric Utility Industry (Joint Report), prepared pursuant to P.L. 1997, ch. 447 (118th Legis. 1997) and also submitted on December 1, 1998 and made part of the record. The Joint Report noted the potential for an adversely high level of market power in northern Maine, arising because:

The market is dominated by the New Brunswick Power

Corporation (NBP), which controls transmission access to

northern Maine. NBP transmission is unsupervised by any

2 We do not describe that explanation in this Order because it contains confidential bid information.

Order Approving Sale of Assets - 5 - Docket No. 98-584

regulatory authority, and NBP has set discriminatory rates

with the result that it has preferential access to the market.

This transmission regime effectively excludes Hydro-Quebec

from the market as well as participants from New England

and Nova Scotia.

Joint Report at 59. The Joint Report also cites a transmission constraint and the lack of access to a well designed spot market as factors which aggravate the market power problems.

Presented with these conclusions, the Joint Report opined that "the question of whether retail choice in northern Maine should be postponed must be confronted." Id. The Report concluded, however, that "postponement should be a last resort" and that "[o]ther, less drastic remedies . . . should be implemented in the first instance." Id.

The Joint Report suggested that, until the Province of New Brunswick regulates New Brunswick Power Corporation's (NBP or NB Power) transmission tariff, the northern Maine T&D utilities should contract with NBP for tie-line interruption service and needed ancillary services. The Joint Report also suggested NBP should offer to contract with the T&Ds to provide transmission services at a fixed rate. Preferably, the agreed price should be equal to NBP's lower "out" rate, rather than its higher "through" rate. Joint Report at 77. According to the Joint Report, the effect of such contracts should be to give any party interested in marketing power in northern Maine the ability to do so on the basis of non-firm imports over the MEPCO line backed by NBP's "tie-line interruption service" together with needed ancillary services. These contracts "would effectively remove the south-to-north constraint on the MEPCO line, and significantly improve northern Maine's access to generators in New England." Id. at 74. These contracts might also permit the "beneficial influence of New England spot market pricing to be felt in northern Maine." Id. at 80.

To facilitate a contractual agreement that would mitigate market power problems, the Commission invited the affected and interested parties to meet to discuss the matter: NB Power, the Maine utilities connected to the New England grid only through NB Power (MPS, HWC, Eastern Maine Electric Cooperative, Inc. and Van Buren Light and Power District, collectively referred to as the "northern Maine utilities), the OPA and Hydro-Quebec. As a direct result of the meeting of those parties at the Commission on December 17 and 18, 1998, NBP and the northern Maine utilities have negotiated a Products and Services Agreement, filed on February 22, 1999.

Under the Products and Services Agreement, NB Power agrees to supply: (1) tie-line interruption service, on a firm or non-firm basis, to any northern Maine utility requiring it; (2) ancillary services to any northern Maine utility; (3) transmission services through New Brunswick to any northern Maine utility at a fixed rate equal to the current "out" rate, which rate can be increased only by authorization of the proper New Brunswick regulatory authority; and (4) bona fide offers of energy and capacity and

Order Approving Sale of Assets - 6 - Docket No. 98-584

other electrical products and services to any customer of any northern Maine utility. Items (1) and (2) shall be available for a price equal to NB Power's actual cost plus a reasonable contribution to NB Power's fixed costs. The Agreement continues in effect unless canceled by all the parties or by this Commission. All aspects of the Agreement are subject to impartial arbitration in case of dispute. The Agreement contemplates that the northern Maine utilities will transfer these services at cost to competitive electricity providers.

After the northern Maine utilities entered into the Products and Services

Agreement, MPS, HWC and the OPA filed a Partial Stipulation in this proceeding. The stipulating parties agree that the Products and Services Agreement represents an acceptable mitigation of the market power problems identified by the two Commission Reports. The stipulating parties further agree that access to northern Maine's electrical markets exclusively through NB Power's transmission system and over the MEPCO line is no longer a substantial barrier to the development of an adequate retail market for electricity in northern Maine. The stipulating parties therefore agreed that market power issues do not prevent the Commission from approving the proposed sale of MPS's generation assets to WPS.

McCain is the only party not to join the stipulation. In comments, McCain states that it does not object to approval of the stipulation, "provided such approval properly describes the remaining need for actual interconnection of northern Maine to the electric grid of the United States and contains certain conditions to achieve that objective . . . ." In McCain's view, the arrangements made in the Products and Services Agreement should be viewed as transitional. The transitional, contractual mitigation of NB Power's market power is acceptable to McCain provided that the Commission's order expressly recognizes the "interim and transitional nature" of the Products and

Service Agreement; that MPS and the other northern Maine utilities "continue to be obligated in good faith, to cooperate in efforts of the Commission ... to secure a permanent transmission access to northern Maine"; that MPS "shall be obligated to seek a resolution to the current absence of transmission access" to the rest of the New England; and last, that MPS be required to set aside $1 million of the asset sale proceeds "to fund the exploration and development of a resolution of the absence of transmission access to northern Maine."

We agree that the Products and Services Agreement between NB Power and the northern Maine utilities mitigates market power concerns to a significant extent and, as a result, it is reasonable to allow the sale of MPS assets. We therefore need not decide whether MPS should be authorized to sell its generation assets in the absence of remedies provided by the Products and Services Agreement. We note that this particular sale of assets does not increase market concentration. Without the Products and Services Agreement, the issue would have come down to whether the retention of

Tinker Station in order to hedge against future market power-driven price increases would have outweighed the benefits of reduced stranded costs from the sale of Tinker. Although the Power and Services Agreement does not eliminate all market power

Order Approving Sale of Assets - 7 - Docket No. 98-584

potential, we agree with the stipulating parties that the mitigating effect of the agreement removes the need to consider the retention of Tinker as a hedge against market power. Therefore, the sale to WPS is in the public interest.

We do not believe that the public interest requires the conditions sought by McCain, at least in the form advocated by McCain. As filed, the Product and Services Agreement terminates only with the consent of parties to the Agreement or by Order of the Commission. We are not certain of the other solutions that make the Agreement "interim and transitional" and therefore see no advantage to labeling the Agreement as such. We do agree, however, that the situation in northern Maine is developing and that consideration of a direct transmission link to the rest of New England at some point in the future may be appropriate. We note that the northern Maine T&D utilities will retain a public utility obligation to assure that reasonable transmission access is available so that power can be safely and economically delivered to their customers. McCain has apparently decided that an MPS transmission connection to the New England grid is the only permanent solution to NB Power's market power. While we agree that the Product and Services Agreement may not solve all potential market power problems, and that a transmission connection to MPS may warrant further study, we are not prepared to require MPS to set aside $1 million to study transmission access. At the time further study or construction is found to be appropriate, funding sources (either through utilities or otherwise) will be determined.

MPS requests the Commission to issue Exempt Wholesale Generator (EWG) findings with the Order Approving the Sale of Assets. WPS plans to file applications for EWG determinations with the FERC. Because the facilities to be sold were reflected in rates on October 24, 1992, under federal law, the Maine Commission must certify that allowing the facilities to be eligible: (1) will benefit consumers; (2) is in the public interest; and (3) does not violate Maine law.

We have concluded that the transfer of the assets to WPS is in the public interest. Consumers will benefit by the implementation of the Legislature's requirements of separation of generation from transmission and distribution, as well as by the reduction in stranded costs. The assets are transferred because of state law, obviously not in violation of state law. Because state law separates generation from transmission and distribution and will remove generators from the definition of electric utility, allowing the transferred facilities to be eligible facilities: (1) will benefit consumers; (2) is in the public interest; and (3) does not violate Maine law.

During its 1998 session, the Maine Legislature passed a law authorizing utilities to convey their generation-asset-related rights, privileges and immunities which are required to be divested. The new law, codified at 35-A M.R.S.A. section 3204(8), authorizes the transfer of generation-asset-related rights, privileges and immunities, but only after (1) the utility provides to the Commission a copy of the law granting the rights and a description of the proposed transfer and (2) the Commission specifically finds that the law grants rights, privileges or immunities that are generation assets required to be

Order Approving Sale of Assets - 8 - Docket No. 98-584

divested or that are necessary to the ownership or operation of generation assets required to be divested. On August 7, 1998, MPS provided a copy of laws that grant to MPS (or its predecessors) the rights, privileges or immunities that MPS believes are generation-asset-related and that MPS proposes to transfer to WPS.

The Gould Electric Company obtained authorization from the Maine Legislature to store water and construct dams in certain waters in the State of Maine. P.&S.L. 1921, ch. 111. This authority was transferred to MPS, which was also thereby authorized to develop water power on the Aroostook River. P.&S.L. 1949, ch. 78. The rights and privileges granted under these Laws are necessary to the ownership of the Millinocket Lake Storage Dam and the Squa Pan Dam since they provide a legal authority for the construction, operation and/or ownership of these properties. The Commission finds that these statutory rights are necessary to the ownership or operation of generating assets being sold by MPS to WPS.

Accordingly, we

O R D E R

That the sale of Maine Public Service Company's assets to WPS Power

Development, Inc., pursuant to the Asset Purchase Agreement entered into on July 7, 1998 between Maine Public Service Company and WPS Power Development, Inc., is authorized.

Dated at Augusta, Maine, this 5th day of April, 1999.

BY ORDER OF THE COMMISSION

/s/ Dennis L. Keschl Dennis L. Keschl

Administrative Director

COMMISSIONERS VOTING FOR: WELCH

NUGENT

DIAMOND

This document has been designated for publication.

Order Approving Sale of Assets - 9 - Docket No. 98-584

NOTICE OF RIGHTS TO REVIEW OR APPEAL

5 M.R.S.A. section 9061 requires the Public Utilities Commission to give each party to an adjudicatory proceeding written notice of the party's rights to review or appeal of its decision made at the conclusion of the adjudicatory proceeding. The methods of adjudicatory proceedings are as follows:

1. Reconsideration of the Commission's Order may be requested under Section 6(N) of the Commission's Rules of Practice and Procedure (65-407 C.M.R.11) within 20 days of the date of the Order by filing a petition with the Commission stating the grounds upon which consideration is sought.

2. Appeal of a final decision of the Commission may be taken to the Law Court by filing, within 30 days of the date of the Order, a Notice of Appeal with the Administrative Director of the Commission, pursuant to 35-A M.R.S.A. section 1320 (1)-(4) and the Maine Rules of Civil Procedure, Rule 73 et seq.

3. Additional court review of constitutional issues or issues involving the justness or reasonableness of rates may be had by the filing of an appeal with the Law Court, pursuant to 35-A M.R.S.A. section 1320 (5).

Note: The attachment of this Notice to a document does not indicate the Commission's view that the particular document may be subject to review or appeal. Similarly, the failure of the Commission to attach a copy of this Notice to a document does not indicate the Commission's view that the document is not subject to review or appeal.

STATE OF MAINE

PUBLIC UTILITIES COMMISSION Docket No. 98-584

April 30, 1999

MAINE PUBLIC SERVICE COMPANY ORDER ON MOTION

Petition for Sale of Generating Assets TO AMEND

WELCH, Chairman; NUGENT and DIAMOND, Commissioners

_____________________________________________________________

Maine Public Service Company (MPS), on its own behalf and on behalf of WPS Power Development, Inc., has moved for reconsideration of the Order in this case approving divestiture, dated April 5, 1999. Basically, MPS has requested that we amend the Order by making further specific findings under 35-A M.R.S.A. section 3204(8), beyond those made in the initial order. For the reasons set forth below, we grant the motion.

We have now been supplied with certain additional Private and Special Laws under which Maine Public Service and its predecessors were granted rights necessary to the ownership or operation of MPS' generating assets. These laws are as follows:

Necessary to the Millinocket Lake Storage Dam

P.& S.L. 1943, ch. 84, which authorizes a specific height of water at the

Millinocket Lake Dam.

Necessary to the Caribou Dam

P.& S.L. 1887, ch. 237, which authorized MPS' predecessor to construct the Caribou Dam for purposes of water storage.1

P.& S.L. 1893, ch. 237, granting electrical generation rights to MPS' predecessor at Caribou.

P.& S.L. 1895, ch. 92, granting electric generation rights to MPS' predecessor at Caribou.

1 Rights to supply public water were also granted by this law, but are not pertinent to this proceeding because they were transferred to Caribou Water Works Corporation in 1943.

Order on Motion to Amend - 2 - Docket No. 98-584

P.& S.L. 1935, ch. 15 granting electrical generation rights to MPS' predecessor at Caribou.

P.& S.L. 1917, ch. 203, section 7, authorized Gould Electric Company (now MPS) to purchase the rights and franchises of other utilities; MPS purchased the Caribou Dam in 1943 and since then has exercised rights at Caribou under this law and under the above laws.

The Commission makes the following factual findings:

Millinocket Lake Dam

Rights under P.&S.L. 1943, ch. 84 authorize a specific heights of water at the Millinocket Lake Dam. Therefore, they themselves are generation assets required to be divested under the electric utility divestiture statute and are necessary to the ownership and operation of the assets at Millinocket Lake which are required to be divested under that statute.

Caribou Dam

The rights under the Private and Special laws, P.& S.L. 1887, ch. 237;

P.& S.L. 1893, ch. 380; P.& S.L. 1895, ch. 92; and P.& S.L. 1935, ch. 15 authorize ownership, construction and operation of the Caribou Dam for electrical power generation. Therefore, they themselves are generation assets required to be divested under the electric utility divestiture statute and are necessary to the ownership and operation of the assets at Caribou which are required to be divested under that statute.

MPS's right to acquire other utilities under P.&S.L. 1917, ch. 203, section 7, enable it today to exercise the rights of its predecessors at Caribou set forth in the above laws. Therefore, to that extent they also are necessary to the operation of the Caribou Dam and are generation assets required to be divested under 35-A M.R.S.A. section 3204 state and are necessary to the ownership and operation of the assets at Caribou which are required to be divested under the same statute.

Maine Public Service Company will retain all those Private and Special Law rights related to distribution and transmission of electricity.

Accordingly, we

O R D E R

That the above factual findings supplement the Order of April 5, 1999 in this case.

Order on Motion to Amend - 3 - Docket No. 98-584

Dated at Augusta, Maine, this 30th day of April, 1999.

BY ORDER OF THE COMMISSION

/s/ Raymond Robichaud

Raymond Robichaud

Assistant Administrative Director

COMMISSIONERS VOTING FOR: Welch

Nugent

Diamond

Order on Motion to Amend - 4 - Docket No. 98-584

NOTICE OF RIGHTS TO REVIEW OR APPEAL

5 M.R.S.A. section 9061 requires the Public Utilities Commission to give each party to an adjudicatory proceeding written notice of the party's rights to review or appeal of its decision made at the conclusion of the adjudicatory proceeding. The methods of review or appeal of PUC decisions at the conclusion of an adjudicatory proceeding are as follows:

1. Reconsideration of the Commission's Order may be requested under Section 1004 of the Commission's Rules of Practice and Procedure (65-407 C.M.R.110) within 20 days of the date of the Order by filing a petition with the Commission stating the grounds upon which reconsideration is sought.

2. Appeal of a final decision of the Commission may be taken to the Law Court by filing, within 30 days of the date of the Order, a Notice of Appeal with the Administrative Director of the Commission, pursuant to 35-A M.R.S.A. section 1320(1)-(4) and the Maine Rules of Civil Procedure, Rule 73, et seq.

3. Additional court review of constitutional issues or issues involving the justness or reasonableness of rates may be had by the filing of an appeal with the Law Court, pursuant to 35-A M.R.S.A. section 1320(5).

Note: The attachment of this Notice to a document does not indicate the Commission's view that the particular document may be subject to review or appeal. Similarly, the failure of the Commission to attach a copy of this Notice to a document does not indicate the Commission's view that the document is not subject to review or appeal.

Exhibit 99(x)

87 FERC paragraph 62,053

DC-A-1

UNITED STATES OF AMERICA

FEDERAL ENERGY REGULATORY COMMISSION

Maine Public Service Company ) Docket No. EC99-29-000

PDI New England, Inc. )

ORDER AUTHORIZING DISPOSITION

OF JURISDICTIONAL FACILITIES

(Issued April 14, 1999)

On February 3, 1999, Maine Public Service Company (Maine Public) filed, and on March 2, 1999, PDI New England, Inc. (PDI-NE) joined, an application pursuant to section 203 of the Federal Power Act (FPA)(1) requesting Commission authorization for Maine Public to sell certain jurisdictional facilities to PDI-NE as the designated purchaser for WPS Power Development, Inc. (PDI). The proposed transaction is part of an overall sale of interests in several generating units owned by Maine Public and its subsidiary, Maine and New Brunswick Electrical Power Company, Ltd. (MNB), to subsidiaries of PDI under a state-mandated divestiture of Maine Public's generation assets. The jurisdictional facilities to be sold include the step-up transformers associated with the generating assets to be sold to PDI-NE.(2)

Maine Public is a Public utility under the FPA. Maine Public is engaged in the sale, transmission and distribution of electric energy and related services in northern Maine. Maine Public has two wholly-owned subsidiaries: (1) MNB, which is an electric utility incorporated in the province of New Brunswick, Canada, and (2) Energy Atlantic, LLC, which is a power marketer authorized by the Commission to engage in wholesale sales at Market-based rates.(3)

Docket No. EC99-29-000

Through MNB, Maine Public owns the Tinker Generating Station and associated transmission facilities located in New Brunswick Canada.

PDI, which is a wholly-owned subsidiary of WPS Resources Corporation (WPS), is engaged in the acquisition, development and operation of energy assets. WPS , in turn, is an exempt public utility holding company. Among WPS' other energy-related subsidiaries are: (1) Wisconsin Public Service Corporation, which is a natural gas and electric Public utility serving portions of northeastern Wisconsin and the Upper Peninsula of Michigan; and (2) Upper Peninsula Power Company, which is an electric utility serving portions of the Upper Peninsula of Michigan. PDI-NE and PDI Canada, Inc. (PDI-Can) are wholly-owned subsidiaries of PDI organized for the purpose of acquiring Maine Public's generation assets.(4)

As part of its divestiture plan, Maine Public entered into an Asset Purchase Agreement with PDI under which it will sell to PDI-NE the following generating facilities located in northern Maine: (1) the Millinocket Lake Storage Dam; (2) the 1.4 MW Squa Pan Generating Station and Storage Dam; (3) the 30.9 MW Caribou Generating Station; and (4) the 4.2 MW Flo's Inn Diesel Generation Station and Houlton Diesel Generating Station. Maine Public also will sell to PDI-NE its 3.3455 percent ownership interest in Wyman 4, which is located in southern Maine. In addition, Maine Public proposes to sell to PDI-Can, as the designated purchaser for PDI, the Tinker Generating Station and associated transmission assets owned by MNB in New Brunswick, Canada.

Notice of the application was published in the Federal Register with comments due on or before March 5, 1999. On March 2, 1999, PDI-Can and PDI-NE filed a joint motion to intervene.(5) On March 5, 1999, Houlton Water Company (Houlton) filed a motion to intervene raising no substantive issues. Pursuant to Rule 214 of the Commission's Rules of Practice and Procedure,(6) the timely unopposed motions to intervene serve to make PDI-Can, PDI-NE, and Houlton parties to this proceeding.

Docket No. EC99-29-000

Maine Public contends that the proposed transaction is consistent with the Public interest and will not adversely affect competition, rates, or regulation. With respect to competition, Maine Public states that PDI is a new market participant that currently has no transmission or generation assets in New England. Maine Public also notes that the Commission has found that ownership of these generation assets did not provide Maine Public with market power.(7)

Furthermore, Maine Public asserts that the proposed transaction will not have an adverse effect on rates. According to application, Maine Public currently serves two wholesale customers, Van Buren Light and Power Company and Eastern Maine Electric Cooperative, under power sales agreements that terminate on December 31, 2000. According to the application, upon closing of the proposed transaction until March 1, 2000, Maine Public will buy power from PDI to serve Maine Public's wholesale customers, and after March 1, 2000, Maine Public will obtain power in the market to serve its wholesale customers and other customers under contract. In any event, Maine Public commits that its wholesale customers will be held harmless.(8)

Finally, Maine Public contends that the proposed transaction will have no adverse effect on federal regulation and is necessary to comply with state law.

After consideration, it is concluded that the proposed transaction is consistent with the public interest and is hereby authorized, subject to the following conditions:

  The proposed transaction is authorized upon the terms and conditions and for the purposes set forth in the application;

  the foregoing authorization is without prejudice to the authority of the Commission or any other regulatory body with respect to rates, service, accounts, valuation, estimates or determinations of costs or any other matter whatsoever now pending or which may come before the Commission;

  Nothing in this order shall be construed to imply acquiescence in any estimate or determination of cost or any valuation of property claimed or asserted;

Docket No. EC99-29-000

(4) The Commission retains authority under sections 203(b) and 309 of the Federal Power Act to issue supplemental orders as appropriate; and

    Maine Public shall promptly notify the Commission when the disposition of jurisdictional facilities is consummated.

Authority to act on this matter is delegated to the Director, Division of Opinions and Corporate Applications, pursuant to 18 C.F.R. section 375.308. This order constitutes final agency action. Requests for rehearing by the Commission may be filed within thirty (30) days of the date of the issuance of this order, pursuant to 18 C.F.R. section 385.713.

/s/ Michael A. Coleman

Director

Division of Opinions

And Corporate Applications

Exhibit 99(y)

89 FERC paragraph 61,179

UNITED STATES OF AMERICA

FEDERAL ENERGY REGULATORY COMMISSION

Before Commissioners: James J. Hoecker, Chairman;

Vicky A. Bailey, William L. Massey,

Linda Breathitt, and Curt Hébert, Jr.

Northern Maine Independent System Docket No. ER99-4225-000

Administrator, Inc.

ORDER ACCEPTING NORTHERN MAINE INDEPENDENT SYSTEM

ADMINISTRATOR'S FILING AND GRANTING STATUS AS A

REGIONAL TRANSMISSION GROUP

(Issued November 15, 1999)

On August 25, 1999, Northern Maine Independent System Administrator, Inc. (Northern Maine ISA) submitted a filing under section 205 of the Federal Power Act (FPA),(9) establishing an independent system administrator in Northern Maine.(10) Northern Maine ISA also asks that the Commission find that it is a Regional Transmission Group (RTG) as defined in the Commission's regulations.(11) In this order, we accept the Northern Maine ISA's filing and grant the Northern Maine ISA's request for RTG status.

Docket No. ER99-4225-000 -2-

I. Background

Northern Maine ISA explains that it was created in response to the mandate of the legislature of the State of Maine that effective retail competition be available to all of that state's electricity consumers by March 1, 2000.(12) Northern Maine ISA states that shortly after enactment of the retail electric competition mandate in 1997, Maine Public Service Company (Maine Public Service), Houlton Water Company (Houlton), Eastern Maine Electric Cooperative, Inc. (EMEC), and Van Buren Light and Power District (Van Buren) began a collaborative process open to all stakeholders in Northern Maine, to Canada's New Brunswick Power Corporation (New Brunswick Power) and to other potential stakeholders in the New England and eastern Canadian region. The process evolved to include the active participation of the four initial entities, representatives of each segment of the Northern Maine electric market, including large customers, generators, marketers, brokers, aggregators or other entities legally entitled to sell electric energy, capacity or other ancillary services to the public at retail (called Competitive Electricity Providers (CEPs)), the Maine Public Utilities Commission (Maine Commission), the Maine Attorney General, and the State of Maine Public Advocate (Maine Public Advocate) on behalf of all other electric consumers in Northern Maine. Northern Maine ISA states that its filing in this proceeding is a product of that process.(13)

Northern Maine ISA states that its formation is intended to facilitate the development and implementation of retail electric competition in a geographically broad, but electrically isolated, area in the northern-most part of the State of Maine.(14) The electric system in Northern Maine is not directly interconnected with the rest of New England, any New England Power Pool (NEPOOL) participant, or any other domestic electric system; its participants are not NEPOOL participants and do not participate in ISO New England. The region's only access to the electric system that serves the remainder of New England is through the transmission facilities of Canada's New Brunswick Power, a statutory body created by the legislature of the Province of New Brunswick Power, Canada, to serve the electric energy needs of that province. More specifically, Maine Public Service can access NEPOOL utilities through New Brunswick Power which is, in turn, interconnected with Maine Electric Power Company (Maine Electric), a transmission only company that is jointly owned by a number of New England utilities, including Maine Public Service.

Docket No. ER99-4225-000 -3-

Northern Maine ISA states that, given New Brunswick Power owns significant generation in the region as well as the transmission facilities that connect Maine Public Service and EMEC with each other and with the NEPOOL grid, a central aspect of Northern Maine ISA's formation was the negotiation of a Product and Service Agreement (PSA) with New Brunswick Power. Under the PSA, New Brunswick Power will provide transmission and ancillary services, and power services needed to operate a balancing market and to back up imports that are imported from NEPOOL over Maine Electric's facilities. Northern Maine ISA adds that it is not at this time economically feasible to construct transmission facilities to directly connect Northern Maine to the rest of New England.(15)

Northern Maine ISA asserts that its authority and responsibilities are crafted to facilitate the effective execution of two primary functions: (1) the impartial administration of the reservation, scheduling and dispatch of the Northern Maine transmission system; and (2) the administration of the Northern Maine market, including the operation of the markets for energy, ancillary services and related services.(16) Northern Maine ISA also proposes to be an RTG.

Northern Maine ISA requests that the rates, terms and conditions of the arrangements set forth in its filing be permitted to become effective on March 1, 2000. Northern Maine ISA also requests waiver of the advance notice requirement of section 35.3(a) of the Commission's regulations, 18 C.F.R. section 35.3(a) (1999), in order to permit Northern Maine ISA to make this filing more than 120 days prior to the requested effective date. Northern Maine ISA submits that good cause exists for the requested waiver because it is essential to the market participants that this filing be accepted by the Commission as soon as possible in order to permit them to proceed with the additional investments, acquisitions and technical steps necessary to have the new market fully operational by March 1, 2000, as mandated by the Maine legislature.

Notice of Northern Maine ISA's filing was published in the Federal Register, 64 Fed. Reg. 49,005 (1999), with comments, protests and interventions due on or before September 14, 1999. Dynegy Power Marketing, Inc. (Dynegy) and Maine Public Service filed timely motions to intervene, raising no substantive issues. The Maine Public Advocate filed an untimely motion to intervene on September 24, 1999.

II. Discussion

A. Procedural Matters

Under Rule 214 of the Commission's Rules of Practice and Procedure, 18 C.F.R. section 385.214 (1999), the timely, unopposed motions to intervene of Dynegy and Maine Public Service serve to make them parties to this proceeding.

Docket No. ER99-4225-000 -4-

We find that good cause exists to grant the untimely, unopposed motion to intervene filed by Maine Public Advocate, given its interest in this proceeding and the absence of any undue prejudice or delay.

B. Northern Maine ISA's Filing

1. Relationship to Other Regional Entities

According to Northern Maine ISA, the ISA form as embodied in the ISA Tariff is the most appropriate means, at this time, of ensuring an independent and competitive wholesale and retail market in Northern Maine.(17) Northern Maine has a small (130 MW), widely-dispersed load, and the electric system in Northern Maine is not directly interconnected with the NEPOOL grid. Northern Maine ISA states that the absence of such a direct electrical interconnection, and the attendant complexity and cost of alternative arrangements, have, to date, made participation in NEPOOL or ISO New England infeasible. It also explains that the cost of new transmission facilities to effect such an interconnection cannot, at present, be justified given the load in Northern Maine.

Northern Maine ISA asserts that the costs associated with the establishment and operation of an ISO (establishment of a separate control area, dispatch center and other necessary institutional changes) are equally prohibitive. While Northern Maine ISA will perform some of the functions that the Commission expects to be performed by an ISO, Northern Maine ISA will not take operational control of transmission facilities.

Northern Maine ISA adds that the establishment of the Northern Maine ISA is not intended to preclude the participation of the Northern Maine market and Northern Maine participants in a broader regional transmission organization (RTO) when and if it becomes feasible to do so. Northern Maine ISA further states that the ISA Tariff allows the Northern Maine ISA to be modified or terminated in light of such future regional developments.(18) Northern Maine ISA notes that the relative isolation and modest number and size of the Northern Maine ISA participants, in fact, provide strong incentives for them to facilitate a transition to a larger regional organization, should one develop.

2. Control of the ISA

Northern Maine ISA is a non-profit corporation whose employees may not have any financial interest in the economic performance of any market participant. Any entity that is a transmission user or market participant may become a member of Northern Maine ISA. Northern Maine ISA will be governed by a seven member Board of Directors (Board), all of

Docket No. ER99-4225-000 -5-

which shall service concurrent terms and each of which shall represent one of the following classes of entities: (1) Maine Public Service, (2) EMEC, (3) Houlton and Van Buren; (4) large retail customers (500 kW or more) located in Northern Maine; (5) Maine Public Advocate, on behalf of all other electric customers located in Northern Maine; (6) generators located in Northern Maine; and (7) CEPs located in Northern Maine, except that no generator may qualify for membership in this class. An eighth, non-voting director will be named by New Brunswick Power. Each vote will be equally weighted. At all meetings of the Board, four Directors then in office shall constitute a quorum for the transaction of business. A vote of no less than four Directors at a meeting at which a quorum is present shall constitute an act of the Board. The Board will elect a Chairman, Vice Chairman, President, Treasurer and Clerk. All Board meetings will be open to the public except for executive session proceedings, which will only take place when the Board considers personnel matters, legal proceedings and confidential information from a Northern Maine ISA member provided under the ISA Tariff.

3. Duties of the ISA

In general, Northern Maine ISA's duties are governed by the ISA Tariff and may be amended only by the Board. Northern Maine ISA states that it is obligated, consistent with the ISA Tariff, to develop, interpret and enforce market rules and operating procedures covering all financial and technical aspects, respectively, of the Northern Maine market. Such market rules and operating procedures, which must be implemented prior to the effective date of the ISA Tariff, will implement the mechanics of the daily operation of the Northern Maine market. According to the Northern Maine ISA, the market rules and operating procedures must cover such subjects as reservations, scheduling, dispatch, calculation of available transmission capacity, settlement and billing, demand forecasts, outage coordination and loss administration. While some of the market rules have been tendered in this filing, other market rules, including the enforcement mechanism, will be filed with the Commission at a later date.(19) Northern Maine ISA may revise the market rules only after all members have had ten days to comment, unless the ISA determines that an immediate change is required to avoid adverse effect to the reliability, effectiveness or security of the Northern Maine market.

Northern Maine ISA states that it will administer the reservation, scheduling and dispatch of the Northern Maine transmission system through its administration of the Transmission Owner (TO) tariffs.(20) Under this arrangement, the TOs will cede the

Docket No. ER99-4225-000 -6-

right to schedule and reserve the use of their transmission facilities to the Northern Maine ISA.

Northern Maine ISA asserts that it will not take operational control of the Northern Maine transmission system. Because it will not operate a separate control and dispatch center, the transmission system operators (TSOs)(21) will continue to be responsible for the safety and short-term reliability of the transmission system. Northern Maine ISA, however, will require that each TSO comply with appropriate standards for the maintenance of the short-term reliability of the transmission system that are consistent with the applicable standards set by the North American Electric Reliability Council (NERC) and the Northeast Power Coordinating Council (NPCC).

Northern Maine ISA states that the initial market structure will consist of bilateral transactions between and among wholesale sellers and purchasers, and between retail sellers and customers. Any necessary scheduling adjustments and reconciliations will be accomplished by the Northern Maine ISA through the use of Balancing Energy and Ancillary Services.

Northern Maine asserts that it will have the authority to create an energy market, including the establishment of an hourly pricing mechanism, or to propose separate markets for other products or services, when, in the Northern Maine ISA's judgment, market conditions so warrant.(22) Northern Maine ISA states that any such energy or other product or services markets will not be implemented prior to the receipt of such Commission approvals as are necessary.

Northern Maine ISA states that it also has the authority to independently assess the competitiveness and efficiency of the Northern Maine market and that it shall convey its findings to all ISA Members.(23) Northern Maine ISA may assess the transmission system and develop plans for further development, expansion and improvement.(24) Northern Maine ISA's authority includes its ability to suspend the Northern Maine market if it determines that equipment failure or other physical occurrence will prevent the Northern Maine market from functioning in a reasonable

Docket No. ER99-4225-000 -7-

manner as designed, or would impair the reliable operation of the transmission system.(25)

4. Rates and Terms and Conditions of Service Under the ISA Tariff

Northern Maine ISA will charge rates for two kinds of services: (1) Northern Maine ISA's administration and monitoring services; and (2) those services which the Northern Maine ISA purchases and resells to Northern Maine market participants. All operating expenses, capital expenses and extraordinary expenses necessary for the Northern Maine ISA to carry out its functions under the ISA Tariff will be recovered through a monthly charge to be allocated among: (1) all retail customers in that month; (2) generators that transmit any energy or capacity within, through or out of the Northern Maine market in that month (not including energy delivered to CEPs at a generating unit); and (3) CEPs for those transactions which require the transmission of capacity or energy within, through or out of the Northern Maine market in that month.

The costs associated with the development and implementation of the Northern Maine ISA have, to date, been borne by Maine Public Service, EMEC, Houlton and Van Buren. These costs include the costs of consulting and legal representation, and technical start-up costs. These costs ultimately will be recovered from retail customers and it is currently anticipated that these costs will be retired through the issuance of debt, amortized over a reasonable period of time, and collected as part of Northern Maine ISA's budgeted costs.

Section 6 of the ISA Tariff states essentially that transmission rates will be determined based on where the loads are located, i.e., rates for transmission service will be based on the charges set forth in the tariffs of the systems (Maine Public Services' or EMEC's) the loads are located on. However, if at least 35% of the energy requirements of the loads served on one system are from resources located on the other system, and this occurs for six consecutive months, the Northern Maine ISA will develop and charge a rate that is a composite of the rates set forth in the Maine Public Service and EMEC transmission tariffs. The composite rate shall become effective pursuant to appropriate amendments to the Maine Public Service and EMEC transmission tariffs and the receipt of any necessary Commission approval.

Northern Maine ISA also addresses the issue of market power in its filing. Northern Maine ISA stakeholders believe that the steps they have taken, and the Northern Maine ISA to which they have agreed, mitigate any market power concerns. Northern Maine ISA states that the market to be administered by the Northern Maine ISA will be substantially more competitive, and will provide substantially greater access for competitors, than the current market.

5. Commission Response

We will accept Northern Maine ISA's filing, which establishes the Northern Maine ISA.

Docket No. ER99-4225-000 -8-

We note that, because Northern Maine ISA is not applying for status as an ISO, we have not evaluated the filing based on the Commission's ISO principles. Instead, we have reviewed the filing to determine whether it is reasonable under section 205 of the FPA.

The Commission finds that the proposed rates, terms and conditions for services provided under the ISA Tariff are reasonable. Northern Maine ISA has proposed to recover the costs incurred by the Northern Maine ISA to carry out its functions under the ISA Tariff through a formula rate that will allocate its expenses based on the Northern Maine system load and other transmission uses that do not involve deliveries to those loads.

The ISA Tariff provides that, at present, there will be a single rate for services that involve more than one transmission provider's system, based on the location of the delivery point.(26) This type of pricing has been approved by the Commission for ISO New England.(27)

The Northern Maine market, for the moment, will use bilateral agreements. We note that some of the market rules, such as those addressing sanctions, have yet to be finalized. The Northern Maine ISA has committed to file these separately with the Commission. We will review them at that time.

C. Proposal for RTG Status

The Commission set forth in the RTG Policy Statement seven minimum components that RTG agreements should contain in order to satisfy the FPA.(28) We have described the seven components at length in previous orders,(29) and we will not repeat that discussion here. Rather, for the purposes of this order, the seven components may be summarized as follows: (1) broad membership and sufficient geographic area; (2) adequate consultation and coordination with state agencies; (3) an obligation to provide transmission services for other members; (4) coordinated transmission planning and sharing of transmission planning information; (5) fair and

Docket No. ER99-4225-000 -9-

non-discriminatory governance and decision-making procedures; (6) voluntary dispute resolution procedures; and (7) an exit provision that specifies the obligations of a departing member.(30) The Commission further clarified in SWRTA and WRTA that it would condition the approval of RTGs on the RTG members offering comparable transmission service at least to other members, through transmission tariffs.(31) We discuss below the manner in which the provisions of Northern Maine ISA's filing comply with these requirements.

1. Broad Membership and Sufficient Geographic Area

The RTG Policy Statement states that an RTG agreement must provide for broad membership and, at a minimum, allow any entity that is subject to, or eligible to apply for, an order under section 211 of the FPA to be a member. An RTG should also encompass an area of sufficient size and contiguity to enable members to provide transmission services in a reliable, efficient and competitive manner.(32)

Northern Maine's ISA membership includes all investor-owned, cooperatively-owned, and municipally-owned utilities, as well as generators, suppliers of energy and large retail customers in Northern Maine. Northern Maine ISA will encompass the entire Northern Maine market. Northern Maine ISA's membership is as broad as could be expected for a region of this size and location. Although the Northern Maine market is not large, its geographic isolation from the remainder of the U.S. grid makes it a candidate for RTG status. Therefore, we conclude that the Northern Maine ISA membership eligibility provisions and the nature of the geographic area meet the minimum requirements of the RTG Policy Statement.

2. Adequate State Consultation and Coordination

The second component of an RTG is that it should provide for adequate consultation and coordination with relevant state regulatory, siting, and other authorities. The RTG Policy Statement encourages RTGs to involve the states in whatever way is most effective.(33) We conclude that the Northern Maine ISA satisfies this component. The Maine Attorney General, the Maine Public Advocate and the Maine Commission have been actively involved in the formation of Northern Maine ISA. Also attached as a part of the Northern Maine ISA filing is a letter from the Maine Commission supporting the formation of Northern Maine ISA.(34) Further,

Docket No. ER99-4225-000 -10-

the Maine Public Advocate will have a seat on the Board as a representative for retail electric customers.

3. Obligation to Provide Service

The RTG Policy Statement states that an RTG agreement should impose an affirmative obligation on transmitting utility RTG members to provide transmission services for other members, including enlarging facilities, on a basis consistent with FPA sections 205, 206, 211, 212 and 213.(35)

Northern Maine ISA states that it will reserve and schedule transmission service under Maine Public Service's current open access transmission tariff and under the comparable transmission tariff to be filed with Northern Maine ISA by EMEC.(36) On this basis, and consistent with the commitment that the EMEC transmission tariff will be in effect by the date on which the ISA Tariff becomes effective, we find that Northern Maine ISA meets the third RTG component.

4. Coordinated Transmission Plan and Sharing of Transmission Planning Information

To address the goal of efficient use, expansion and coordination of transmission on a grid-wide basis, the RTG Policy Statement requires an RTG agreement to provide for the development of a coordinated regional transmission plan and the sharing of transmission planning information. The RTG Policy Statement also requires an RTG agreement to include as much detail as possible with regard to operational planning procedures and that the planning process be open to all members and coordinated with other RTGs.(37)

Northern Maine ISA will be responsible for coordinated transmission planning and for the administration of tariff services in Northern Maine, and will draft and carry out an operating plan. We find that these actions meet the minimum requirements of the RTG Policy Statement.

Docket No. ER99-4225-000 -11-

5. Fair and Non-discriminatory Governance and Decision-Making Procedures

Another component set forth in the RTG Policy Statement is that an RTG should include fair, non-discriminatory governance and decision-making procedures, including voting procedures. The Commission is particularly concerned with protecting transmission-dependent utilities. We suggested that procedures such as "super-majority" voting rules could be used to ensure that all interests are protected.(38)

The Commission finds Northern Maine ISA's governance and decision-making procedures, as described above, to be fair and non-discriminatory. We believe that the membership of the Board, the ISA's quorum requirements and its voting procedures result in fair, non-discriminatory governance and decision-making.

6. Voluntary Dispute Resolution Procedures

The Policy Statement provides that an RTG should have voluntary alternative dispute resolution (ADR) procedures that provide a fair alternative to resorting in the first instance to the Commission (through a section 206 complaint or section 211 request for a transmission order). The Commission explained that ADR procedures are particularly appropriate to address technical and reliability issues. The Commission also indicated that it will afford appropriate deference to the outcomes of approved ADR procedures, consistent with its obligation to ensure that the resolution is not unjust, unreasonable, or unduly discriminatory or preferential and that it is not a result of the exercise of market power.(39)

The ISA Tariff provides that any dispute arising between a Northern Maine ISA member and the Northern Maine ISA may be submitted to ADR.(40) The ISA Tariff includes specific dispute resolution procedures for non-rate issues while matters involving rates are to be submitted directly to the Commission for review. In addition, the ADR procedures do not preclude any entity from filing a complaint with the Commission. We find that these ADR procedures meet the Commission's requirement.

7. Exit Provisions

The RTG Policy Statement provides, as the final RTG component, that an RTG

Docket No. ER99-4225-000

agreement should include an exit provision that specifies that obligations of a departing member to comply with its prior commitments under the agreement.(41)

Section 10 of the ISA Tariff provides the procedures that a Northern Maine ISA member must follow should it desire to terminate its member status. Section 10 requires that the member provide a minimum of thirty days written notice to Northern Maine ISA. Upon termination of membership, however, to the extent they remain in service, the former member's Northern Maine generation and transmission (G&T) facilities shall remain subject to the Northern Maine ISA market rules and operating procedures and the Northern Maine ISA Tariff. Northern Maine ISA explains that as a result, the exit provisions have the dual purpose of providing the Northern Maine ISA member with the opportunity to exit the Northern Maine ISA within a reasonable time period, while ensuring that Northern Maine ISA operations are not disrupted by the abrupt or unreasonable withdrawal of a former member's G&T facilities.(42) We find that Northern Maine ISA's exit provisions satisfy the final RTG component.

D. Requests for Waiver and Effective Date

We will grant waiver of the 120-day advance notice requirement to the extent needed to allow the filing to become effective upon commencement of service. Northern Maine ISA should inform the Commission promptly of the date when service commences.(43)

The Commission orders:

(A) Northern Maine ISA's filing is hereby accepted for filing.

(B) Northern Maine ISA's request for RTG status is hereby granted.

(C) We grant Northern Maine ISA's request for waiver of the 120-day advance notice requirement of the Commission's regulations.

(D) Northern Maine ISA is hereby informed of the rate schedule designation in Attachment A.

By the Commission,

/s/ David P. Boergers

(SEAL) David P. Boergers,

Secretary

Attachment A

Northern Maine Independent System Administrator, Inc.

Docket No. ER99-4225-000

Rate Schedule Designations

Designation Description

Rate Schedule FERC No. 1 Northern Maine ISA Tariff

Rate Schedule FERC No. 2 Northern Maine ISA Market Rules

Exhibit 99(z)

STATE OF MAINE Docket No. 98-577

PUBLIC UTILITIES COMMISSION

December 1, 1999

MAINE PUBLIC UTILITIES COMMISSION ORDER APPROVING

Investigation of Stranded Costs, Transmission STIPULATION

And Distribution Utility Revenue Requirements,

And Rate Design of Maine Public Service Company

WELCH, Chairman; NUGENT and DIAMOND, Commissioners

I. SUMMARY

We approve a stipulation that resolves all disputed issues in this investigation. By the settlement, the parties agreed that Maine Public Service Company's (MPS) T&D revenue requirement, exclusive of stranded costs, shall be approximately $16,640,000. As part of the revenue requirement, the parties agreed that MPS's cost of equity is 10.7%, with a 51% equity ratio. The parties agreed to a "top-down" methodology for establishing MPS's core class rate design. The parties also agreed to the proper design of the T&D version of Rate B, MPS's standby rate.

II. INTRODUCTION AND PROCEDURAL HISTORY

In this case, the Commission implements the legislative directive in the Electric Restructuring Act (35-A M.R.S.A. sections 3201-3217) to establish Maine Public Service Company's rates for the start of retail choice on March 1, 2000. On that date, electric generation retail service becomes subject to competition rather than rate regulation. The delivery of electricity will remain regulated as a utility service.

The Restructuring Act requires each electric utility to divest generation-related assets and businesses. The Commission must conduct adjudicatory proceedings to determine for each utility the generation costs stranded by restructuring. In the same proceeding, the Commission must determine the revenue requirement for the remaining transmission and distribution (T&D) utility and the stranded cost charges that will be collected through the T&D rates. 35-A M.R.S.A. section 3208(8). These adjudicatory proceedings must be concluded by December 1, 1999. Id.

The Commission must also design rates to recover the revenue requirement for T&D costs, stranded costs, and any other costs required by the Act to be recovered through T&D rates. The Act also requires the Commission to design rates for backup or standby service. These rate design adjudicatory proceedings must be completed by December 1, 1999. 35-A M.R.S.A. section 3209.

This investigation was initiated by the Commission on August 5, 1998 in order to fulfill our obligation to determine MPS's T&D and stranded costs revenue requirement

Order - 2 - Docket No. 98-577

and T&D rate design. In response to our Notice of Investigation, MPS filed its direct case on October 15, 1999. Timely petitions to intervene were granted from the Office of the Public Advocate (OPA), Wheelabrator-Sherman Energy Company, Bangor Hydro-Electric Company (BHE), Central Maine Power Company (CMP), and Houlton Water Company (HWC).1 The late-filed petitions to intervene on behalf of Pinkham Lumber Company and McCain Foods, Inc. were also granted.

In its direct case filing, MPS determined its T&D revenue requirement (not including stranded costs) to be $19,337,800. MPS also estimated its stranded costs revenue requirement by assuming its generation asset sale to WPS-PDI was completed and by estimating the revenue for selling the output from its QF contract with Wheelabrator-Sherman.

In response to MPS's direct case, the OPA filed direct testimony proposing revenue requirement adjustments, including different cost allocations between T&D and generation functions and a lower cost of capital. The OPA also filed testimony on rate design. Wheelabrator Sherman filed direct testimony on standby rate design.

After the Company filed its rebuttal case in February, 1999, the Advisors presented a Bench Analysis to the parties on June 21, 1999. The Advisors proposed additional ratemaking adjustments, including the addition of a productivity offset as part of the attrition adjustment. The Advisors also proposed a cost of equity for MPS of 10.7%, based upon a capital structure that included 49% equity.

In its response to the Bench Analysis and surrebuttal testimony, MPS revised its T&D revenue requirement, without stranded costs, to $17,324,000. After a series of settlement conferences in which the advisors participated, the parties, with the concurrence of the advisors, agreed upon the parameters of a settlement to this investigation. The parties then reduced their oral agreement from the settlement conferences into a written stipulation that was filed with the Commission on October 14, 1999. All parties either joined the stipulation, or at least did not oppose the stipulation, except for McCain. After McCain raised issues concerning the design of a T&D standby rate, additional settlement conferences were held and an amendment to the stipulation was filed on November 18, 1999. After the amendment and some further discussion concerning the interpretation of the present Rate B, counsel for McCain indicated to the Examiner that McCain does not object to the stipulation.

III. DESCRIPTION OF THE STIPULATION

The parties agree that MPS's T&D revenue requirement, excluding stranded costs, shall be $16,640,000. This T&D revenue requirement is based upon an after-tax, weighted cost of capital of 9.65%, which includes a cost of equity of 10.7% and a 51% equity ratio. The parties also agree that the T&D revenue requirement should be

1 The petitions for HWC, BHE and CMP were granted on the understanding that each was merely monitoring the case.

Order - 3 - Docket No. 98-577

adjusted in an update phase before March 1, 2000. If, before the update is complete, the State Planning Office determines that MPS should increase its DSM expenses beyond the minimum established by statute, that amount should be included in the update. If the DSM spending level is changed after the update phase, MPS shall defer the effect of the increased spending. The T&D revenue requirement should also be adjusted in the update phase for MPS's adjustments to its Flexible Pricing Plan special contracts necessitated by electric restructuring.

The parties agree that T&D rate design should be accomplished using a "top-down" methodology. The top-down methodology means that generation costs will be removed from current rates using standard offer prices, although such prices may be adjusted by the Commission for voltage levels, line losses or other known data.

The parties clarified their agreement as to the proper design of the T&D standby rate in the November 18 amendment. The parties agree that, in accord with the principles established in CMP's T&D rate investigation (Docket No. 97-580), the proper T&D standby rate for MPS should be current Rate B, adjusted to remove generation. The parties agree the workpapers attached to the amendment describe the manner to remove generation costs. By the amendment, the parties also agree that the limitation in the current Rate B to facilities of less than 2MW and a system total limit of 10MW, should be removed in the T&D-only environment.

The parties acknowledge that MPS's stranded costs revenue requirement cannot be calculated until an update phase, after the Wheelabrator-Sherman power output has been auctioned for the first two years of restructuring and the Commission chooses the amortization of the available value from MPS's generation asset sale. The parties do agree, however on some stranded costs recovery principles. The parties agree that MPS's stranded costs, as described in the stipulation, are legitimate, verifiable and unmitigable, and therefore recoverable under the Restructuring Act. The parties agree that MPS can offset available value to recognize the deferred rate increase of 3.66%, authorized in April, 1999 in Docket 98-865. The parties agree that recovery of MPS's regulatory assets associated with its Seabrook investment should not be accelerated, but that MPS will be entitled to offset a portion of its unrecovered Seabrook investment by an amount of MPS's available value, to be determined by the Commission in the update phase, and which in no event will be greater than 50% of the available value.

The parties agree that stranded costs associated with Maine Yankee will not include costs related to payments to Texas pursuant to the Low Level Waste Compact nor payments to replenish Maine's Spent Fuel Trust Fund. The parties agree, however, that MPS may defer any payments that MPS must make to Maine Yankee for either of these expenses in the stranded costs rate effective period. MPS also agrees to be bound by the final ruling in CMP's request for an IRS letter ruling with respect to the normalization requirement for the Investment Tax Credits (ITCs) and Excess Deferred Income Taxes

(EDITs) associated with the generation assets sold as part of restructuring.

The Advisors have participated in the settlement conferences, and recommend that the Commission approve the Stipulation.

Order - 4 - Docket No. 98-577

IV. DECISION

We have reviewed the stipulation and find that it represents a just and reasonable resolution of the issues raised in this phase of our investigation.

Accordingly, we approve the stipulation. The stipulation, therefore, meets one of the criteria we have set for approving stipulations: that the result is reasonable and not contrary to any legislative mandate. The other two criteria are also met. The process that led to the stipulation was fair to all parties; the settlement occurred after all parties had opportunity to develop their cases, and the negotiation took place at a settlement conference initiated by the Advisors to which all parties were invited. Lastly the parties joining the stipulation represent a sufficiently broad spectrum of interests such that the

Commission can be sure there is no appearance or reality of disenfranchisement. Our notice of investigation was well publicized, all petitions to intervene were granted, and all intervenors join or at least do not oppose the stipulation.

The parties have agreed to a cost of capital and capital structure almost identical to that recommended by the Advisors in the Bench Analysis. Although the parties have simply agreed to a bottom-line, T&D-only revenue requirement, from reviewing the testimony and Bench Analysis, we can approximate that the parties have implicitly adopted somewhat more than half of the adjustments proposed by the intervenors and the Bench, even after adjusting for the Bench's recommended cost of capital. As the total value of the disputed issues was not large, less than $500,000 after adjusting for the Advisors' cost of capital, our analysis shows that the compromise reached on the T&D revenue requirement is reasonable.

The stipulation's rate design provisions follow the principles we adopted in CMP's T&D rate investigation, Docket 97-580. We find the rate design provisions to be reasonable. The removal of the limitations in the current standby rate (Rate B), while arguably beyond a strict interpretation of Docket 97-580's "no losers" principle, appears to be a reasonable compromise by MPS in light of the deregulation of generation. We accept the compromise reached by the parties.

We also find the stranded costs principles within the stipulation to be reasonable. The agreement that MPS's stranded costs are legitimate, verifiable and unmitigable is consistent with the evidence in this case and our decision authorizing MPS's sale of generation assets, Docket 98-584. The treatment of stranded costs associated with Seabrook, Maine Yankee, EDITs and ITCs, and the deferred 3.66%, Docket 98-865 rate increase, is reasonable and consistent with our decision in the T&D rate investigations for CMP (Docket 97-580) and BHE (Docket 97-596).

Order - 5 - Docket No. 98-577

Accordingly, we

O R D E R

That the stipulation and amendment to the stipulation, attached to this Order and incorporated by reference into this Order, is approved.

Dated at Augusta, Maine, this 1st day of December, 1999.

BY ORDER OF THE COMMISSION

_______________________________

Dennis L. Keschl

Administrative Director

COMMISSIONERS VOTING FOR: Welch

Nugent

Diamond

Order - 6 - Docket No. 98-577

State of Maine Docket No. 98-577

Public Utilities Commission

October 14, 1999

Public Utilities Commission Re: Stipulation

Investigation of Stranded Costs,

Transmission and Distribution

Utility Revenue Requirements,

And Rate Design of Maine Public

Service Company

_____ The undersigned, being parties to this proceeding, agree as follows:

1. Purpose This Stipulation is intended to resolve all of the issues set forth in the Commission's August 3, 1998, Notice of Investigation in this docket regarding the revenue requirement and rate design of Maine Public Service Company's (MPS) Transmission and Distribution Company (the T & D utility). The Stipulation also sets forth general areas of agreement governing the recovery of MPS's stranded costs. As evidenced by their signatures on this Stipulation, the undersigned agree that the terms set forth herein are reasonable and should be adopted by the Commission.

A. Revenue Requirement

______2. Annual T & D Revenues Effective March 1, 2000, the annual jurisdictional revenue requirement (exclusive of any stranded investment recovery) of MPS's T & D utility shall be $16,640,000, subject to paragraph 4 below.

3. Cost of Capital For the purpose of determining the annual revenue requirement set forth in paragraph 2 above, the parties agree to a weighted, after-tax cost of capital of 9.65% (13.27% on a pre-tax basis), derived as follows:

Cost of Capital Capital Component

Equity 10.7% 51%

Long-Term Debt 8.6% 45%

Short-Term Debt 8.0% 4%

100%

Order - 7 - Docket No. 98-577

4. Revenue Requirement Items Subject to Future Adjustment

(a) Chapter 380 Expenses. Pursuant to 35-A MRSA 32ll, MPS will, prior to March 1, 2000, be obligated to fund certain conservation programs as determined by the State Planning Office (SPO) pursuant to 5 MRSA 3305-B. The revenue requirement set forth in paragraph 2 above reflects MPS's funding of such programs at the stipulated amount of $157,674. Should the SPO require MPS to fund conservation programs in an amount that varies from this $157,674 during the rate-effective period then the parties agree that MPS shall be permitted to recover any variation as follows:

1. If the amount of the variation is announced prior to March 1, 2000, MPS may collect that variation through the rates that shall become effective March 1, 2000, by adding that amount to the revenue requirement set forth in paragraph 2.

2. If the amount of the variation is announced after March 1, 2000, MPS shall defer the variation on its books of account and shall be entitled to recover the variation in rates established in its next general rate case after March 1, 2000.

(b) Flexible Pricing Adjustment. The revenue requirement set forth in paragraph 2, includes $473,526 to reflect revenues lost due to MPS's special contracts and discounted rate classes pursuant to its Flexible Pricing Plan authorized by this Commission in Docket 95-052, and is in accordance with the rate making treatment recommended by the June 21, 1999, Bench Analysis in this docket. The calculation of this lost revenue is set forth in Exhibit BMB-1, page 3 of 3 to the August 19, 1999, Supplemental Surrebuttal Testimony of Brent Boyles. The parties agree that the method set forth in BMB-1 is a reasonable method for calculating the revenue requirement resulting from MPS's Flexible Pricing Plan but further agree that the amounts shown in this Exhibit must be recalculated in light of the Rate Design agreements in Subsection B below. The parties therefore agree that MPS shall adjust the revenue requirement set forth in paragraph 2 to reflect this recalculation of the Flexible Pricing adjustment using the method set forth in BMB-1. MPS shall complete the recalculation by November 15, 1999.

B. Rate Design

The parties agree that beginning March 1, 2000, MPS T&D utility rate design shall be based on the following:

Order - 8 - Docket No. 98-577

5. Top-Down Methodology. In order to reduce customer confusion and adverse bill impacts, the parties agree to use a "top-down" methodology as the basis for establishing MPS's core class rate design. This methodology shall be implemented (on a rate-year basis) in the following way:

(a) The total revenue requirement to be recovered from core customers ("Core Revenue Requirement") will be equal to the Company 's total T&D revenue requirement plus the Company's total stranded cost revenue requirement minus the Adjusted Rate-Year Non-Core T&D Revenues.

(b) The revenue requirement to be recovered from each class will be determined as follows:

RRC = Core Revenue Requirement

Class RB = Revenue from core customers in class at current bundled rates

Class RSO = For each class, the Core Rate-Year billing units multiplied by the applicable Standard Offer price. The Standard Offer prices may be adjusted using rate class voltage levels, line losses or other known class data as the Commission determines proper.

For each class, the Unbundled Revenue Requirement =

ClassRB - {[yClassRB - RRC] x [(ClassRSO)/yClassRSO]}

(c) Within each class, the rate elements will be determined as follows:

ClassRRC = Unbundled Core Revenue Requirement for that class

REB = Bundled Rate Element

RESO = Standard Offer Rate Element

BURE = Billing Units for each rate element in that class

For each rate element, the Unbundled rate element =

REB - {(ClassRB - ClassRRC) x [(RESO x BURE) / y(RESO x

BURE)]/BURE}

Where yRESO x BURE = the sum, for that class, of each rate element multiplied by its applicable billing units.

Order - 9 - Docket No. 98-577

(d) The Adjusted Rate-Year Non-Core T&D Revenues will be estimated to be $7,317,000 (as calculated in Appendix A). This value is subject to modification, based on differences between the assumptions in Appendix A and the special rate contracts actually approved by the Commission between now and February, 2000.

6. Stand-By Rates. All stand-by service, including that provided to generating stations and customers with self-generation, after March 1, 2000, shall, until otherwise ordered by the Commission, be offered by MPS through a rate that consists of MPS's current bundled Rate B from which have been subtracted all generation costs according to the method set forth in paragraph 5 above.

7. Demand Ratchet. MPS will eliminate all demand ratchets from its rates. Revenue associated with the demand ratchet will be collected through the demand charge.

8. Residential Rate A. MPS currently has an inverted block structure for its Residential Rate A, which it has proposed to eliminate and replace with a flat rate. The parties agree to defer consideration of this issue until such time as the Standard Offer prices for MPS's service territory and the results of the Chapter 307 auction are announced and MPS's design for core rates has been determined under paragraph 5 above. At that time the parties shall reevaluate the elimination or reduction of MPS's inverted block Rate A subject to the condition that no Rate A customer will see other than a minimal monthly bill increase as a result of the elimination or reduction of the inverted block structure.

C. Stranded Investment

The parties agree that the precise level of stranded cost recovery cannot be determined until after the results of the Chapter 307 auction of the output of the Wheelabrator-Sherman contract and all costs associated with the sale of the MPS's generating assets are known. In addition, MPS's auditors must complete their examination of the tax calculations and deferred gain in the generation asset sale. The parties do, however, agree on the following principles regarding MPS's stranded cost calculation and further agree those principles shall be reflected in the calculation of the Company's ultimate stranded cost recovery.

9. Further Proceeding. This Docket shall be held open in order to permit the determination of the exact level of MPS's stranded cost recovery once the terms of MPS's sale of its entitlement to the output of Wheelabrator-Sherman under Chapter 307 are known. This determination should be made before February 1, 2000. The stranded investment then calculated shall use a rate effective period of two years.

10. Stranded Investment. MPS's stranded costs consist of: (i) the above-market value of the Wheelabrator-Sherman Power Contract; (ii) the Company's remaining unamortized investment in the Seabrook Nuclear Project; (iii) costs incurred for the buy-down of the Wheelabrator-Sherman Contract; (iv) Deferred fuel costs

Order - 10 - Docket No. 98-577

from the Wheelabrator-Sherman Contract and Maine Yankee as permitted by the Rate Stabilization Plan approved in Docket 95-052 are estimated and reflected in Exhibit SLB-3, page 4 to the Surrebuttal Testimony of Messrs. LaPlante and Brown; (v) MPS's continuing obligation for its share of operating expenses of Maine Yankee, including its share of decommissioning, as well as its recovery of its remaining investment in Maine Yankee and (vi) other regulatory assets as allowed by this Commission in other proceedings. The parties agree that those stranded investments are legitimate, verifiable and unmitigable as of the date of this Stipulation. Recoverable stranded investment will be determined in the proceeding described in paragraph 9.

11. Seabrook. MPS shall continue to amortize its unrecovered investment in the Seabrook Nuclear Unit over the period authorized by the Commission in Docket Nos. 84-80 and 84-113. Contemporaneously with the beginning of stranded investment recovery on March 1, 2000, MPS shall be entitled to offset a portion of its unrecovered Seabrook stranded investment by an amount of MPS's available value, which amount shall be determined in the proceeding referred to in paragraph 9, and which shall not exceed 50% of the available value.

12. Maine Yankee. The parties agree that Exhibit SLB-4 to the Surrebuttal Testimony of Messrs. LaPlante and Brown fully and finally reflects all adjustments required to be made to Maine Yankee stranded investment on account of any issue (whether the subject of an extant settlement or otherwise) of prudency or reasonableness with regard to the ownership, operation, management or any other matter related to Maine Yankee (including any settlement between Maine Yankee and any consumer-owned utilities) and that no further adjustment to the totals shown on that Exhibit shall be made on account of such issues, except for adjustments required by orders or settlements in being as of the date of this Stipulation. The parties agree that the Maine Yankee stranded investment calculation shown on SLB-4 must be adjusted by removing any costs of the ISFSI collections and Texas low level waste compact payments that have been included in that calculation. If such costs are charged to MPS after March 1, 2000, MPS may defer those costs and shall be entitled to seek their recovery in rates in the next general rate case.

13. Docket 98-865. MPS shall offset available value to reflect the recognition of a foregone 3.66% rate increase as authorized by the Commission in Docket 98-865.

14. Certain Taxes As An Offset To Stranded Investment. MPS's sale of certain generating assets to WPS-PDI has raised an issue concerning MPS's unamortized Investment Tax Credits (ITCs) and Excess Deferred Income Taxes (EDITs) that have been recorded with respect to those assets. MPS has stated that recognizing ITCs and EDITs as regulatory assets to offset stranded investment would violate the normalization requirements of the Internal Revenue Code, although the IRS has not yet issued a definitive opinion in this matter in the context of electric restructuring and the mandated sale of generating assets. This same issue was

Order - 11 - Docket No. 98-577

addressed in Docket 97-580 in which the Commission ordered CMP to obtain from the IRS a private letter ruling on this matter. MPS has reviewed CMP's request for a private letter ruling and agrees to be bound by any final definitive ruling on this issue.

15. Stranded Investment Rate Design. MPS shall allocate its recoverable stranded investment among customer classes on a "top-down" approach, in the manner set forth in paragraph 5 (b) and (c).

  Docket 98-138 Cap. In Docket 98-138, the Commission stated the need to create an ROE margin that could be added to an index of water utilities to determine a maximum future cost of equity for MPS should a representative peer group of electric utilities be unavailable. The parties agree that this margin should be 185 basis points above the index of proper water utilities.

17. Stipulation Not Precedential. The making of this Stipulation by the parties shall not constitute precedent as to any matter of law or fact, nor, except as provided herein, shall it prevent any party from making any contention or exercising any right, including rights of appeal, in any other Commission proceeding or investigation or any other trial or action.

18. Construction of Stipulation. The parties agree that this Stipulation shall be considered by the Commission as an integrated solution to the issues addressed herein and shall be null and void and shall not bind the parties if the Commission does not accept it without modification.

In Witness Whereof, the Parties have caused this Stipulation to be signed by their respective attorneys.

October 14, 1999 MAINE PUBLIC SERVICE COMPANY

By

Stephen A. Johnson, General Counsel.

Order - 12 - Docket No. 98-577

October , 1999 OFFICE OF THE PUBLIC ADVOCATE

By

____________________________ Stephen G. Ward. Public Advocate

October , 1999 WHEELABRATOR-SHERMAN ENERGY COMPANY

By

____________________________ Patrick J. Scully

October , 1999 MCCAIN FOODS

By

____________________________

Order - 13 - Docket No. 98-577

State of Maine ) Docket No. 98-577

Public Utilities Commission )

)

Public Utilities Commission ) November 18, 1999

Re: Investigation of Stranded Costs, )

Transmission and Distribution Utility ) First Amendment to Stipulation

Revenue Requirements and Rate Design )

of Maine Public Service Company )

Maine Public Service Company, the Office of the Public Advocate and Wheelabrator-Sherman Energy Company hereby amend the October 14, 1999 Stipulation in the above, to which they are the sole signatories, as follows:

1. Under Section B(5) add a new final paragraph: "Notwithstanding any of the foregoing, the parties intend to remove all production costs from all energy and demand components of MPS's core rates, including Rate B, as illustrated by MPS in its response to HE-Oral-1, which is attached hereto and made a part hereof."

2. Under B(6), add a new final sentence: "In addition, MPS, for rates effective under this Stipulation, shall eliminate both the 2 MW per facility and 10 MW total system limitations contained in the current Rate B."

3. Except as expressly amended above, the Stipulation remains in full force and effect.

4. The Office of the Public Advocate and Wheelabrator-Sherman Energy Company have orally agreed to this amendment and have authorized MPS to state that agreement.

Dated: November 18, 1999 MAINE PUBLIC SERVICE COMPANY

By

_________________________________________ Stephen A. Johnson

Its Vice President

Exhibit 99(aa)

STATE OF MAINE

PUBLIC UTILITIES COMMISSION Docket No. 99-111

December 3, 1999

MAINE PUBLIC UTILITIES COMMISSION ORDER DESIGNATING

Standard Offer Bidding Procedure STANDARD OFFER

PROVIDER AND REJECTING

CERTAIN BIDS (CMP)

WELCH, Chairman; NUGENT and DIAMOND, Commissioners

I. SUMMARY

In this Order we: (1) designate Energy Atlantic (EA) as the standard offer provider for residential/small non-residential customers in the Central Maine Power Company (CMP) service territory for a 2-year period (March 1, 2000 - February 28, 2002) at a standard offer price of $0.04089/kWh; (2) reject the bids received to provide standard offer service to CMP's medium and large non-residential customers, and (3) set the standard offer price for CMP's medium and large non-residential customers at $0.04089/kWh.

II. BACKGROUND

During its 1997 session, the Legislature enacted comprehensive legislation to restructure Maine's electric utility industry. P.L. 1997, ch. 316 (codified at 35-A M.R.S.A. sections 3201-3217). That legislation provides that all electricity consumers in Maine will have the right to purchase generation services from competitive electricity providers beginning March 1, 2000. The Legislature recognized that, at least initially, not all consumers would want or be able to obtain generation services from the competitive market. Accordingly, the Legislature required standard offer service to be available for all electricity consumers who do not otherwise obtain service from the competitive market. 35-A M.R.S.A. section 3212. The Legislature decided that the providers of standard offer service would be chosen by the Commission through a bid process and directed the Commission to promulgate rules to govern the bid and selection process.

Through Orders issued April 22, 1998 and June 29, 1999, the Commission adopted Chapter 301 of its rules. Chapter 301 governs standard offer service and the provider selection process. Docket Nos. 97-739, 98-576. Pursuant to Chapter 301, there is a separate bid process for each utility service territory. Within each territory, bidders may bid on three separate customer classes (residential and small non-residential, medium non-residential, and large non-residential). Bidders are required to commit to a fixed price for a 12-month period and must post security to ensure they are financially capable of providing standard offer service at their stated price.

Order - 2 - Docket No. 99-111

Consistent with the provisions in Chapter 301, on August 2, 1999, the Commission issued three RFBs: one each to provide standard offer service to customers of CMP, Bangor Hydro-Electric Company (BHE), and Maine Public Service Company (MPS). On October 1, 1999 the Commission received proposals in response to the RFBs. The proposals were reviewed by the Commission, its staff and a consultant retained to assist with the process.

On October 25, 1999, the Commission issued an Order that rejected the bids received for the service territories of CMP and BHE, terminated that RFB process, and initiated a new selection process for standard offer providers for CMP and BHE customers. On October 26, 1999, a letter was sent to all bidders in the initial RFB process and to all bidders in the concurrent utility RFB processes for the sale of each utility's generation entitlements pursuant to Chapter 307 of the Commission's rules. The October 26 letter explained the new bidding and selection process and invited the bidders' participation.

On November 8, 1999, the Commission received proposals in response to the new solicitation. The proposals were reviewed by the Commission, its staff and consultant. The results of this review for the CMP 1 service territory are described below.2

III. DECISION

A. Residential/Small Non-Residential Class

We designate Energy Atlantic (EA) as the standard offer provider for the entire residential/small non-residential standard offer class in CMP's service territory. EA's bid price will result in the lowest cost standard offer service for this class from among the bids received. Acceptance of additional, higher bids for a portion of this class to further the objective of obtaining at least three standard offer providers for the CMP service territory would violate the rate impact test contained in section 8(C)(4) of Chapter 301. EA's bid price and, thus, the resulting price for standard offer service in this class is $0.04089/kWh.

EA submitted its $0.04089/kWh bid price for either one or two years. We accept the 2-year proposal. Based on the results of our standard offer solicitations and our observations of the New England power market, $0.04089/kWh appears to be an attractive retail price. By accepting EA's 2-year proposal, we remove the risk that market conditions could cause the second-year standard offer price for the CMP residential/small non-residential class to be substantially higher. If the opposite condition prevails and market prices are lower, marketers can offer prices lower than

1 In a separate order issued today we determine the results for BHE.

2 Because contracts and other arrangements must still be completed, we are not at this time releasing information about non-winning bids. We intend to do so after the contracts and other arrangements are finalized which should occur in about two weeks.

Order - 3 - Docket No. 99-111

the standard offer price, providing consumers with the benefit of lower market costs. Thus, in light of the uncertainty over future prices, our view is that the public interest is best served by the certainty and stability of the 2-year bid.

Section 7 of Chapter 301 provides that the duration of the initial standard offer period will be one year. However, section 10 of the rule allows us, where good cause exists, to waive any requirement not required by statute, provided that the waiver is not inconsistent with the purposes of the Chapter or restructuring statute. The purpose of the standard offer statute and rule is to procure generation service from the market at a reasonable price for all customers that, for whatever reasons, do not obtain service from a competitive supplier. By accepting the 2-year competitively-procured bid price, we ensure a reasonably priced standard offer for a second year and remove the risk of high rates that could occur to the detriment of customers. For these reasons, we find that good cause exists, and a waiver allowing acceptance of the 2-year bid is not inconsistent with the purposes of the Chapter or the rule. Accordingly, we waive all requirements of Chapter 301 necessary to accept the 2-year bid.

EA has already obtained from the Commission a license to provide standard offer service. Consistent with our standard offer RFB, EA must execute the standard offer contract with CMP and furnish the required financial security instrument within two weeks of the date of this Order.

EA's standard offer proposal was made contingent upon acceptance of a companion proposal made by Engage Energy US, L.P. (Engage)3 to purchase the entitlements to capacity and energy from CMP's undivested generation assets and contracts. These entitlements are concurrently in the process of being sold by CMP pursuant to Chapter 307 of the Commission's rules.4 Engage will presumably use these entitlements, at least in part, to supply EA with capacity and energy to provide standard offer service. In a separate order issued today in CMP's Chapter 307 proceeding, Docket No. 99-764, we direct CMP to execute contracts with Engage consistent with the EA/Engage combined proposal.5

B. Medium and Large Non-Residential Standard Offer Classes

We reject the bids received for the medium and large non-residential standard offer classes in CMP's service territory. Bids received for these classes pursuant to the new selection process were non-conforming, and are rejected on that basis. Pursuant to Chapter 301, section 8(D), standard offer service will be provided to

3 Engage is a joint venture of Coastal Corporation and Westcoast Energy Inc.

(both established energy companies) and is not a corporate affiliate of EA.

4 Standard offer and Chapter 307 entitlement contingent proposals were invited pursuant to our October 25, 1999 Order and October 26, 1999 letter to bidders.

5 As described in the Docket No. 99-764 Order, the Engage bid for CMP's

Chapter 307 entitlements yields a value for the entitlements that is very close to the highest value that would have occurred on a stand-alone basis.

Order - 4 - Docket No. 99-111

customers in these classes by CMP using power procured through the wholesale market. We will meet with CMP at the earliest possible opportunity to discuss the process by which it will procure power supply.

Having rejected the bids for the medium and large non-residential classes, we must administratively set the standard offer price customers in these classes will pay for standard offer service. Ch. 301, section 8(D)(3). We set the price at $0.04089/kWh for both classes, which is the same as the price obtained for the CMP residential/small non-residential class through our competitive bid process. We will re-examine the prices when CMP has procured the power supply necessary to provide the service, or when we can make a reasonable estimate of CMP's cost for that supply. If the standard offer prices paid by medium and large non-residential customers are substantially lower than CMP's costs to provide standard offer service, we may increase the standard offer price to reflect costs more closely so that large deferrals are avoided and the prices marketers have to compete with are not artificially low. However, to provide predictability for marketers that must compete with the standard offer price, we will not reduce the medium or large non-residential class standard offer price for the 12-month standard offer period. To the extent the standard offer price is higher than CMP's cost of service, the difference will be returned to consumers through future ratemaking adjustments.

We have chosen to administratively set the price for the medium and large non-residential classes, subject to change only as discussed above, because we believe it is important that both customers and competitive providers know the standard offer prices by early December. We have set the standard offer price for the medium and large non-residential classes equal to the residential/small non-residential price, which is a market determined price. Because of traditional cost-based factors, such as line losses and customer load shapes, prices for medium and large non-residential customers are typically not higher than the prices paid by residential and small non-residential customers. However, in this case, the market did not produce such prices for the medium and large non-residential standard offer classes. Therefore, as noted above, we will set the prices for these classes equal to the market-based price for the residential/small non-residential class, and will re-examine the prices when the costs of the underlying wholesale power supply are better known.

Dated at Augusta, Maine, this 3rd day of December, 1999.

BY ORDER OF THE COMMISSION

/s/ Dennis L. Keschl

Dennis L. Keschl

Administrative Director

COMMISSIONERS VOTING FOR: Welch

Nugent

Diamond

Order - 5 - Docket No. 99-111

NOTICE OF RIGHTS TO REVIEW OR APPEAL

5 M.R.S.A. section 9061 requires the Public Utilities Commission to give each party to an adjudicatory proceeding written notice of the party's rights to review or appeal of its decision made at the conclusion of the adjudicatory proceeding. The methods of review or appeal of PUC decisions at the conclusion of an adjudicatory proceeding are as follows:

1. Reconsideration of the Commission's Order may be requested under Section 1004 of the Commission's Rules of Practice and Procedure (65-407 C.M.R.110) within 20 days of the date of the Order by filing a petition with the Commission stating the grounds upon which reconsideration is sought.

2. Appeal of a final decision of the Commission may be taken to the Law Court by filing, within 30 days of the date of the Order, a Notice of Appeal with the Administrative Director of the Commission, pursuant to 35-A M.R.S.A. section 1320(1)-(4) and the Maine Rules of Civil Procedure, Rule 73, et seq.

3. Additional court review of constitutional issues or issues involving the justness or reasonableness of rates may be had by the filing of an appeal with the Law Court, pursuant to 35-A M.R.S.A. section 1320(5).

Note: The attachment of this Notice to a document does not indicate the Commission's view that the particular document may be subject to review or appeal. Similarly, the failure of the Commission to attach a copy of this Notice to a document does not indicate the Commission's view that the document is not subject to review or appeal.

Exhibit 99(ab)

STATE OF MAINE Docket No. 98-577

PUBLIC UTILITIES COMMISSION

February 17, 2000

MAINE PUBLIC UTILITIES COMMISSION ORDER APPROVING

Investigation of Stranded Costs, Transmission PHASE II STIPULATION

And Distribution Utility Revenue Requirements

And Rate Design of Maine Public Service Company

WELCH, Chairman; NUGENT and DIAMOND, Commissioners

I. SUMMARY

We hereby approve a Stipulation that resolves all issues in Phase II of this investigation. With the resolution of the Phase II issues, we establish transmission and distribution utility rates for Maine Public Service Company (MPS) to be effective on March 1, 2000. On that date, MPS ceases to provide generation service and becomes a transmission and distribution utility. Ratepayers will receive generation service from the standard offer or a competitive electricity provider. The resulting T&D rates, when combined with the applicable standard offer rates, result in class average decreases in the following amounts compared to current bundled rates:

Residential 8.2%

Small Commercial 3.7%

Medium Commercial & Industrial 4.6 to 4.8%

Large Commercial & Industrial 4.6 to 5.2%

The overall decrease for MPS core customers is 6.1%.

II. BACKGROUND

By Order dated December 1, 1999, in this Docket, we approved a Phase I stipulation by which the parties agreed that MPS's T&D revenue requirement, exclusive of stranded costs, shall be approximately $16,640,000. The Phase I stipulation also provided for a "top down" methodology for establishing MPS's core class rate design, and the proper design of the T&D version of Rate B, MPS's stand-by rate.

The Phase I Stipulation and Order left open the determination of MPS's stranded costs revenue requirement. The parties did agree that the stranded costs revenue requirement should be calculated using a rate effective period of two years beginning March 1, 2000. The determination of stranded costs had to be deferred until after the results of the Chapter 307 auction of the output of MPS's Wheelabrator/Sherman

ORDER APPROVING - 2 - Docket No. 98-577

Qualifying Facility (QF) contract (44)

and all costs associated with the sale of MPS's generating assets were finalized. Although the top-down principle was established in Phase I, the actual design of T&D rates could not be accomplished in Phase I. Only after standard offer Service rates and the stranded costs revenue requirement were known, could current bundled rates be compared with the post March 1, 2000 combination of standard offer rates and T&D rates (including stranded costs). T&D rates would not be established in a vacuum, but would be established only after post-electric restructuring rates were compared with current bundled rates. Accordingly, a Phase II of this case was necessary.

In its Phase II filing, MPS proposed to apply 50% of the available value from its generation asset sale to offset its unrecovered Seabrook investment, and to amortize the remaining available value over four years. When combined with the forecasted revenue to be received from the sales of the output of MPS's QF contract, this amortization would result in an approximately levelized annual stranded cost revenue requirement of $13.4 million through the year 2009.(45) By 2010, MPS proposed to recover the last of its regulatory asset referred to as "deferred fuel", meaning deferred expenses associated with the Wheelabrator/Sherman buyout, and Maine Yankee expenses during the rate plan period. The Seabrook regulatory asset is the only other stranded cost to be recovered after 2009. The 30-year amortization period of Seabrook will end in 2016.

When combined with the standard offer rates for its service territory, MPS's Phase II-proposed T&D rates resulted in a 3.9% rate decrease on average over current bundled MPS rates. Because MPS proposed to eliminate the inverted block structure of its residential rate, the 3.9% class average decrease resulted in approximately a 4% rate increase for residential customers that use between 100 and 400 kWh per month and a 9% decrease to residential customers with usage of 1,000 kWh per month.

III. DESCRIPTION OF THE STIPULATION

Only the Office of the Public Advocate (OPA) and MPS have been active parties in Phase II of this proceeding. The OPA and MPS stipulate that the annual revenue requirement of MPS's stranded costs for the period March 1, 2000 through February 28, 2002 shall be $12,503,000. The OPA and MPS also stipulate that MPS shall be allowed to offset its unrecovered investment in the Seabrook Nuclear Power Plant

ORDER APPROVING - 3 - Docket No. 98-577

by an amount equal to 35% of the available value from MPS's generation asset sale, which offset results in $15,100,000 of unamortized Seabrook investment.(46)

The OPA and MPS agree that MPS should eliminate the inclining block for the Residential Rate A and to replace it with a flat usage rate. However, contrary to MPS's filing, the OPA and MPS agree to eliminate Rate A's inclining block structure without increasing the total electric monthly bill of any residential customer. MPS would accomplish this result by reducing the annual revenue requirement of Residential Rate A customers in the amount of $915,000. The revenue requirement reduction is achieved by a reduction in the available value. Thus, the annual revenue requirement associated with stranded costs is reduced from $13.4 million to approximately $12.5 million.

The parties also agree that the implementation of the top down method as described in the Phase I Order and Stipulation results in an anomaly in MPS's time-of-use rates, by producing a negative energy rate in some time periods. Thus, the OPA and MPS agree to eliminate the anomaly by determining the non-winter energy kWh in each of its time-of-use rates by setting those rates such that the ratio of the on-peak non-winter energy rate to the off-peak non-winter energy rate equals the ratio of the on-peak winter energy rate to the off-peak winter energy rate.

The advisors participated in the settlement conferences that produced a stipulation between the OPA and MPS, and recommended that the Commission approve the stipulation. No party opposed the Stipulation.

IV. DECISION

We have reviewed the Stipulation and find that it represents a just and reasonable resolution of the issues in this second phase of our investigation. The Stipulation, therefore, meets one of the criteria we have set for approving stipulations: that the result is reasonable and not contrary to any legislative mandate. The other two criteria are also met. The process that led to this Stipulation was fair to all parties: settlement occurred after all parties had opportunity to develop their positions and the negotiation took place at a settlement conference initiated by the advisors to which all parties were invited. Phase I parties that did not participate in the settlement conferences were also notified by the Examiner of the stipulated results reached by OPA and MPS, and none of the non-participating parties filed comments or objections. Last, the parties joining the Stipulation represent a sufficiently broad spectrum of interest such that the Commission can be sure that there is no appearance or reality of disenfranchisement. The OPA itself brings a broad spectrum of interest to any proceeding. Moreover, as all intervenors had the opportunity to participate in

ORDER APPROVING - 4 - Docket No. 98-577

negotiations and to object to the settlement, but did not do so, there is no appearance or reality of disenfranchisement.

We agree with the stipulating parties that it makes sense to eliminate the residential inverted rate block. For a T&D utility, the inverted block - designed to discourage usage and reflect generation costs - has little if any cost justification. We are reluctant, however, to implement any rate design change that would result in adverse bill impacts at the time the electric industry is restructured. Rate increases of approximately 4% to the residential users between 100 and 400 kWh is obviously such an adverse bill impact. We can accept the compromise that achieves the preferred rate design result of eliminating the residential inverted rate block but accomplishes the result by use of available value to avoid the adverse bill impacts. The rates that result from this compromise produced rate decreases in the following amounts by rate class:

Residential 8.2%

Small Commercial 3.7%

Medium Commercial & Industrial 4.6 to 4.8%

Large Commercial & Industrial 4.6 to 5.2%

The overall decrease for MPS core customers is 6.1%.

We agree with the stipulating parties that the top-down result of negative or zero cost time of use energy charges is an anomalous result that produces an unacceptable rate design. We find that the compromise to eliminate the anomaly is reasonable and consistent with the principles established in the Phase I Order.

To conclude, we find that the stipulation that uses some available value to write-off 35% of unrecovered Seabrook investment and some to eliminate the negative impact of the flattening of the residential inverted rate block, and uses the remainder of available value to levelize the likely stranded cost revenue requirement over 10 years and in an amount during the first rate effective period that produces a modest rate decrease at the time of restructuring , is consistent with our Phase I Order and results in setting just and reasonable T&D rates.

Dated at Augusta, Maine, this 17th day of February, 2000.

BY ORDER OF THE COMMISSION

/s/ Dennis L. Keschl

Dennis L. Keschl

Administrative Director

COMMISSIONERS VOTING FOR: Welch

Nugent

Diamond

THIS ORDER HAS BEEN DESIGNATED FOR PUBLICATION

ORDER APPROVING - 5 - Docket No. 98-577

NOTICE OF RIGHTS TO REVIEW OR APPEAL

5 M.R.S.A. section 9061 requires the Public Utilities Commission to give each party to an adjudicatory proceeding written notice of the party's rights to review or appeal of its decision made at the conclusion of the adjudicatory proceeding. The methods of review or appeal of PUC decisions at the conclusion of an adjudicatory proceeding are as follows:

1. Reconsideration of the Commission's Order may be requested under Section 1004 of the Commission's Rules of Practice and Procedure (65-407 C.M.R. 110) within 20 days of the date of the Order by filing a petition with the Commission stating the grounds upon which reconsideration is sought.

    Appeal of a final decision of the Commission may be taken to the Law Court by filing, within 30 days of the date of the Order, a Notice of Appeal with the Administrative Director of the Commission, pursuant to 35-A M.R.S.A. section 1320(1)-(4) and the Maine Rules of Civil Procedure, Rule 73, et seq.

    Additional court review of constitutional issues or issues involving the justness or reasonableness of rates may be had by the filing of an appeal with the Law Court, pursuant to 35-A M.R.S.A. section 1320(5).

Note: The attachment of this Notice to a document does not indicate the Commission's view that the particular document may be subject to review or appeal. Similarly, the failure of the Commission to attach a copy of this Notice to a document does not indicate the Commission's view that the document is not subject to review or appeal.

STATE OF MAINE ) Docket No. 98-577

PUBLIC UTILITIES COMMISSION )

)

Public Utilities Commission, Re: ) January 24, 2000

Investigation of Stranded Costs, )

Transmission And Distribution Utility )

Revenue Requirements, And Rate Design of ) Stipulation

Maine Public Service Company (Phase II) )

The undersigned, being parties to this proceeding, agree as follows:

  Purpose: This Stipulation is intended to conclude those issues left unresolved or unaddressed by the October 14, 1999 Phase I Stipulation in this Docket (approved by the Commission by Order dated December 1, 1999). These issues are: (a) the exact level of Maine Public Service Company's (MPS) recoverable stranded investment and the level of recovery of that investment during the next rate-effective period; (b) the elimination of the inverted block structure for MPS's Residential Rate A; (c) the proper on-peak to off-peak ratio for MPS's summer TOU rates; and (d) miscellaneous accounting orders.

  Recoverable Stranded Investment: MPS's total legitimate, verifiable and unmitigable recoverable stranded investment for the rate-effective period, together with the total available value from its generation asset sale, as of March 1, 2000, and subject to Paragraph 6(c) of this Stipulation, are the amounts shown on Attachment A to this Stipulation, which attachment is made a part of this Stipulation. The parties further agree that MPS shall be allowed to offset its unrecovered stranded investment in Seabrook by an amount equal to 35% of the available value from its generation asset sale, which offset results in a total recoverable stranded investment in Seabrook of $25,122,000, as shown on Attachment A.

  Rate Period Stranded Investment Recovery: The total annual amount of MPS's stranded investment recoverable through retail rates for the period March 1, 2000 through February 28, 2002 shall be $12,503,000 as shown on Attachment A to this Stipulation.

  Residential Rate A. Effective March 1, 2000, MPS shall eliminate the inclining block for its Residential Rate A and shall replace it with a flat rate under which each customer is charged the same amount for each kwh of usage without regard to the number of kwhs used by that customer. The parties agree that, in order to eliminate Rate A's inclining block structure without thereby increasing the total electric monthly bill of any residential customer, MPS shall reduce the annual revenue requirement of this Residential Rate A customer class in the amount of $915,000. This reduction shall not affect the amount of the T&D utility annual revenue requirement of $16,640,000 set forth in Paragraph A(2) of the October 14, 1999 Stipulation nor the annual recoverable stranded investment of $12,503,000 set forth in Paragraph 3 above.

1

  Summer On-Peak to Off-Peak Energy Ratios. To eliminate certain anomalies in MPS's time of use rates that would result from the application of the top-down methodology in the October 14, 1999 Stipulation, the parties agree that MPS shall determine the non-winter energy (kwh) rates in each of its time of use rates by setting them such that the ratio of the on-peak non-winter energy (kwh) rate to the off-peak non-winter energy (kwh) rate equals the ratio of the on-peak winter energy (kwh) rate to the off-peak winter energy (kwh) rate resulting from application of the top-down methodology set forth in Paragraph 6C of the October 14, 1999 Stipulation for the time of use rate class.

  Miscellaneous Accounting Orders.

Accounting Orders. In determining the amount of stranded cost recovery for the rate effective period shown on Attachment A, the Company incorporated certain accounting methodologies to the various elements of stranded costs. With the parties agreeing on the amount of stranded cost recovery for the two-year period ending February 28, 2002, MPS has requested, and by approval of this Stipulation, shall receive the following accounting orders:

  Carrying Costs on Deferred Fuel Balances. On March 1, 2000, the Company estimates that its deferred fuel costs, as described in Paragraph 10 of the October 14, 1999 Stipulation, will be approximately $10,919,000. Based on the schedules on Attachment A provided to support the determination of the $12,503,000 of stranded cost recovery, the Company will begin to amortize $900,000 of these costs for the period March 1, 2000 to February 28, 2002. The Company will accrue carrying costs on the unrecovered balance at the net of tax cost of capital rate, i.e. 7.98%. The cost of capital rate was set forth in the Phase I Stipulation and approved by the Commission.

  Amortization of Wheelabrator-Sherman Buydown Costs. Beginning January 1, 2001 and continuing through February 28, 2002, the Company will begin amortizing the W-S buydown costs of $8,706,000 at the rate of $1,451,000 per annum.

  Update of Estimates to Actuals. For the following items, the Company has used its best estimates for the determination of stranded costs and will be allowed to adjust its books of accounts for its stranded cost assets or liabilities to reflect actual numbers through February 29, 2000 (references are to schedules provided with Attachment A).

        Carrying costs on available value and revenue attributable to foregone rate increase (LB-2, page 2B);

        Maine Yankee replacement fuel deferral (LB-3, page J);

2

        Available value from asset sale when all legal costs are finalized (LB-6, page 4A); and

        Incremental power supply costs (LB-6, page 5).

  Employee Termination Costs. In determining the annual transmission and distribution revenue requirement set forth in the October 14, 1999 Stipulation, the Company had estimated termination costs associated with personnel displaced by the sale of the Company's generating assets. The Company will be allowed to amortize these costs over four years. In addition, the Company will be allowed to defer all verifiable termination costs that exceed its estimate of $462,000. At the next rate review, the Company will amortize over two years, the balance of any remaining termination costs.

  Stipulation Not Precedential. The making of this Stipulation by the parties shall not constitute precedent as to any matter of law or fact, nor shall it permit any party from making any contention or exercising any right, including rights of appeal, in any other Commission proceeding or investigation or any other trial or action.

In Witness Whereof, the parties have caused this Stipulation to be signed by their respective attorneys.

January 24, 2000 MAINE PUBLIC SERVICE COMPANY

By /s/ Stephen A. Johnson

Stephen A. Johnson, General Counsel

January 24, 2000 OFFICE OF THE PUBLIC ADVOCATE

By /s/ William C. Black __________________ William C. Black

3

1. 16 U.S.C. section 824B (1994).

2. Among the generating assets to be sold in Maine Public's ownership share in the William F. Wyman Unit No. 4 (Wyman 4). Transmission Service to the various Public and municipal utilities that jointly own Wyman 4 is provided under the William F. Wyman Transmission Agreement (Wyman Transmission Agreement). Concurrently with the application, Maine Public requested, pursuant to section 205 of the FPA, that its rights and obligations under the Wyman Transmission Agreement be assumed by PDI-NE as part of the proposed transaction. By unpublished letter order issued March 12, 1999, in Docket No. ER99-1692-000, the Commission accepted the transfer of Maine Public's rights and obligations under the Wyman Transmission Agreement to PDI-NE.

3. Energy Atlantic, LLC, 85 FERC paragraph 61,058 (1998).

4. On February 24, 1999, in Docket No. EC99-1936-000, PDI-NE and PDI-Can filed, pursuant to section 205 of the FPA, a joint application for Commission authorization to engage in sales of electricity at market-based rates. That application will be addressed by a separate Commission order.

5. The joint motion also requests that PDI-NE be allowed to join as an applicant in the instant application.

6. 18 C.F.R. section 385,214 (a) (2) (1998).

7. Application at 13 (citing Maine Public Service Company, 71 FERC paragraph 61,249 (1995) and unpublished letter order issued June 26, 1998, in Docket No. ER95-851-003).

8. Application at 12-13.

9. 16 U.S.C. section 825d (1994).

10. The Northern Maine ISA will include the transmission systems of the investor-owned and cooperatively-owned transmission and distribution systems in the northern-most part of the State of Maine, located in portions of Aroostook, Washington and Penobscot Counties (Northern Maine). Its members will include all investor-owned, cooperatively-owned, and municipally-owned utilities, generators, suppliers of energy and large retail customers in Northern Maine.

11. 18 C.F.R. section 2.21 (1999). The Commission's policy on RTGs is found in the Commission's Policy Statement Regarding Regional Transmission Groups, 58 Fed. Reg. 41,626 (1993), FERC Stats. & Regs. paragraph 30,976 (1993) (RTG Policy Statement).

12. See Northern Maine ISA's Filing at 1.

13. Id. at 3-4

14. Id. at 2. In addition to Maine Public Service, other load-serving entities located in this isolated section of Maine are EMEC, which owns transmission facilities which are interconnected with New Brunswick Power, but not with Maine Public Service, and two municipals that have historically purchased requirements power from Maine Public Service: Houlton and Van Buren.

15. See id. at 2.

16. Id. at 8.

17. Id. at 5.

18. Id.

19. Northern Maine ISA states that any such amendment to the market rules will be filed before December 31, 1999. Northern Maine ISA's Filing at 7.

20. The two main TOs in Northern Maine are Maine Public Service and EMEC. Northern Maine ISA states that, as a public utility, Maine Public Service has an open access transmission tariff on file with the Commission. EMEC is not a public utility because it is a borrower from the Rural Utilities Service (RUS). Northern Maine ISA asserts that EMEC has nevertheless agreed to prepare and to file with the Northern Maine ISA an open access transmission tariff that will, to the extent feasible on the EMEC system, provide transmission access over the EMEC system that is comparable to that provided by the Maine Public Service open access transmission tariff. Northern Maine ISA states that the EMEC open access transmission tariff will be filed with the Northern Maine ISA and become effective prior to the effective date of the Tariff.

21. The two main TSOs in Northern Maine are Maine Public Service and EMEC.

22. Northern Maine ISA's Filing at 12.

23. Id. at Attachment A, Tariff Original Sheet No. 24.

24. Id. at Attachment A, Tariff Original Sheet No. 26

25. Id. at Attachment A, Tariff Original Sheet No. 29.

26. We note that the ISA Tariff does not revise the rates for transmission service under Maine Public Service's open access transmission tariff on file with the Commission.

27. See New England Power Pool, 83 FERC paragraph 61,045 at 61,232-33 (1998).

28. RTG Policy Statement, FERC Stats. & Regs. at 30,872-76; Mid-Continent Area Power Pool, 76 FERC paragraph 61,261 at 62,340 (1996), reh'g denied, 87 FERC paragraph 61,075 (1999).

29. See, e.g., Southwest Regional Transmission Association, 69 FERC paragraph 61,100 at 61,389, 61,391-404 (1994)(SWRTA); Western Regional Transmission Association, 69 FERC paragraph 61,099 at 61,376-85, order on reh'g, 69 FERC paragraph 61,352 (1994), order on compliance filing, 71 FERC paragraph 61,158 (1995)(WRTA).

30. See 18 C.F.R. section 2.21(b)-(c) (1999).

31. See SWRTA, 69 FERC at 61,397-98;WRTA, 69 FERC at 61,380.

32. RTG Policy Statement at 30,873.

33. Id. at 30,874.

34. See Northern Maine ISA's Filing at Attachment C.

35. RTG Policy Statement at 30,874.

36. As noted above, EMEC has committed to file with the Northern Maine ISA an open access transmission tariff that will, to the extent feasible on the EMEC system, provide transmission access over the EMEC system that is comparable to that provided by the Maine Public Service Tariff. The EMEC Tariff will be filed with the Northern Maine ISA and effective prior to the effective date of the ISA Tariff. See Northern Maine ISA's Filing at 10.

37. See SWRTA, 69 FERC AT 61,398-400.

38. RTG Policy Statement at 30,875.

39. RTG Policy Statement at 30,875, 30,877-78.

40. Section 9 includes detailed provisions regarding selection of an arbitrator, allocation of costs, location of the hearing, rules and proceedings, and appeals of an arbitrator's decision.

41. Id. at 30,875-76.

42. Northern Maine ISA's Filing at 24.

43. See. e.g., Entergy Nuclear Generation Company, 86 FERC paragraph 61,142 at 61,503 (1999); GS Electric Generating Cooperative, Inc., et al., 81 FERC paragraph 61,042 at 61,231 (1997).

44. Chapter 307 implements section 3204 of the Restructuring Act that does not require the divestiture of QF contracts but does require the periodic sale of the contractual rights to the capacity and energy.

45. In the years 2002 through 2006, MPS forecasted the need to create additional regulatory assets of $600,000 to $2.1 million per year in order to levelize the revenue requirement in those years.

46. The stranded investment revenue requirement for the unrecovered Seabrook investment, i.e. the unamortized Seabrook investment grossed up for taxes, is $25,122,000.