Form 10-K/A
period 1999-12-31
MAINE PUBLIC SERVICE CO
filed 2000-03-27
CIK 61611

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

(Page 1 of 47 pages)

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

Form 10-K

PART I

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

Item 3. Legal Proceedings - Continued

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

Item 3. Legal Proceedings - Continued

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

Item 3. Legal Proceedings - Continued

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

With the award of the standard offer rate on November 18, 1999, and orders approving the Company's T&D rates and stranded investment recovery rates described above, the MPUC has established all elements of customer rates effective March 1, 2000, the beginning of deregulation in

Item 3. Legal Proceedings - Continued

Maine. On average, our customers' rates will be reduced by approximately 6%.

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

Item 3. Legal Proceedings - Continued

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

Item 3. Legal Proceedings - Continued

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

Page

Report of Independent Accountants 46

Schedule II - Valuation of Qualifying Accounts 47

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Portland, Maine

February 10, 2000

Maine Public Service Company & Subsidiary

Valuation of Qualifying Accounts & Reserves

For the Years Ended December 31, 1999, 1998, & 1997

		Additions		Deductions
	Balance at Beginning of Period	Costs & Expenses	Recoveries of Accounts PreviouslyWritten Off	Accounts Written Off as Uncollectible	Balance at End of Period
Description

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

Presque Isle, Me 04769-1148

Our Web Address: www.energyatlantic.com

(Page 6)

Analysis of Financial Condition and Review of Operations - 1999

RESULTS OF OPERATIONS

Operating Revenues and Energy Sales

Consolidated operating revenues and MWH sales for the years 1999, 1998, and 1997 are as follows:

Consolidated Operating Revenues and Megawatt Hours Sold

	1999		1998		1997
	Dollars	MWH	Dollars	MWH	Dollar	MWH
Residential	$ 21,708	170,481	$ 20,593	163,073	$ 20,391	167,368

Commercial & Industrial
- Large	10,596	149,979	10,249	144,228	9,452	134,741

Commercial & Industrial
- Small	19,462	183,424	18,363	173,168	17,419	168,976

Other Retail	1,249	7,477	1,340	10,006	1,468	13,323

Total Retail	53,015	511,361	50,545	490,475	48,730	484,408

Sales for Resale	1,551	42,224	1,893	56,013	2,168	57,578

Total Primary	54,566	553,585	52,438	546,488	50,898	541,986

Secondary Sales	10,985	348,363	2,337	67,380	2,140	52,648

Total Sales of Electricity	65,551	901,948	54,775	613,868	53,038	594,634
Other	1,905		1,852		2,034
Total Operating Revenue	$ 67,456		$ 56,627		$ 55,072

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

Operating Expenses

For the three-year period 1997-1999, purchased power and other operation and maintenance expenses are as follows:

(Dollars in Thousands)
	1999	1998	1997
Purchased Power
Wheelabrator-Sherman	$14,205	$ 13,830	$15,911
Maine Yankee	3,760	5,670	12,303
Northeast Empire	7,768	7,160	--
NB Power	3,585	4,562	10,786
WPS-PDI	2,653	--	--
System Purchases	60	530	1,308
Power Marketing	8,645	--	--
Total Purchased Power	40,676	31,752	40,308
Deferred Fuel	(1,603)	(2,234)	(3,699)
Net Purchased Power	$ 39,073	$ 29,518	$36,609
Generation
Fuel Expense	$ 622	$ 896	$ 893
Other	569	1,237	1,321
Total Generation	1,191	2,133	2,214
Transmission and Distribution	3,008	3,614	3,609
Customer Accounting and General
Administrative	7,276	7,221	6,947
Energy Atlantic	1,037	--	--
Other Oper. & Maint.	$ 12,512	$12,968	$12,770

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

(Page 16)

	Market Price		Dividends	Dividends
			Paid	Declared
	High	Low	Per Share	Per Share
1999
First Quarter	$16-1/8	$13-1/8	$ .25	$ .25
Second Quarter	$17-7/8	$12-7/8	.25	.25
Third Quarter	$19-1/8	$17-7/16	.25	.25
Fourth Quarter	$19	$16-1/2	.30	.25
Total Dividends			$ 1.05	$ 1.10

1998
First Quarter	$14-1/4	$11-3/4	$ .25	.25
Second Quarter	$15-1/16	$13-15/16	.25	.25
Third Quarter	$15-1/8	$14-1/16	.25	.25
Fourth Quarter	$17-3/16	$13-5/16	.25	.25
Total Dividends			$ 1.00	$ 1.00

Dividends declared within the quarter are paid on the first day of the succeeding quarter.

Five-Year Summary of Selected Financial Data

	1999	1998	1997	1996	1995

Operating Revenues	$67,456,117	$56,626,906	$55,072,196	$57,264,165	$55,278,726

Income (Loss) Before
Extraordinary Items	$4,005,556	$2,252,915	$(2,177,137)	$2,110,694	$920,500
Extraordinary Items, Net of Taxes
	-	-	--	-	(6,235,812)
Income (Loss) Available
for Common Stock	$4,005,556	$2,252,915	$(2,177,137)	$2,110,694	$(5,315,312)

Basic Earnings (Loss) Per Share of Common Stock
Income (Loss) Before
Extraordinary Items	$2.48	$1.39	$(1.35)	$1.31	$0.57
Extraordinary Items	-	--	-	-	$(3.86)
Net Income (Loss)	$2.48	$1.39	$(1.35)	$1.31	$(3.29)

Dividends Per Share of Common Stock:
Declared Basis	$1.10	$1.00	$1.00	$1.84	$1.84

Paid Basis	$1.05	$1.00	$1.21	$1.84	$1.84

Total Assets	$171,548,480	$164,295,548	$163,480,739	$117,192,566	$114,074,091

Long-Term Debt Outstanding	$42,015,000	$47,190,000	$39,805,000	$41,120,000	$37,435,000
Less amount due within one year
	$25,000	1,275,000	$4,155,000	$1,315,000	$1,315,000
Long-Term Debt	$41,990,000	$45,915,000	$35,650,000	$39,805,000	$36,120,000

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

See Notes to Consolidated Financial Statements.

(Page 19)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

Year Ended December 31,

	1999	1998	1997
Cash Flow From Operating Activities
Net Income (Loss)	$4,005,556	$2,252,915	$(2,177,137)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Provided by (Used For) Operations:
Depreciation	2,346,285	2,641,847	2,497,364
Amortization	1,398,256	1,643,842	1,677,399
Deferred Income Taxes - Net	2,225,933	1,698,938	812,897
Deferred Investment Tax Credits and
Excess Deferred Income Taxes	(438,270)	(70,200)	(72,267)
Allowance for Funds Used During
Construction	(83,466)	(56,246)	(28,306)
Income on Tax-Exempt Bonds-
Restricted Funds	(8,830)	(90,700)	(159,114)
Change in Deferred Regulatory and
Debt Issuance Costs	(2,003,759)	(1,840,141)	(2,304,765)
Wheelabrator-Sherman Contract Restructuring	-	(8,705,750)	--
Gain on Sale of Miscellaneous Property	(14,935)	--	--
Change in Deferred Revenues	(1,170,136)	267,921	272,716
Change in Benefit Obligations	(1,371,238)	344,121	546,080
Change in Current Assets and Liabilities:
Accounts Receivable and
Unbilled Revenue	(495,353)	(274,525)	(800,549)
Deferred Fuel and Purchased
Energy Cost	(300,000)	--	(562,000)
Other Current Assets	92,371	1,862,179	(1,266,582)
Accounts Payable	1,079,246	(1,200,161)	396,259
Accrued Taxes and Interest	952,454	148,897	(82,632)
Other Current Liabilities	(7,375)	(18,150)	(19,530)
Other - Net	(912,023)	(752,067)	(448,950)

Net Cash Flow Provided By (Used For)
Operating Activities	5,294,716	(2,147,280)	(1,719,117)

Cash Flow From Financing Activities
Dividend Payments	(1,293,800)	(2,021,562)	(1,212,938)
Bond Issuance Costs	(102,705)	(543,904)	--
Deposit of Asset Sale Proceeds with
Trustee, net	(17,998,000)	--	--
Deposit - FAME Capital Reserve Fund	--	(2,378,386)	--
Issuance of Long-Term Debt	--	11,540,000	--
Drawdown of Tax-Exempt Bond Proceeds	427,886	1,934,540	1,950,692
Retirements of Long-Term Debt	(5,175,000)	(4,155,000)	(1,315,000)
Short-Term Borrowings, Net	(4,500,000)	900,000	5,800,000

Net Cash Flow Provided By Financing Activities	(28,641,619)	5,275,688	5,222,754

Cash Flow Used In Investing Activities
Proceeds from Sale of Generating Assets	37,547,381	--	--
Prepayment of Taxes on Generating Asset Sale
Deferred Gain	(3,925,049)	--	--
Proceeds from Sale of Miscellaneous Property	19,800	--	--
Investment in Electric Plant	(4,763,782)	(3,745,302)	(2,723,828)

Net Cash Flow Used In Investing Activities	28,878,350	(3,745,302)	(2,723,828)

Increase (Decrease) in Cash and
Cash Equivalents	5,531,447	(616,894)	779,809
Cash and Cash Equivalents at Beginning of Year	1,453,826	2,070,720	1,290,911
Cash and Cash Equivalents at End of Year	$6,985,273	$1,453,826	$2,070,720

Supplemental Disclosure of Cash Flow Information:
Cash Paid During The Year For:
Interest	$4,289,102	$3,763,628	$ 3,360,855
Income Taxes (1999, 1998 and 1997 are
net of tax refunds of $208,836,
$2,083,783 and $851,506,
respectively)	$5,273,330	$(1,238,467)	$ (370,709)

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

See Notes to Consolidated Financial Statements.

(Page 21)

Capitalization and Liabilities

December 31,

	1999	1998

Capitalization (see accompanying statements):
Common Shareholders' Equity	$ 37,159,608	$ 34,933,027
Long-Term Debt	41,990,000	45,915,000
Total	79,149,608	80,848,027

Current Liabilities:
Long-Term Debt Due Within One Year	25,000	1,275,000
Notes Payable to Banks	3,600,000	8,100,000
Accounts Payable	4,777,134	3,329,730
Accounts Payable - Associated Companies	263,196	341,210
Accrued Employee Benefits	676,837	1,000,130
Deferred Income Taxes Related to Deferred Fuel Costs	194,911	--
Dividends Declared	485,176	404,313
Customer Deposits	17,092	24,467
Taxes Accrued	9,131,138	57,437
Interest Accrued	656,346	971,271
Total	19,826,830	15,503,558

Deferred Credits:
Deferred Revenues	--	1,170,136
Uncollected Maine Yankee Decommissioning Costs	32,157,673	36,037,446
Income Taxes	17,160,240	25,812,477
Investment Tax Credits	287,713	578,006
Deferred Gain & Related Accounts-Generating Asset sale	20,227,199	--
Miscellaneous	2,739,217	4,345,898
Total	72,572,042	67,943,963

Commitments, Contingencies, and Regulatory Matters (Note 11)

Total Capitalization and Liabilities	$171,548,480	$164,295,548

(Page 22)

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statement of Consolidated Common Shareholders' Equity

		Par Value	Paid-In	Retained	Treasury
	Shares	Issued	Capital	Earnings	Stock

Balance, January 1, 1997	1,617,250	$ 13,070,750	$ 38,317	$ 30,697,058	$(5,714,376)

Net Loss				(2,177,137)
Dividends:
Common Stock ($1.00 per share)				(1,617,250)

Balance, December 31, 1997	1,617,250	13,070,750	38,317	26,902,671	(5,714,376)

Net Income				2,252,915
Dividends:
Common Stock ($1.00 per share)				(1,617,250)

Balance, December 31, 1998	1,617,250	13,070,750	38,317	27,538,336	(5,714,376)

Net Income				4,005,556
Dividends:
Common Stock ($1.10 per share)				(1,778,975)

Balance, December 31, 1999	1,617,250	$ 13,070,750	$38,317	$ 29,764,917	$ (5,714,376)

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

	1999	1998	1997

Current income taxes	$ 13,305,318	$ 539,204	$(1,654,540)
Deferred income taxes	(9,857,507)	1,698,938	812,897
Investment credits, net	(48,861)	(70,200)	(72,267)
Total income taxes	$ 3,398,950	$2,167,942	$ (913,910)

Allocated to:
Operating income	$ 3,529,542	$ 2,118,095	$ (975,093)
Other income	(130,592)	49,847	61,183
Total	$ 3,398,950	$2,167,942	$ (913,910)

The effective income tax rates differ from the U.S. statutory rate as follows:

	1999	1998	1997

Statutory rate	34.0%	34.0%	(34.0)%
Excess Canadian taxes	.7	2.7	3.3
Amortization of recoverable Seabrook costs	3.8	6.4	9.1
State income taxes	10.1	5.9	(5.9)
Other	(2.7)	--	(2.1)
Effective rate	45.9%	49.0%	(29.6)%

The elements of deferred income tax expense (credit) are as follows:

(Dollars in Thousands)

	1999	1998	1997
Temporary Differences at Statutory Rates:
Seabrook - costs	$ (200)	$ (200)	$ (200)
Liberalized depreciation	46	57	80
AFUDC-borrowed funds	(38)	(38)	(38)
Deferred fuel	455	987	1,479
Deferred regulatory expense	(113)	(124)	(266)
Unbilled and deferred revenue	--	360	(108)
Accrued pension and postretirement benefits	723	(112)	(182)
Wheelabrator-Sherman power purchase
restructuring	1,344	784	--
Generating Asset Sale	(11,956)	--	--
Other	(119)	(15)	48
Total temporary differences - statutory rates	$ (9,858)	$ 1,699	$ 813

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

Dividends received during 1999, 1998, and 1997 from Maine Yankee were approximately $453,750, $108,750, and $75,000, respectively, and from MEPCO $207,974 in 1999 and approximately $7,300 in 1998 and 1997. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies. Condensed financial information (unaudited) for Maine Yankee and MEPCO is as follows:

(Dollars in Thousands)
Maine Yankee	MEPCO

	1999	1998	1997	1999	1998	1997
Earnings
Operating revenues	$ 69,439	$ 110,608	$ 238,586	$ 2,738	$ 3,514	$ 25,123
Earnings applicable to
Common Stock	$ 4,863	$ 4,916	$ 7,613	$ 3,309	$ 948	$ 1,463
Company's equity share
of net earnings	$ 243	$ 246	$ 381	$ 248	$ 71	$ 110

Investment
Total assets	$1,049,972	$1,183,298	$ 1,368,143	$ 7,772	$ 5,581	$ 4,362
Less:
Preferred stock	15,000	16,800	17,400	--	--	--
Long-term debt	48,000	48,000	76,665	--	220	420
Other liabilities and
deferred credits	911,994	1,039,008	1,195,128	4,043	2,146	1,578
Net assets	$ 74,978	$ 79,490	$ 78,950	$ 3,729	$ 3,215	$ 2,364
Company's equity in
net assets	$ 3,749	$ 3,975	$ 3,948	$ 279	$ 241	$ 177

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

The following table sets forth the plans' change in benefit obligation, change in plan assets, funded status and assumptions as of December 31, 1999 and 1998:

Pension Health Care

(Dollars in Thousands) Benefits Benefits

	1999	1998	1999	1998
Changes in benefit obligation
Benefit obligation at
beginning of year	$15,746	$14,685	$5,991	$4,933
Service cost	377	377	107	119
Interest cost	1,033	998	367	335
Special Termination
Benefits	54	--	--	--
Amendments	--	--	(724)	--
Curtailment gain	(167)	--	--	--
Actuarial (gain) loss	(1,819)	585	(637)	848
Benefits paid	(922)	(899)	(318)	(244)
Benefit obligation at
end of year	14,302	15,746	4,786	5,991
Change in plan assets
Fair value of plan assets at
beginning of year	16,883	15,123	--	--
Actual return on plan assets	1,570	2,354	--	--
Employer contribution	330	305	2,419	244
Benefits paid	(922)	(899)	(318)	(244)
Fair value of plan assets
at end of year	17,861	16,883	2,101	--
Funded Status	3,559	1,137	(2,685)	(5,991)
Unrecognized transition
(asset) obligation	(248)	(326)	2,754	2,967
Unrecognized prior service cost	626	741	(708)	--
Unrecognized net actuarial
(gain)/loss	(5,423)	(3,170)	(130)	508
Accrued benefit cost	$ (1,486)	$ (1,618)	$ (769)	$ (2,516)

Weighted-average assumptions as
of December 31 (measurement date)
Discount rate	7.75%	6.75%	7.75%	6.75%
Expected return on plan assets	8.50%	8.50%	7.50%	N/A
Rate of compensation increase	4.50%	4.50%	N/A	N/A

(Page 29)

The foll owing table sets forth the plans' net periodic benefit cost for 1999, 1998, and 1997:

(Dollars in Thousands) Pension Benefits Health Care Benefits

	1999	1998	1997	1999	1998	1997

Service cost	$ 377	$ 377	$323	$107	$119	$103
Interest cost	1,033	998	964	367	335	343
Expected return on plan assets	(1,136)	(1,044)	(981)	--	--	--
Amortization of transition obligation	(77)	(77)	(77)	213	213	213
Amortization of prior service cost	73	76	76	(15)	--	--
Curtailment (1)	--	--	--	--	--	--
Recognized net actuarial (gain)	--	--	--	--	--	(2)
Net periodic benefit cost	$270	$330	$305	$672	$667	$657

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

Under the terms of this amendment, W-S agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term in exchange for an up-front payment of $8.7 million. The Company and W-S also agreed to renew the PPA for an additional six years at agreed-upon prices. The amended PPA has helped relieve the financial pressure caused by the closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is, therefore, in the best interest of the Company, its customers and shareholders. Expenses under this contract during 1999, 1998 and 1997 were $14.2 million, $13.8 million and $15.9 million, respectively.

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

(Page 35)

Construction Program

Expenditures on additions, replacements and equipment for the years ended December 31, 1999, 1998, and 1997, along with 2000 estimated expenditures, are as follows:

(Dollars in Thousands)

	2000	1999	1998	1997
(Unaudited Estimates)
Parent Company
Generation	$ --	$ 12	$ 4	$ 92
Transmission	1,157	1,277	803	491
Distribution	3,162	2,342	2,226	1,636
General	907	1,072	712	425
Total Parent	5,226	4,703	3,745	2,644
Subsidiaries
Maine and New Brunswick	--	--	--	80
Energy Atlantic	--	61	--	--
Total	$ 5,226	$ 4,764	$ 3,745	$ 2,724

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

(Page 38)

MAINE PUBLIC SERVICE COMPANY

and Subsidiaries (Unaudited)

Consolidated Operating Statistics

1999 1998 1997

Operating Revenues
Residential	$21,707,886	$20,592,662	$20,391,688
Commercial and Industrial - Small	19,461,913	18,363,186	17,418,761
Commercial and Industrial - Large	10,596,252	10,249,381	9,452,158
Municipal Street Lighting	605,343	585,053	546,071
Area Lighting	279,715	276,029	268,208
Other Municipal and Other
Public Authorities	363,819	478,694	653,563
Other Electric Utilities	12,536,286	4,229,874	4,307,528
Other Operating Revenues	1,904,903	1,852,027	2,034,219
Total Operating Revenues	$67,456,117	$56,626,906	$55,072,196

Number of Customers (average)
Residential	28,763	28,635	28,561
Commercial and Industrial - Small	5,690	5,630	5,586
Commercial and Industrial - Large	16	16	15
Municipal Street Lighting	41	39	39
Area Lighting	1,086	1,049	1,063
Other Municipal and Other
Public Authorities	3	4	5
Other Electric Utilities	7	8	11
Total Customers	35,606	35,381	35,280

Net Generation, Purchases and Sales
(thousands of kilowatt-hours)
Net Generation:
Steam	28,783	35,764	26,758
Hydro	81,543	123,288	107,734
Diesel	(443)	(800)	(429)
Purchases:
Nuclear Generated	--	--	--
Fossil Fuel Generated	835,211	501,007	496,888
Inadvertent Received (Delivered)	(2,120)	(4,049)	(494)
Total	942,974	655,210	630,457
Losses, Unaccounted for and Unbilled	39,834	39,903	34,128
Company Use	1,192	1,414	1,695
Electricity Sold	901,948	613,893	594,634

Sales:
Residential	170,481	163,073	167,368
Commercial and Industrial-Small	183,424	173,168	168,976
Commercial and Industrial-Large	149,979	144,228	134,741
Municipal Street Lighting	1,800	1,762	1,676
Area Lighting	1,410	1,416	1,443
Other Municipal & Other Public Authorities	4,267	6,827	10,204
Other Electric Utilities	390,587	123,419	110,226
Total Sales	901,948	613,893	594,634

Average Use and Revenue Per
Residential Customer
Kilowatt-hours	5,927	5,695	5,860
Revenue	$ 754.72	$ 719.14	$ 713.97
Revenue per Kilowatt-hour	12.73 cents	12.63 cents	12.18 cents

(Page 39)

1996	1995	1994	1993	1992	1991	1990	1989

$19,961,192	$19,080,662	$19,646,681	$19,669,749	$18,704,900	$19,194,469	$18,189,325	$18,537,902
16,420,167	15,723,439	15,614,453	15,177,992	13,787,720	13,991,693	12,708,677	13,379,207
10,111,758	9,437,409	9,225,131	9,554,566	8,891,123	10,105,693	10,115,772	9,785,058
538,890	524,616	517,793	512,439	499,814	512,640	505,063	573,351
273,985	272,896	271,115	269,925	261,984	267,518	262,845	288,378

710,106	903,370	2,105,933	3,597,514	3,761,815	3,977,098	3,611,220	3,736,851
6,893,598	7,573,360	8,481,483	9,188,561	8,150,094	7,328,914	9,649,398	10,980,817
2,354,469	1,762,974	2,505,496	2,505,466	2,626,190	2,460,062	1,701,167	(62,314)
$57,264,165	$55,278,726	$58,368,085	$60,476,212	$56,683,640	$57,838,087	$56,743,467	$57,219,250

28,515	28,385	28,300	28,220	28,102	28,052	27,983	27,737
5,541	5,465	5,418	5,364	5,261	5,205	5,108	4,940
15	15	16	16	15	15	15	17
38	38	38	38	38	38	38	38
1,059	1,048	1,048	1,061	1,075	1,091	1,114	1,155

5	5	8	8	8	8	8	8
10	9	9	8	7	7	7	8
35,183	34,965	34,837	34,715	34,506	34,416	34,273	33,903

10,201	22,867	18,559	26,456	33,509	28,868	59,252	91,361
168,993	121,252	118,759	148,719	130,407	135,619	176,832	106,571
(674)	1,046	(153)	169	(636)	(178)	(186)	2,664

249,083	9,718	326,334	282,199	263,313	307,769	253,321	369,315
372,431	508,266	290,172	288,487	300,930	246,172	289,177	217,166
741	(1,449)	651	(1,053)	(2,232)	1,861	(151)	1,611
800,775	661,700	754,322	744,977	725,291	720,111	778,245	788,688
33,303	36,411	42,880	43,944	43,686	42,114	40,613	42,474
1,517	1,490	1,518	1,542	1,462	1,499	1,559	1,723
765,955	623,799	709,924	699,491	680,143	676,498	736,073	744,491

169,298	168,640	175,685	176,732	176,814	176,028	178,011	178,668
163,804	165,914	167,485	162,949	155,267	149,709	146,881	145,364
134,588	128,478	127,327	135,029	129,981	139,931	155,782	145,307
1,658	1,655	1,642	1,630	1,864	2,336	2,697	2,722
1,418	1,457	1,472	1,482	1,538	1,591	1,643	1,580
10,090	11,747	28,621	53,021	58,388	57,687	57,034	59,190
285,099	145,908	207,692	168,648	156,291	149,216	194,025	211,660
765,955	623,799	709,924	699,491	680,143	676,498	736,073	744,491

5,937	5,941	6,208	6,263	6,292	6,275	6,361	6,442
$ 700.02	$ 672.21	$694.23	$ 697.01	$ 665.61	$ 684.25	$ 650.01	$ 668.35
11.79c	11.31c	11.18c	11.13c	10.58c	10.90c	10.22c	10.38c

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