Form 10-Q
period 2000-03-31
MAINE PUBLIC SERVICE CO
filed 2000-05-12
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

The Securities Exchange Act of 1934

For Quarter Ended March 31, 2000

Commission File No. 1-3429

Maine Public Service Company

(Exact name of registrant as specified in its charter)

Maine

(State or other jurisdiction of incorporation or organization)

01-0113635

(I.R.S. Employer Identification No.)

209 State Street, Presque Isle, Maine

(Address of principal executive offices)

04769

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

Common Stock, $7.00 par value - 1,607,250 shares

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter ended March 31, 2000, and for the corresponding period of the preceding year; a consolidated balance sheet as of March 31, 2000, and as of December 31,1999, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 2000, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at March 31, 2000 and December 31, 1999, and the results of their operations for the three months ended March 31, 2000 and their cash flows for the three months ended March 31, 2000, and for the corresponding period of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)
	Three Months Ended
	March 31,
	2000	1999
Operating Revenues	$17,567	$17,469
EA-Standard Offer Service Margin	312	0
Total Revenues	17,879	17,469
Operating Expenses
Purchased Power	9,289	9,098
Other Operation and Maintenance	2,996	3,305
Depreciation	580	601
Amortization of Stranded Costs	804	0
Amortization	252	385
Taxes Other Than Income	346	447
Provision for Income Taxes	1,151	1,144
Total Operating Expenses	15,418	14,980
Operating Income	2,461	2,489
Other Income (Deductions)
Equity in Income of Associated Companies	80	277
Allowance for Equity Funds Used During Construction	1	10
Provision for Income Taxes	(226)	(34)
Other - Net	517	(11)
Total	372	242
Income Before Interest Charges	2,833	2,731
Interest Charges
Long-Term Debt and Notes Payable	1,016	979
Less Carrying Costs-Stranded Costs and Allowance
for Borrowed Funds used During Construction	(74)	(7)
Total	942	972
Net Income Available for Common Stock	$1,891	$1,759
Average Shares Outstanding (000's)	1,612	1,617
Basic Earnings Per Share of Common Stock	$1.17	$1.09
Dividends Declared per Common Share	$0.30	$0.25

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	Mar. 31, 2000	December 31, 1999
ASSETS	(Unaudited)
Utility Plant
Electric Plant in Service	$75,369	$75,531
Less Accumulated Depreciation	35,146	34,701
Net Electric Plant in Service	40,223	40,830
Construction Work-in-Progress	1,629	1,052
Total	41,852	41,882
Investment in Associated Companies
Maine Yankee Atomic Power Company	3,703	3,753
Maine Electric Power Company, Inc.	297	279
Total	4,000	4,032
Net Utility Plant and Investments	45,852	45,914
Current Assets
Cash and Cash Equivalents	1,449	6,985
Deposits with Trustee-Asset Sale	16,194	18,242
Accounts Receivable - Net	6,548	7,043
Unbilled Base Revenue	1,317	1,149
Inventory	692	509
Prepayments	531	643
Total	26,731	34,571
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	31,510	32,158
Recoverable Seabrook Costs	18,051	23,451
Regulatory Assets - SFAS 109 & 106	7,634	10,459
Deferred Fuel and Purchased Energy Costs	11,284	11,217
Regulatory Asset - Power Purchase Agreement Restructuring	8,706	8,706
Unamortized Debt Expense	929	1,014
Deferred Regulatory Costs, less accumulated amortization	361	581
Total	78,475	87,586
Other Assets
Restricted Investments	2,390	2,402
Miscellaneous	692	1,075
Total	3,082	3,477
Total Assets	$154,140	$171,548
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$13,071	$13,071
Paid-in Capital	38	38
Retained Earnings	31,170	29,765
Treasury Stock, at cost	(5,886)	(5,714)
Total	38,393	37,160
Long-Term Debt (less current maturities)	41,965	41,990
Current Liabilities
Long-Term Debt Due Within One Year	25	25
Notes Payable	2,700	3,600
Accounts Payable	3,335	5,717
Accounts Payable - Standard Offer Service	1,402	0
Current Deferred Income Taxes	0	195
Dividends Declared	485	485
Customer Deposits	22	17
Interest and Taxes Accrued	1,516	9,788
Total	9,485	19,827
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	31,510	32,158
Deferred Income Tax	17,223	17,160
Investment Tax Credits	279	288
Deferred Gain & Related Accounts - Generating Asset Sale	12,461	20,227
Miscellaneous	2,824	2,738
Total	64,297	72,571
Total Capitalization and Liabilities	$154,140	$171,548

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2000	1999
Cash Flow From Operating Activities
Net Income	$1,891	$1,759
Adjustments to Reconcile Net Income to Net Cash Provided By Operations
Depreciation	580	601
Amortization	274	394
Amortization of Deferred Gain from Asset Sale	(510)	0
Income on Tax Exempt Bonds-Restricted Funds	0	(4)
Deferred Income Taxes - Net	592	585
AFUDC	(1)	(17)
Accrued Interest on Generating Asset Sale Deferred Gain	161	0
Rate Stabilization Plan Revenue	(379)	0
Change in Deferred Fuel & Purchased Energy	(67)	(647)
Change in Deferred Regulatory and Debt Issuance Costs	309	235
Change in Deferred Regulatory Asset - Power Purchase Restructuring	(37)	0
Gain on Sale of Non-Utility Property	(205)	0
Change in Deferred Revenues	0	36
Change in Benefit Obligation	125	168
Change in Current Assets and Liabilities	(1,021)	(1,194)
Other	336	311
Net Cash Flow Provided By Operating Activities	2,048	2,227
Cash Flow From Financing Activities
Dividend Payments	(485)	(404)
Drawdown of Asset Sale Proceeds with Trustee	2,500	0
Deposit of Non-Utility Property Sale Proceeds with Trustee	(211)	0
FAME Financing Costs	0	(6)
Purchase of Common Stock	(171)	0
Retirements on Long-Term Debt	(25)	(25)
Short-Term Borrowings (Repayments), Net	(900)	(1,300)
Net Cash Flow Provided By (Used In) Financing Activities	708	(1,735)
Cash Flow From Investing Activities
Payment of Taxes on Generating Asset Sale Deferred Gain	(7,853)	0
Proceeds from Sale of Non-Utility Property	208	0
Investment in Electric Plant	(647)	(632)
Net Cash Flow Used For Investment Activities	(8,292)	(632)
Decrease in Cash and Cash Equivalents	(5,536)	(140)
Cash and Cash Equivalents at Beginning of Year	6,985	1,454
Cash and Cash Equivalents at End of Period	$1,449	$1,314
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	$495	($1,280)
Unbilled Revenue	(168)	382
Inventory	(183)	(195)
Prepayments	112	84
Accounts Payable & Accrued Expenses	(1,282)	(183)
Other Current Liabilities	5	(2)
Total Change	($1,021)	($1,194)
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$1,368	$1,366
Income Taxes (Includes $7.8 million payment in February, 2000
to Revenue Canada for 1999 asset sale taxes)	$8,060	$40

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Maine and New Brunswick Electrical Power Company, Limited (ME&NB) and its unregulated marketing subsidiary, Energy Atlantic, LLC (EA).

The Company is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) and, with respect to wholesale rates, the Federal Energy Regulatory Commission (FERC).

The accompanying unaudited consolidated financial statements should be read in conjunction with the 1999 Annual Report, an integral part of Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the 1999 Form 10-K. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements of the Company's Annual Report filed with the Form 10-K. For interim reporting purposes, these same accounting policies are followed.

As of March 1, 2000, the Company bills customers for the energy supplied by standard offer and competitive energy providers. The Company is at risk for the collection of the standard offer supply, as it is required to remit funds within 26 days of the billing date. Competitive energy providers are paid only after the funds are collected from customers. The Company records accounts receivable for the amounts billed to Standard Offer Service (SOS) customers and a corresponding accounts payable for the amounts due to the energy supplier. No revenue is recognized as the Company is acting as an agent.

For purposes of the statements of consolidated cash flows, the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

Certain reclassifications have been made to the 1999 financial statement amounts in order to conform to the 2000 presentation.

2. ENERGY ATLANTIC

In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing subsidiary was involved in wholesale energy transactions during 1999 and the first two months of 2000, and began selling to retail customers on March 1, 2000, the commencement of retail competition in the State of Maine.

Energy Atlantic's retail activity comprises standard offer service (SOS) and competitive energy supply (CES), both of which utilize power provided via a contract with Engage Energy (Engage). Revenues are received and expenses are paid directly by an escrow agent which is controlled by Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and small non-residential customers in the Central Maine Power (CMP) service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. The utilities bear SOS account collection risk, as they are required to remit the amounts billed 26 days after the billing date to EA's escrow account and maintain the billing and customer service relationship. EA records the accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity is principally two large industrial customers in CMP's service territory, as well as residential and small non-residential customers throughout Maine. For CES sales, EA negotiates the price directly with the customer, maintains customer service responsibility and has collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

Energy Atlantic is subject to risk in scheduling electric load in the New England retail market. Under the terms of its Wholesale Power Sales Agreement with Engage, EA is required to forecast its expected hourly load in the New England market with the New England system operator, ISO-NE. If EA underforecasts that load, ISO-NE will provide the deficiency at the spot price in the New England market, which is essentially the highest marginal cost in that market during that hour. If that spot price is higher than the price at which EA has contracted to purchase power during that hour, EA is responsible for a portion of that difference under the terms of its Sale Agreement with Engage. By way of illustration, prices in ISO-NE rose as high as $6,000 per MWH during the afternoon of May 8, 2000. During that same period, EA had underforecasted its actual load by 4 % to 5%. Although the final numbers have not yet been determined, this underforecast could result in costs to EA of as much as $500,000. Prices of $6,000 per MWH are approximately 197 times the average ISO-NE market price of $30.50 per MWH for year-to-date May 7, 2000, and management considers this event unusual and infrequent. Steps are considered taken to mitigate the risks of such occurrences in the future.

The Company has determined that EA's activity and related energy contracts are considered non-trading in accordance with EITF 98-10 "Accounting for Companies Involved in Energy Trading and Risk Management Activities".

During the quarter ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards (FAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", which became applicable as a result of the start-up of Energy Atlantic. The accounting policies of the segments are the same as those described in Note. 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES". The Company provides certain administrative support services to Energy Atlantic, which are billed to that entity at cost based on a combination of direct charges and allocations. The Company is organized on the basis of products and services. The Company's reportable segments include the electric utility portion of the business, consisting of Maine Public Service Company and Maine and New Brunswick Electrical Power Company, Limited (MPS), and the energy marketing portion of the business, consisting of Energy Atlantic (EA). In June, 1999, ME&NB sold its generating assets and ceased operations.

			Three Months Ended
			(Dollars in Thousands)
		3/31/00			3/31/99
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$2,436	$15,131	$17,567	$1,461	$16,008	$17,469
EA Standard Offer Service Margin	312	-	312	-	-	-
Total Revenues	2,748	15,131	17,879	1,461	16,008	17,469
Operations & Maintenance Expense	2,609	11,312	13,921	1,547	12,289	13,836
Taxes	49	1,448	1,497	(34)	1,178	1,144
Total Operating Expenses	2,658	12,760	15,418	1,513	13,467	14,980
Operating Income (Loss)	90	2,371	2,461	(52)	2,541	2,489
Other Income & Deductions	1	371	372	-	242	242
Income (Loss) Before Interest Charges	91	2,742	2,833	(52)	2,783	2,731
Interest Charges	17	925	942	2	970	972
Net Income (Loss)	$74	$1,817	$1,891	$(54)	$1,813	$1,759
Total Assets	$1,920	$152,220	$154,140	$1,158	$163,069	$164,227

3. RESTRUCTURING AND IMPLEMENTATION OF MULTI-YEAR RATE PLANS

Four-Year Rate Plan From January, 1996 to February, 2000

A four-year rate plan, approved by the MPUC on November 13, 1995, provided retail rate increases of 4.4% on January 1, 1996, 2.9% on February 1, 1997, and 3.9% on February 1, 1998. On April 6, 1999, the MPUC approved a Stipulation between the Office of the Public Advocate (OPA) and the Company. Under this stipulation and with the MPUC approval of the sale of the Company's generating assets, customer rates did not increase on April 1, 1999.

Principal provisions of the Stipulation are as follows:

(a) The Company was entitled to a 3.66% specified rate increase as of April 1, 1999. Rather than increasing customer rates, the Company recognized the revenues related to this rate increase, approximately $1,695,000 through March 1, 2000, with $379,000 recognized in the first quarter of 2000. Subsequently, the MPUC allowed the deferred gain from the asset sale to be reduced in an amount corresponding to the specified rate increase.

(b) The Company agreed to begin amortizing on April 1, 1999 an additional $150,000 per month of Maine Yankee replacement power costs or a total of $1,650,000 for the remaining eleven months of the rate plan, with $300,000 recognized in the first quarter of 2000.

Restructuring

As previously reported, on May 29, 1997, legislation titled "An Act to Restructure the State's Electric Industry" was signed into law by the Governor of Maine. The principal provisions with accounting impact on the Company are described in the Company's 1999 Form 10-K, which is incorporated herein by reference.

The MPUC has conducted several rulemaking proceedings associated with the new restructuring law.

In accordance with EITF 97-4, after the details of the restructuring plan were determined by the MPUC rulemaking, the Company discontinued application of the Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations", for the retail generation segment of its business in the fourth quarter of 1999. As a result the Company continues to defer certain costs as regulatory assets in instances where recovery through future regulatory cash flows is anticipated.

At March 31, 2000, $78.5 million of regulatory assets remained on the Company's books. These assets are being amortized over various periods in accordance with the MPUC approved Phase II filing. The major components include the remaining investment in Seabrook and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

Two -Year Rate Plan Effective March 1, 2000

On October 14, 1998, and subsequently amended on February 9, 1999 and August 11, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's amended testimony supports its $95.7 million estimate of stranded costs, net of available value from the sale of the generating assets, when deregulation began on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

On October 15, 1999, the Company filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for the Company's Transmission and Distribution (T&D) utility. This Stipulation has been signed by the Public Advocate and approval will be recommended by the MPUC staff. Under the Stipulation, the Company's total annual T&D revenue requirement will be $16,640,000, effective March 1, 2000. This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity. The Stipulation further provides that the precise level of stranded cost recovery cannot be determined until final determination of all costs associated with the sale of the Company's generating assets, but does set forth some general principles concerning the Company's ultimate stranded costs recovery, including agreement that the major components of the Company's stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates, and that the 3.66% recovery foregone in Docket 98-865 shall be added to stranded cost recovery in the manner specified in the stipulation in that Docket. The stipulation also provides that the Company's recovery of unamortized investment tax credits and excess deferred income taxes associated with the Company's generating assets must await a final determination ruling from the IRS, which ruling has been sought by Central Maine Power Company. On December 1, 1999, the MPUC approved this Stipulation. In early January, 2000, CMP received its ruling from the IRS which concluded that the unamortized investment tax credits and excess deferred income taxes associated with the sale of the generating assets could not be used to reduce customer rates without violating the tax normalization rules for public utilities.

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

4. INCOME TAXES

A summary of Federal and State income taxes charged to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for rate making purposes, with the exception of Energy Atlantic activity, which is above the line and not allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)".

	(Dollars in Thousands)
	Three Months Ended
	March 31,
	2000	1999
Current income taxes	$670	$593
Deferred income tax	716	601
Investment credits	(9)	(16)
Total income taxes	$1,377	$1,178
Allocated to:
Operating Income	$1,151	$1,144
Other income	226	34
Total	$1,377	$1,178

For the three months ended March 31, 2000 and 1999, the effective income tax rates were 42.1% and 40.1%, respectively. The principal reason for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flow through items required by regulation and state income taxes. Current income taxes recorded on the Company's deferred gain from the generating asset sale are offset by corresponding deferred income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of March 31, 2000 and December 31, 1999.

	(Dollars in Thousands)
	March 31 ,	December 31,
	2000	1999
Seabrook	$9,263	$12,922
Property	6,232	6,249
Deferred fuel	4,464	4,164
Pension and postretirement benefits	(203)	(206)
Generating asset sale	(4,552)	(7,666)
W-S up-front payment	2,465	2,129
Other	(446)	(432)
Net accumulated deferred income taxes	$17,223	$17,160

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

The settlement also provides for recovery of all unamortized investment (including fuel) in the Plant, together with a return on equity of 6.50 percent, effective January 15, 1998, on equity balances up to maximum allowed equity amounts, which resulted in a pro-rata refund of $9.3 million (including tax impacts) to the sponsors on July 15, 1999. The Settling Parties also agreed not to contest the effectiveness of the Amendatory Agreements submitted to FERC as part of the original filing, subject to certain limitations including the right to challenge any accelerated recovery of unamortized investment under the terms of the Amendatory Agreements after a required informational filing with the FERC by Maine Yankee. In addition, the settlement contains incentives for Maine Yankee to achieve further savings in its decommissioning and ISFSI-related costs and resolves issues concerning restoration and future use of the Plant site and environmental matters of concern to certain of the intervenors in the proceeding.

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

Finally, the Maine Agreement requires the Maine owners, for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of the maximum amount would be $4.1 million for the period. Based on the results of the two year entitlement auction already completed, the Company will not incur any liability for this provision in 2000 and does not believe that it will incur any liability in 2001.

With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998, Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation. Beginning in April, 1999 the Company began amortizing an additional $150,000 per month as part of a stipulation described in Note 3, "Implementation of Multi-Year Rate Plan". As of March 31, 2000, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.0 million, subject to recovery in accordance with the rate plan.

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

Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of March 31, 2000, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $31.5 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement. The MPUC on January 27, 2000, approved a Stipulation providing for the recovery of stranded investment, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement costs, and the remaining Maine Yankee investment.

On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation ("Stone & Webster"), that it was terminating its decommissioning operations contract pursuant to the terms of the contract. Subsequently, Stone & Webster notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, 2000, Stone & Webster announced that it had signed a letter of intent with Jacobs Engineering Group, Inc. ("Jacobs"), regarding a proposed transaction in which Jacobs would acquire substantially all of Stone & Webster's assets in exchange for an immediate $50 million secured credit facility and other stated consideration, including cash and stock. Stone & Webster said that the credit facility was intended to enable it to address its current liquidity difficulties and continue to operate its businesses until the asset sale is consummated. In addition, Stone & Webster announced that, as a condition to the proposed transactions with Jacobs, it intended to seek bankruptcy court approval of the asset sale and credit agreement, and therefore intended to file a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code after it signed a definitive sale agreement with Jacobs, which it expected to occur later in May.

Maine Yankee has stated that it remains committed to the successful completion of the decommissioning project, and on May 10, 2000, entered into an interim agreement with Stone & Webster for the purpose of avoiding the adverse consequences of an abrupt or inefficient demobilization from the Plant site and allowing decommissioning work to continue through June 30, 2000. During that period Maine Yankee will also continue to evaluate all available long-term alternatives for safely and efficiently completing the decommissioning project. However, we cannot predict at this time what effect the financial difficulties of Stone & Webster, the interim agreement, or any subsequent arrangement with Stone & Webster or a new general contractor will have on the cost or schedule of the decommissioning project.

6. GENERATING ASSET DIVESTITURE

On July 7, 1998, the Company and WPS Power Development, Inc. (WPD-PDI) signed a purchase and sale agreement for the Company's electric generating assets. WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which is 3.2 times higher than the net book value of the assets. This sale of assets is required by the State's electric industry restructuring law and required the approvals of the MPUC and the FERC.

On June 8, 1999, after receiving all of the major regulatory approvals, the Company completed the sale to WPD-PDI for $37.4 million. The Company's 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying Canadian, Federal and State income taxes, the remaining proceeds will be used to reduce the Company's debt. The gain from the sale is currently deferred, and is being recognized according to the Maine Public Utilities Commission's (MPUC) decision on the Company's determination of stranded costs, transmission and distribution costs and rate design. The components of the deferred gain are as follows:

(Dollars in Millions)
Gross proceeds	$37.5
Settlement adjustment	(.1)
Net proceeds	37.4
Net book value	(11.5)
Excess taxes on sale of Canadian assets	(3.4)
Transition costs, net	(1.8)
Other	.7
Available deferred gain	21.4
Utilization of available value per MPUC orders	(9.2)
Remaining deferred gain, net of tax*	$12.2

*The $12.2 million deferred gain above is the $12.4 million "Deferred Gain and Related Accounts-Generating Asset Sale" as of March 31, 2000 reduced by the remaining deferral of transition costs allowed by the MPUC.

The Company offset a portion of its Recoverable Seabrook costs with available value from its deferred asset sale gain as follows:

- Write-off of recoverable Seabrook costs	$5,060
- Write-off of deferred tax liability associated
with recoverable Seabrook costs	$3,644
- Recognition of deferred asset sale gain	$7,006
- Write-off of deferred tax associated with deferred
asset sale gain	$2,795
- Write-off of SFAS 109 Regulatory Asset
associated with Seabrook	$2,795

Upon formal liquidation of the subsidiary in December, 1999, approximately $14.1 million of the proceeds were transferred to the first mortgage trustee for paydown of long-term debt. In addition, the $16.2 million classified as Deposits with Trustee-Asset Sale are proceeds from the parent's generating assets, and is also restricted to the pay down of long-term debt. With the sale of the Company's generating assets in June, 1999, the Company purchased energy from the new owners, PDI, under an agreement that expired February 29, 2000, and these purchases are classified as purchased energy .

As part of the generating assets sale on June 8,1999, the Company has entered into two indemnity obligations with the purchaser, WPS-PDI. First, the Company will be liable, with certain limitations, for certain Aroostook River flowage damage. This liability will continue for ten years after the sale and shall not exceed $2,000,000 in the aggregate. Second, the Company has warranted the condition of the sites sold to WPS-PDI, with an aggregate limit of $3,000,000 for two years after the date of sale, and five years after the sale for environmental claims. The Company is unaware of any pending claims under either of these indemnity obligations.

7. ACCOUNTING PRONOUNCEMENTS

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". It requires companies to record derivatives on their balance sheet at their fair value depending on the intended use of the derivative. The new standard applies to all entities and the original effective date was June 15, 1999. On May 19, 1999, the FASB determined that the implementation of the statement should be delayed for one year. Based on current business activities, the Company is reviewing the impact, if any, that EA's energy contracts will have when this pronouncement is implemented in the future.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2.Management's Analysis of Quarterly Income Statements

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

Results of Operations

Earnings per share and the net income available for common stock for the three months ended March 31, 2000 along with the corresponding information for the previous year are as follows:
	Three Months Ended
	March 31,
	2000	1999
Earnings per share	$ 1.17	$ 1.09
Net income in thousands	$ 1,891	$ 1,759

For the first quarter of 2000 compared to the same quarter last year, the increase in consolidated earnings per share (EPS) of $.08 is attributable to the following:

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Change in EPS - First Quarter of 2000

Compared to First Quarter of 1999

EPS
Increase (Decrease)
Decreased retail revenues and sales for resale due to deregulation starting March 1, 2000	(.37)
Decrease in power procurement and Maine Yankee expenses, offset by amortization of stranded costs according to rate stipulation beginning March 1, 2000	.30
Reduction in net interest costs	.12
Increase in Energy Atlantic net income	.08
Gain on sale of land	.08
Decrease in other revenues, principally earnings from investment in associated companies	(.07)
Change in operating and maintenance expenses, principally legal, consulting, postage and salaries	(.06)
Total	$ .08

With the start of retail competition on March 1, 2000, the Company's retail revenues will reflect transmission and distribution charges. Therefore, for the first quarter of 2000 compared to the same quarter last year, retail revenues decreased, resulting in a $.37 decrease in earnings. Correspondingly, the decrease in power procurement expenses reflects the elimination of purchased power expenses with the start of retail competition, resulting in a $.30 increase in earnings. Reduced net interest costs, which increased earnings per share by $.12, were a result of interest earned on the generating asset sale proceeds, as well as the reduction of interest expense after a portion of the proceeds was used to reduce debt, partially offset by carrying charges on the deferred gain on the generating asset sale. With the start of retail competition on March 1, 2000, Energy Atlantic, the Company's energy marketing subsidiary, began serving retail customers as an independent energy supplier. Energy Atlantic's increase in net income resulted in an $.08 increase in earnings per share. The Company sold a parcel of land in the first quarter of 2000, which also increased earnings per share by $.08. The decrease in other revenues reflects a reduction in earnings from MEPCO due to the sale of a gas right-of-way in the first quarter of 1999, resulting in a $.07 decrease in earnings per share. Additional operation and maintenance expenses decreased earnings by $.06 per share, primarily due to increased legal and consulting expenses, and increased customer service and postage expenses resulting from the switch to monthly meter reading and billing.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Consolidated operating revenues for the quarters ended March 31, 2000 and 1999, are as follows:
	2000		1999
(Dollars in Thousands)	$	MWH	$	MWH
Retail	14,576	146,102	15,141	134,155
Sales for Resale	260	5,580	558	18,008
Total Primary Sales	14,836	151,682	15,699	152,163
Secondary Sales	2,922	67,437	1,875	66,265
Other Revenues/Rev. Adjust.	(191)	-	(105)	-
Total Operating Revenues	17,567	219,119	17,469	218,428

As explained earlier, because revenues do not include energy supply, comparisons with periods after February, 2000 are difficult. Primary sales in the first quarter of 2000 were 151,682 MWH, a decrease of 481 MWH (.3%) from sales in the first quarter of 1999. Retail sales increased by 8.9% (11,947 MWH), reflecting increases in all customer classes: large commercial (22%), medium commercial (5.4%), residential (3.3%), and small commercial (3.7%). Offsetting these increases was a decrease in Sales for Resale due to the termination of the sales agreement with Perth-Andover after the generating asset sale on June 8, 1999. The new owners of the generating assets now provide service to Perth-Andover. Secondary sales increased by 1,172 MWH, reflecting an increase in sales by the Company's wholly-owned marketing subsidiary, Energy Atlantic, LLC (EA), to retail customers, offset by a decrease in sales of Wyman output after the generating asset sale.

Retail sales to customers for the first quarter of 2000 were $14,576,000 compared to $15,141,000 for the same period of 1999. The $1,047,000 increase in secondary sales to $2,922,000 for the first quarter of 2000 is a result of the increased sales by EA noted above.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

For the quarters ended March 31, 2000 and 1999, total operating expenses were $15,418,000 and $14,980,000, respectively. The changes in operating expenses and energy sources are as follows:

	Increase/(Decrease)
(Dollars in Thousands)	$	MWH
Purchased Power Expenses
Maine Yankee	(339)	-
Wheelabrator-Sherman	(1693)	(15,195)
NB Power	494	15,940
PDI	273	2,055
Northeast Empire	(536)	(15,876)
Other Purchases	1,300	9,773
Deferred Fuel - amortization	692	-
Total Purchased Power Expenses	191	(3,303)
Generating Expenses	(566)	(48,243)
Other Operation & Maintenance Expenses	257
Depreciation	(21)
Amortization	(133)
Amortization of Stranded Costs	804
Income Taxes	7
Taxes Other than Income	(101)
Total	438	(51,546)

The 51,546 MWH decrease in energy supply reflects the start of retail competition on March 1, 2000, with the Company providing transmission and distribution (delivery) services but no longer selling energy supply. The 48,243 MWH decrease in generation is a result of the sale of the Company's generating assets on June 8, 1999 and, under an agreement that expired on February 29, 2000, the Company purchased the output from the new owners, PDI. Wheelabrator-Sherman (W-S) purchases also decreased by $1,693,000 (15,195 MWH). Beginning on March 1, 2000, as a result of competitive bidding, PDI is paying market price to the Company for the W-S output, and the above-market amount is included in stranded cost amortization, i.e., $1,082,000 for March, 2000. Purchases from NB Power increased 15,940 MWH and other purchases increased by 9,773 MWH because of the increase in power marketing activities classified as secondary sales. Purchases from Northeast Empire decreased by 15,876 MWH due to

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

the termination of those purchases on March 1, 2000. From February, 1998 until March 1, 2000, Northeast Empire principally provided dispatchable Maine Yankee replacement power. The Company's share of Maine Yankee capacity expenses decreased by $339,000. The increase in deferred fuel expense of $692,000 reflects the net increase in amortization of Maine Yankee replacement power and the termination of the W-S fuel deferral in December, 1999. Generating expenses decreased by $566,000 with the sale of generating assets as previously mentioned. Other operation and maintenance expenses increased by $257,000 reflecting increases in legal and consulting expenses, and increases in customer service and postage expenses due to the switch to monthly meter reading and billing. The amortization of stranded costs of $804,000 reflects the recognition of stranded costs beginning March 1, 2000, including the W-S above-market costs discussed above, in accordance with the Stipulation approved by the MPUC on January 27, 2000 (discussed further in Item (b) of the Legal Proceedings section) providing for recovery of the Company's stranded investment.

Energy Atlantic Operations

Energy Atlantic's (EA) retail activity comprises standard offer service (SOS) and competitive energy supply (CES), both of which utilize power provided via a contract with Engage Energy (Engage). Revenues are received and expenses are paid directly by an escrow agent which is controlled by Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and small non-residential customers in the Central Maine Power (CMP) service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. The utilities bear SOS account collection risk, as they are required to remit the amounts billed 26 days after the billing date to EA's escrow account and maintain the billing and customer service relationship. EA records the accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity is principally two large industrial customers in CMP's service territory, as well as residential and small non-residential customers throughout Maine. For CES sales, EA negotiates the price directly with the customer, maintains customer service responsibility and has collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

Energy Atlantic is subject to risk in scheduling electric load in the New England retail market. Under the terms of its Wholesale Power Sales Agreement with Engage, EA is required to forecast its expected hourly load in the New England market with the New England system operator, ISO-NE. If EA underforecasts that load, ISO-NE will provide the deficiency at the spot price in the New England market, which is essentially the highest marginal cost in that market during that hour. If that spot price is higher than the price at which EA has contracted to purchase power during that hour, EA is responsible for a portion of that difference under the terms of its Sale Agreement with Engage. By way of illustration, prices in ISO-NE rose as high as $6,000 per MWH during the afternoon of May 8, 2000. During that same period, EA had underforecasted its actual load by 4% to 5%. Although the final numbers have not yet been determined, this underforecast could result in costs to EA of as much as $500,000. Prices of $6,000 per MWH are approximately 197 times the average ISO-NE market price of $30.50 per MWH for year-to-date May 7, 2000, and management considers this

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

event unusual and infrequent. Steps are being considered to mitigate the risks of such occurrences in the future.

Liquidity

Net cash flows from operating activities were $2,048,000 for the first three months of 2000. For the period, the Company paid $485,000 in dividends, used $25,000 to reduce long-term debt, drew down $2,500,000 of the asset sale proceeds from the trustee and deposited $211,000 of proceeds from the sale of land into the trustee account. The Company also repurchased 10,000 shares of common stock for $171,000 in order to manage its capital structure to limit common equity to 51%, as explained in Item (c) of the Legal Proceedings section, and reduced short-term borrowings by $900,000. For the period, the Company invested $647,000 in electric plant, paid $7,853,000 in Canadian income taxes on the generating asset sale, and received proceeds of $208,000 from the sale of land.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with two variable rate debt issues of the regulated business for purposes other than trading. These issues are discussed in detail in the Company's 1999 Annual Report, which is Exhibit 13 of the Company's 1999 Form 10-K, which information is incorporated herein by reference. The discussion occurs in Note 9, "Long-Term Debt", of the Notes to Consolidated Financial Statements.

(b) The Company's unregulated marketing subsidiary, Energy Atlantic, LLC (EA) is engaged in retail and wholesale energy transactions for purposes other than trading. This activity exposes EA to a number of risks such as market liquidity, forecasting, deliverability and credit risk. EA seeks to assure that risks are identified, evaluated and actively managed.

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) Restructuring of Maine's Electric Utility Industry

In the Company's Form 10-K's for December 31, 1996, 1997, 1998 and 1999, the Company described electric utility restructuring efforts in Maine, including the Maine Public Utilities Commission's (MPUC) recommendation to the legislature. After months of hearings and deliberations, the Maine legislature passed L.D. 1804, "An Act to Restructure the State's Electric Industry", which the Governor signed into law on May 29, 1997.

The principal provisions of the law are as follows:

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

(c) facilities located outside the United States, i.e., the Company's hydro facility in New Brunswick, Canada; and

(d) assets that the MPUC determines necessary for the operation of the transmission and distribution services. The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. The Company sold its generating assets on June 8, 1999.

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

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - continued

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

On January 27, 2000, the MPUC approved a Stipulation, as detailed further in Item 1(b) below, that provided for recovery in rates of the Company's stranded investment.

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

8) A standard offer service will be available, ensuring access for all customers to reasonably priced electric power. Unregulated affiliates of CMP and BHE providing retail electric power are prohibited from providing more than 20% of the load within their respective service territories under the standard offer service, while any unregulated affiliate of the Company does not have a similar restriction.

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

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - continued

e) the distribution company cannot condition or tie the provision of any regulated service to the provision of any service provided by the unregulated affiliated provider of electricity.

The MPUC shall determine the extent of separation required in the case of the Company to avoid cross-subsidization and shall consider all similar relevant issues as well as the Company's small size.

(10) Employees, other than officers, displaced as a result of retail competition will be entitled to certain severance benefits and retraining programs. These costs will be recovered through charges collected by the regulated distribution company.

(11) Other provisions of the new law include provisions for:

a) consumer education;

b) continuation of low-income programs and demand side management activities;

c) consumer protection provisions;

d) new enforcement authority for the MPUC to protect consumers.

(b) Maine Public Service Company Investigation of Stranded Costs, Transmission and Distribution Utility Revenue Requirements and Rate Design, Docket No. 98-577

On October 14, 1998, and subsequently amended on February 9, 1999 and August 11, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's amended testimony supports its $95.7 million estimate of stranded costs, net of available value from the sale of the generating assets, when deregulation began on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

On October 15, 1999, the Company filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for the Company's Transmission and Distribution (T&D) utility. This Stipulation has been signed by the Public Advocate and approval will be recommended by the MPUC staff. Under the Stipulation, the Company's total annual T&D revenue requirement will be $16,640,000, effective March 1, 2000. This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity. The Stipulation further provides that the precise level of stranded cost recovery cannot be determined until final determination of all costs associated with the sale of the Company's generating assets, but does set forth some general principles concerning the Company's ultimate stranded costs recovery, including agreement that the major components of the Company's stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates, and that the 3.66% recovery foregone in Docket 98-865 shall be added to stranded cost recovery in the manner specified in the stipulation in that Docket. The stipulation also provides that the Company's recovery of unamortized investment tax credits and excess deferred

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - continued

income taxes associated with the Company's generating assets must await a final determination ruling from the IRS, which ruling has been sought by Central Maine Power Company. On December 1, 1999, the MPUC approved this Stipulation. In early January, 2000, CMP received its ruling from the IRS which concluded that the unamortized investment tax credits and excess deferred income taxes associated with the sale of the generating assets could not be used to reduce customer rates without violating the tax normalization rules for public utilities.

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

(c) Maine Public Utilities Commission Approves Common Stock Repurchase Program, Docket No. 99-610

Reference is made to Item 3(e) of the Company's Form 10-K, in which the Company reported that stipulations resolving revenue requirements and rate design issues for transmission and distribution rates, as well as stranded investment, have been approved by the Maine Public Utilities Commission (MPUC). In the Stipulations, approved by the MPUC, the parties also agreed to a capital structure consisting of 51% common equity and 49% of debt. After paying off debt with proceeds from the sale of the Company's generating assets, as required under the Company's mortgage indentures, the Company projects that the percentage of common equity as a component in its capital structure would exceed 51%.

In order to manage its capital structure to limit common equity to 51%, the MPUC on November 17, 1999, approved the Company's request to repurchase up to 500,000 shares of its common stock over a period of five years. The shares will be repurchased through an open-market program. Previously over a five-year period from September, 1989 to September, 1994, the Company purchased 250,000 shares at a cost of $5.7 million, all of

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - continued

which are held in treasury shares, in order to maintain the Company's capital structure at levels appropriate for an investor-owned electric utility. During the first quarter of 2000, the Company purchased 10,000 shares at a cost of $171,000.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits - None

(b) A Form 8-K was filed on: February 8, 2000, under Item 5, Other Events.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE PUBLIC SERVICE COMPANY

(Registrant)

Date: May 12, 2000

By: /s/ Larry E. LaPlante

Larry E. LaPlante

Vice President, Treasurer and

Chief Financial Officer

24-