Form 10-Q
period 2000-06-30
MAINE PUBLIC SERVICE CO
filed 2000-08-11
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

The Securities Exchange Act of 1934

For Quarter Ended June 30, 2000

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

Common Stock, $7.00 par value - 1,592,502 shares

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter and six months ended June 30, 2000, and for the corresponding period of the preceding year; a consolidated balance sheet as of June 30, 2000, and as of December 31,1999, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 2000, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at June 30, 2000 and December 31, 1999, and the results of their operations for the three and six months ended June 30, 2000 and their cash flows for the six months ended June 30, 2000, and for the corresponding period of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
Operating Revenues	$17,571	$16,423	$35,138	$33,892
EA-Standard Offer Service Margin	86	0	398	0
Total Revenues	17,657	16,423	35,536	33,892
Operating Expenses
Energy Supply	10,342	9,929	19,632	19,593
T & D Operation & Maintenance	2,981	2,921	5,976	5,660
Depreciation	580	630	1,160	1,231
Amortization of Stranded Costs	3,161	0	3,965	0
Amortization	15	376	267	761
Taxes other than Income	(92)	403	254	850
Provision for Income Taxes	(152)	530	999	1,674
Total Operating Expenses	16,835	14,789	32,253	29,769
Operating Income	822	1,634	3,283	4,123
Other Income (Deductions)
Equity in Income of Associated Companies	80	88	160	365
Allowance for Equity Funds
Used During Construction	3	12	4	22
Provision for Income Taxes	(183)	(113)	(409)	(147)
Other - Net	193	76	710	65
Total	93	63	465	305
Income Before Interest Charges	915	1,697	3,748	4,428
Interest Charges
Long-Term Debt & Notes Payable	794	992	1,810	1,971
Less Carrying Costs-Stranded Costs & Allowance for Borrowed Funds used During Construction	(229)	(7)	(303)	(14)
Total	565	985	1,507	1,957
Net Income Available for Common Stock	$350	$712	$2,241	$2,471
Average Shares Outstanding (000's)	1,594	1,617	1,603	1,617
Basic & Diluted Earnings Per Share	$0.22	$0.44	$1.40	$1.53
Dividends Declared per Common Share	$0.30	$0.25	$0.60	$0.50

The accompanying notes are an integral part of these financial statements.

MINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2000	December 31,
ASSETS	(Unaudited)	1999
Utility Plant
Electric Plant in Service	$75,421	$75,531
Less Accumulated Depreciation	35,611	34,701
Net Electric Plant in Service	39,810	40,830
Construction Work-in-Progress	2,731	1,052
Total	42,541	41,882
Investment in Associated Companies
Maine Yankee Atomic Power Company	3,635	3,753
Maine Electric Power Company, Inc.	318	279
Total	3,953	4,032
Net Utility Plant and Investments	46,494	45,914
Current Assets
Cash and Cash Equivalents	585	6,985
Deposits with Trustee-Asset Sale	0	18,242
Accounts Receivable - Net	6,111	7,043
Unbilled Base Revenue	1,973	1,149
Inventory	757	509
Prepayments	2,032	643
Total	11,458	34,571
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	30,702	32,158
Recoverable Seabrook Costs	17,774	23,451
Regulatory Assets - SFAS 109 & 106	7,603	10,459
Deferred Fuel and Purchased Energy Costs	11,510	11,217
Regulatory Asset - Power Purchase Agreement Restructuring	8,706	8,706
Unamortized Debt Expense	3,087	1,014
Deferred Regulatory Costs, less accumulated amortization	410	581
Total	79,792	87,586
Other Assets
Restricted Investments	2,391	2,402
Miscellaneous	832	1,075
Total	3,223	3,477
Total Assets	$140,967	$171,548
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$13,071	$13,071
Paid-in Capital	38	38
Retained Earnings	31,045	29,765
Treasury Stock, at cost	(6,157)	(5,714)
Total	37,997	37,160
Long-Term Debt (less current maturities)	26,465	41,990
Current Liabilities
Long-Term Debt Due Within One Year	525	25
Notes Payable	5,000	3,600
Accounts Payable	4,180	5,717
Accounts Payable - Standard Offer Service	1,438	0
Current Deferred Income Taxes	0	195
Dividends Declared	478	485
Customer Deposits	21	17
Interest and Taxes Accrued	1,219	9,788
Total	12,861	19,827
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	30,702	32,158
Deferred Income Tax	19,120	17,160
Investment Tax Credits	270	288
Deferred Gain & Related Accounts-Generating Asset Sale	10,625	20,227
Miscellaneous	2,927	2,738
Total	63,644	72,571
Total Capitalization and Liabilities	$140,967	$171,548

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(Unaudited)

(Dollars in Thousands)
	Six Months Ended
	June 30,
	2000	1999
Cash Flow From Operating Activities
Net Income	$2,241	$2,471
Adjustments to Reconcile Net Income to Net Cash Provided by Operations
Depreciation	1,160	1,231
Amortization	575	779
Amortization of Deferred Gain from Asset Sale	(2,339)	0
Income on Tax Exempt Bonds-Restricted Funds	0	(11)
Deferred Income Taxes - Net	2,478	1,033
AFUDC	(6)	(36)
Accrued Interest on Generating Asset Sale Deferred Gain	161	0
Rate Stabilization Plan Revenue	(379)	0
Change in Deferred Fuel & Purchased Energy	(294)	574
Change in Deferred Regulatory and Debt Issuance Costs	209	177
Change in Deferred Reg Asset - Power Purchase Restructuring	(44)	0
Gain on Sale of Non-Utility Property	(205)	0
Change in Deferred Revenues	0	(1,170)
Change in Benefit Obligation	250	337
Change in Current Assets and Liabilities	(2,219)	(2,191)
Other	61	(417)
Net Cash Flow Provided By Operating Activities	1,649	2,777
Cash Flow From Financing Activities
Dividend Payments	(967)	(809)
Drawdown of Asset Sale Proceeds with Trustee	18,957	0
Deposit of Non-Utility Property Sale Proceeds with Trustee	(211)	0
FAME Financing Costs	0	(5)
Deposit with Trustee - Asset Sale Proceeds	0	(7,938)
Drawdown of Tax Exempt Bonds Proceeds	0	428
Purchase of Common Stock	(448)	0
Premium on Retirement of Long Term Debt	(2,106)	0
Retirements on Long-Term Debt	(15,025)	(25)
Short-Term Borrowings (Repayments), Net	1,400	(2,100)
Net Cash Flow Provided By (Used For) Financing Activities	1,600	(10,449)
Cash Flow From Investing Activities
Payment of Taxes on Generating Asset Sale Deferred Gain	(7,853)	0
Proceeds from Sale of Generating Assets	0	37,547
Proceeds from Sale of Non-Utility Property	208	0
Investment in Electric Plant	(2,004)	(1,749)
Net Cash Flow Provided By (Used For) Investing Activities	(9,649)	35,798
Decrease in Cash and Cash Equivalents	(6,400)	28,126
Cash and Cash Equivalents at Beginning of Year	6,985	1,454
Cash and Cash Equivalents at End of Period	$585	$29,580
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	$933	($473)
Unbilled Revenue	(824)	612
Deferred Maine Yankee Replacement Power Costs	0	(1,200)
Inventory	(248)	(136)
Prepayments	(1,321)	(1,509)
Accounts Payable & Accrued Expenses	(764)	522
Other Current Liabilities	5	(7)
Total Change	($2,219)	($2,191)
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$2,157	$1,999
Income Taxes (Includes $7.8 million payment in February, 2000
to Revenue Canada for 1999 asset sale taxes)	$7,995	$2,242

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (ME&NB) and its unregulated marketing subsidiary, Energy Atlantic, LLC (EA).

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

Energy Atlantic is subject to risk in scheduling electric load in the New England retail market. Under the terms of its Wholesale Power Sales Agreement with Engage, EA is required to forecast its expected hourly load in the New England market with the New England system operator, ISO-NE. If EA underforecasts that load, ISO-NE will provide the deficiency at the spot price in the New England market, which is essentially the highest marginal cost in that market during that hour. If that spot price is higher than the price at which EA has contracted to purchase power during that hour, EA is responsible for a portion of that difference under the terms of its Sale Agreement with Engage. By way of illustration, prices in ISO-NE rose as high as $6,000 per MWH during the afternoon of May 8, 2000. During that same period, EA had underforecasted its actual load by 4% to 5%. Although the final numbers have not yet been agreed to, EA estimates this underforecast could result in settlement costs up to $580,000. Prices of $6,000 per MWH are approximately 197 times the average ISO-NE market price of $30.50 per MWH for year-to-date May 7, 2000, and management considers this event unusual and infrequent. Several steps were taken to mitigate the risks of such occurrences in the future and these new procedures have produced $170,000 in positive market settlements since early May. EA's financial results for the periods presented are reflected below.

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

	Three Months Ended
	(Dollars in Thousands)
	6/30/00			6/30/9
	EA	MPS	Total Company	EA	MPS	Total Company
Operating Revenues	$10,582	$6,989	$17,571	$2,863	$13,560	$16,423
EA Standard Offer Service Margin	86	-	86	-	-	-
Total Revenues	10,668	6,989	17,657	2,863	13,560	16,423
Operations & Maintenance Expense	10,682	6,397	17,079	2,792	11,064	13,856
Taxes	19	(263)	(244)	27	906	933
Total Operating Expenses	10,701	6,134	16,835	2,819	11,970	14,789
Operating Income (Loss)	(33)	855	822	44	1,590	1,634
Other Income & Deductions	80	13	93	2	61	63
Income Before Interest Charges	47	868	915	46	1,651	1,697
Interest Charges	21	544	565	4	981	985
Net Income	$26	$324	$350	$42	$670	$712

	Six Months Ended
	(Dollars in Thousands)
	6/30/00			6/30/99
	EA	MPS	Total Company	EA	MPS	Total Company
Operating Revenues	$13,018	$22,120	$35,138	$4,324	$29,568	$33,892
EA Standard Offer Service Margin	398	-	398	-	-	-
Total Revenues	13,416	22,120	35,536	4,324	29,568	33,892
Operations & Maintenance Exp	13,291	17,709	31,000	4,339	22,906	27,245
Taxes	68	1,185	1,253	(7)	2,531	2,524
Total Operating Expenses	13,359	18,894	32,253	4,332	25,437	29,769
Operating Income (Loss)	57	3,226	3,283	(8)	4,131	4,123
Other Income & Deductions	81	384	465	2	303	305
Income (Loss) Before Interest Charges	138	3,610	3,748	(6)	4,434	4,428
Interest Charges	38	1,469	1,507	6	1,951	1,957
Net Income (Loss)	$100	$2,141	$2,241	$(12)	$2,483	$2,471
Total Assets	$3,145	$137,822	$140,967	$872	$184,643	$185,515

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

(b) The Company agreed to begin amortizing on April 1, 1999 an additional $150,000 per month of Maine Yankee replacement power costs or a total of $1,650,000 for the remaining eleven months of the rate plan, ending February, 2000, with $300,000 recognized in the first quarter of 2000.

Restructuring

As previously reported, on May 29, 1997, legislation titled "An Act to Restructure the State's Electric Industry" was signed into law by the Governor of Maine. The principal provisions with accounting impact on the Company are described in the Company's 1999 Form 10-K.

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

At June 30, 2000, $79.8 million of regulatory assets remained on the Company's books. These regulatory assets are being amortized over various periods in accordance with the MPUC approved Phase II filing on stranded cost recovery. The major components include the remaining investment in Seabrook and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. As approved by the MPUC, the amortization of these regulatory assets is offset by the recognition of the deferred gain from the sale of the generating assets. As of June 30, 2000, $10.6 million of deferred gain remains to be utilized.

Two -Year Rate Plan Effective March 1, 2000

On October 14, 1998, and subsequently amended on February 9, 1999 and August 11, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's amended testimony supports its $95.7 million estimate of stranded costs, net of available value from the sale of the generating assets, representing the return of and return on stranded cost items as described below, when deregulation began on March 1, 2000. The major components include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

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

On January 27, 2000, the MPUC approved a Stipulation in Phase II of Docket No. 98-577 that provided for the recovery in rates of the Company's stranded investment. The major element of the Phase II Stipulation was the $12.5 million of stranded investment recoverable annually beginning March 1, 2000. This revenue requirement includes a return on unrecovered stranded investment based on the capital structure approved by the MPUC in its December 1, 1999 Order. The approved capital structure will consist of 51% common equity with an authorized return on equity of 10.7%. The Phase II Stipulation also allowed the Company to offset its unrecovered stranded investment in Seabrook by approximately $7 million, representing an amount equal to 35% of the available value from the sale of the generating assets.

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

	(Dollars in Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June, 30,
	2000	1999	2000	1999
Current income taxes	$(1,858)	$4,153	$ (1,188)	$4,746
Deferred income tax	1,898	(3,495)	2,614	(2,894)
Investment credits	(9)	(15)	(18)	(31)
Total income taxes	$31	$643	$1,408	$1,821
Allocated to:
Operating Income	$(152)	$530	$999	$1,674
Other income	183	113	409	147
Total	$31	$643	$1,408	$1,821

For the six months ended June 30, 2000 and 1999, the effective income tax rates were 38.6% and 42.4%, respectively. During the second quarter of 2000, the Company paid a premium of $2.1 million to retire the $15 million 9.775% bonds using proceeds from the sale of the Company's generating assets. This premium is currently deductible for tax purposes, but is deferred for book purposes, resulting in the decrease in current income taxes. The principal reason for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flow through items, principally Seabrook, required by regulation and state income taxes. Current income taxes recorded on the Company's deferred gain from the generating asset sale are offset by corresponding deferred income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of June 30, 2000 and December 31, 1999.

	(Dollars in Thousands)
	June 30 ,	December 31,
	2000	1999
Seabrook	$9,217	$12,922
Property	6,231	6,249
Deferred fuel	4,503	4,164
Pension and postretirement benefits	(248)	(206)
Generating asset sale	(3,764)	(7,666)
W-S up-front payment	2,801	2,129
Other	380	(432)
Net accumulated deferred income taxes	$19,120	$17,160

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

With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998,

Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation. Beginning in April, 1999 the Company began amortizing an additional $150,000 per month as part of a stipulation described in Note 3, "Implementation of Multi-Year Rate Plan". As of June 30, 2000, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.0 million, subject to recovery in accordance with the rate plan.

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

Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of June 30, 2000, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $30.7 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement.

The MPUC on January 27, 2000, approved a Stipulation providing for the recovery of stranded investment, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement costs, and the remaining Maine Yankee investment.

On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation ("Stone & Webster"), that it was terminating its decommissioning operations contract pursuant to the terms of the contract. Subsequently, Stone & Webster notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, 2000, Stone & Webster announced that it had signed a letter of intent with Jacobs Engineering Group, Inc. ("Jacobs"), regarding a proposed transaction in which Jacobs would acquire substantially all of Stone & Webster's assets in exchange for an immediate credit facility and other consideration, including cash and stock. Stone & Webster said the credit facility was intended to enable it to address its liquidity difficulties and continue to operate its businesses until the asset sale was completed. Stone & Webster also announced that it intended to seek bankruptcy court approval of the asset sale and credit agreement.

On June 2, 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. By Sale Order dated July 13, 2000, the Bankruptcy Court approved the sale of substantially all of Stone & Webster's assets to the successful bidder in the Chapter 11 sale, The Shaw Group, Inc. ("Shaw"), for cash, stock, and the assumption of certain liabilities of Stone & Webster, and the earlier agreement with Jacobs was terminated. Stone & Webster reported that the Shaw transaction was effectively closed on July 14, 2000, and that it would continue to operate as a Debtor-in-Possession subject to the supervision and orders of the Bankruptcy Court.

On May 10, 2000, Maine Yankee entered into an interim agreement with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster and upon termination of the interim agreement on July 1, Maine Yankee at least temporarily assumed the general contractor role, utilizing a reduced number of Stone & Webster personnel under a revised interim agreement that expires September 30, 2000. The decommissioning of the Plant site is progressing, with major emphasis being directed to maintaining the schedule on critical-path projects such as a construction of the ISFSI and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility.

On June 30, 2000, Federal Insurance Company ("Federal"), which provided performance and payment bonds in the amount of $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgement against Maine Yankee in the United States Bankruptcy Court for the District of Delaware. The Complaint alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of the termination to Federal under the contract, and that Federal therefore had no further obligations under the bonds. Maine Yankee believes that its termination of the decommissioning operations contract was proper, but cannot predict the outcome of the litigation.

Maine Yankee is evaluating all available long-term alternatives for safely and efficiently completing the decommissioning of the Plant site, including the possibilities of contracting with a new decommissioning operations contractor or assuming that function itself on a long-term basis. However, Maine Yankee cannot predict at this point what effect the financial difficulties of Stone & Webster and the termination of its decommissioning operations contract with Maine Yankee will have on the cost or schedule of the decommissioning project.

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

The components of the deferred gain are as follows:

(Dollars in Millions)
Gross proceeds	$37.5
Settlement adjustment	(.1)
Net proceeds	37.4
Net book value	(11.5)
Excess taxes on sale of Canadian assets	(3.4)
Transition costs, net	(1.8)
Other	.7
Available deferred gain	21.4
Utilization of available value per MPUC orders	(11.0)
Remaining deferred gain, net of tax*	$10.4

*The $10.4 million deferred gain above is the $10.6 million "Deferred Gain and Related Accounts-Generating Asset Sale" as of June 30, 2000 reduced by the remaining deferral of transition costs allowed by the MPUC.

The Company offset a portion of its Recoverable Seabrook costs with available value from its deferred asset sale gain as follows:

	Seabrook	Deferred Gain
- Write-off of recoverable Seabrook costs	$5,060
- Write-off of deferred tax liability associated with recoverable Seabrook costs	(3,644)
- Recognition of deferred asset sale gain		$7,006
- Recognition of deferred tax associated with deferred asset sale gain		(2,795)
- Write-off of SFAS 109 Regulatory Asset associated with Seabrook	2,795
- Net Change	$4,211	$4,211

Upon formal liquidation of the subsidiary in December, 1999, approximately $14.1 million of the proceeds were transferred to the first mortgage trustee for paydown of long-term debt. After a $15 million paydown on June 14, 2000, the Company has reduced long-term debt by $18.9 million using generating asset sale proceeds. In addition, the Company paid an early retirement premium of $2,106,000. Consistent with past treatment, the Company has deferred this premium and will amortize the balance over the remaining life of the original debt issue.

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

7. ACCOUNTING PRONOUNCEMENTS

In June, 1998, the FASB issued SFAS No. 133, (Accounting for Derivative Instruments and Hedging Activities". It requires companies to record derivatives on their balance sheet at their fair value depending on the intended use of the derivative. The new standard applies to all entities and the original effective date was for all fiscal years beginning after June 15, 1999. On May 19, 1999, the FASB determined that the implementation of the statement should be delayed for one year. Based on current business activities, the Company is currently reviewing the impact, if any, that EA's energy contracts will have when this pronouncement is implemented in the future. The Company has reviewed its revenue recognition policies and concluded they comply with the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" and EITF No. 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent".

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

Results of Operations

Earnings per share and the net income available for common stock for the three months ended June 30, 2000 along with the corresponding information for the previous year are as follows:

	Three Months Ended
	June 30,
	2000	1999
Earnings per share	$ .22	$ .44
Net income in thousands	$ 350	$ 712

For the second quarter of 2000 compared to the same quarter last year, the decrease in consolidated earnings per share (EPS) of $.22 is attributable to the following:

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Change in EPS - Second Quarter of 2000

Compared to Second Quarter of 1999

EPS Increase (Decrease)
Decreased retail revenues and sales for resale due to deregulation starting March 1, 2000	$(2.25)
Decrease in power procurement and Maine Yankee expenses, offset by amortization of stranded costs according to rate stipulation beginning March 1, 2000	1.66
Reduction in net interest costs with use of asset sale proceeds	.21
Decrease in taxes other than income, principally property tax refund	.19
Decrease in other revenues, principally power marketing earnings	(.12)
Change in operating and maintenance expenses	.05
Other	.04
Total	$ (.22)

Consolidated operating revenues for the quarters ended June 30, 2000 and 1999, are as follows:

	2000		1999
(Dollars in Thousands)	$	MWH	$	MWH
Maine Public Service (MPS)
- Retail	6,209	128,083	11,892	121,376
- Other Revenues	780	-	1,668	37 ,089
Energy Atlantic, LLC (EA)
- Competitive Energy Supply	10,582	233,912	-	-
- Other Revenues	-	-	2,863	108,469
- Standard Offer Margin	86	-	-	-
Totals	17,657	361,995	16,423	266,934

With the start of retail competition on March 1, 2000, the Parent Company's (MPS) retail revenues will reflect transmission and distribution charges, and do not include energy supply. Therefore, comparisons with periods after February, 2000 are difficult. MPS retail sales increased by 5.5% (6,707 MWH), reflecting increases in the following

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

customer classes: large commercial (17.5%), principally McCain Foods, medium commercial (2.3%), and small commercial (3.0%), offset by a 2.3% (913 MWH) decrease in residential sales.. Offsetting these increases was a 37,089 MWH decrease in Other Sales due to the termination of the sales agreement with Perth-Andover and a decrease in sales of Wyman output after the generating asset sale on June 8, 1999. The new owners of the generating assets now provide service to Perth-Andover. The Company's wholly-owned marketing subsidiary, Energy Atlantic, LLC's (EA)Competitive Energy Supply sales increased by 233,912 MWH, reflecting sales to retail customers beginning March 1, 2000 as discussed below in "Energy Atlantic Operations".

For the quarters ended June 30, 2000 and 1999, total operating expenses were $16,835,000 and $14,789,000, respectively. The changes in operating expenses and energy sources are as follows:

	Increase/(Decrease)
(Dollars in Thousands)	$	MWH
MPS Purchases	(6,693)	(103,825)
System Generation	(624)	(60,897)
EA Purchases	7,730	120,217
Total Energy Supply	413	(44,505)
T&D Operation & Maintenance Expenses	60
Depreciation	(50)
Amortization	(361)
Amortization of Stranded Costs	3,161
Income Taxes	(682)
Taxes Other than Income	(495)
Total	2,046	(44,505)

The 44,505 MWH net decrease in energy supply reflects the start of retail competition on March 1, 2000, with the Company providing transmission and distribution (delivery) services but no longer selling energy supply. Purchases by EA increased by 120,217 MWH when it began serving customers as a competitive energy supplier beginning on March 1, 2000. The $624,000 (60,897 MWH) decrease in generation expenses is a result of the sale of the Company's generating assets on June 8, 1999 and, under an agreement that expired on February 29, 2000, the Company purchased the output from the new owners, PDI. Beginning on March 1, 2000, as a result of competitive bidding, PDI is paying market price to the Company for W-S output, and the above-market amount is included in stranded cost amortization, i.e., $3,841,000 for the second quarter of 2000. Taxes other than income decreased by $495,000 due to a $420,000 property tax rebate. This rebate was received from the City of Caribou in settlement of property tax issues

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

from 1996 through 1999. T&D (transmission and distribution) operation and maintenance expenses increased by $60,000 reflecting increases in administrative and general and medical expenses, offset by decreased legal and regulatory expenses. The amortization of stranded costs of $3,161,000 reflects the recognition of stranded costs beginning March 1, 2000, including the W-S above-market costs discussed above, in accordance with the Stipulation approved by the MPUC on January 27, 2000 (discussed further in Item (b) of the Legal Proceedings section) providing for recovery of the Company's stranded investment.

Energy Atlantic Operations

Energy Atlantic's (EA) retail activity comprises standard offer service (SOS) and competitive energy supply (CES), both of which utilize power provided via a contract with Engage Energy (Engage). Revenues are received and expenses are paid directly by an escrow agent which is controlled by Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and small non-residential customers in the Central Maine Power (CMP) service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. The utilities bear SOS account collection risk, as they are required to remit the amounts billed 26 days after the billing date to an escrow account and maintain the billing and customer service relationship. EA records the accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity is principally two large industrial customers in CMP's service territory, as well as residential and small non-residential customers throughout Maine. For CES sales, EA negotiates the price directly with the customer, maintains customer service responsibility and has collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

Energy Atlantic is subject to risk in scheduling electric load in the New England retail market. Under the terms of its Wholesale Power Sales Agreement with Engage, EA is required to forecast its expected hourly load in the New England market with the New England system operator, ISO-NE. If EA underforecasts that load, ISO-NE will provide the deficiency at the spot price in the New England market, which is essentially the highest marginal cost in that market during that hour. If that spot price is higher than the price at which EA has contracted to purchase power during that hour, EA is responsible for a portion of that difference under the terms of its Sale Agreement with Engage. By way of illustration, prices in ISO-NE rose as high as $6,000 per MWH during the afternoon of May 8, 2000. During that same period, EA had underforecasted its actual load by 4% to 5%. Although the final numbers have not yet been agreed to, EA estimates this underforecast could result in settlement costs up to $580,000. Prices of $6,000 per MWH are approximately 197 times the average ISO-NE market price of $30.50 per MWH for year-to-date May 7, 2000, and management considers this event unusual and infrequent. Several steps were taken to mitigate the risks of such occurrences in the future and these new procedures have produced $170,000 in positive market settlements since early May.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Liquidity

Net cash flows from operating activities were $1,649,000 for the first six months of 2000. For the period, the Company paid $967,000 in dividends, deposited $211,000 ofproceeds from the sale of land into the trustee account and drew down $18,957,000 of the asset sale proceeds from the trustee. The proceeds were used to pay down long-term debt by $15,000,000, along with a scheduled paydown of $25,000, and to pay the $2,106,000 premium on the early retirement of long-term debt. The Company also repurchased 25,000 shares of common stock for $448,000 in order to manage its capital structure to limit common equity to 51%, as explained in Item (c) of the Legal Proceedings section, and increased short-term borrowings by $1,400,000. For the period, the Company invested $2,004,000 in electric plant, paid $7,853,000 in Canadian income taxes on the generating asset sale, and received proceeds of $208,000 from the sale of land.

Net cash flows from operating activities were $2,777,000 for the first six months of 1999. The Company received $37,547,000, adjusted for closing items, from the sale of its generating assets, with $7,938,000 required to be deposited with the first mortgage trustee. The Company drew down $428,000 from the trustee of the tax-exempt revenue bond proceeds based on qualifying property. For the period, the Company invested $1,749,000 in electric plant, paid $809,000 in dividends and used $25,000 to reduce long-term debt. Final financing costs of $5,000 were paid related to the issuance of FAME's $11,540,000 Taxable Electric Rate Stabilization Revenue Notes on behalf of the Company in 1998. Short-term borrowings decreased by $2,100,000 because of the cash flows from operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with two variable rate debt issues of the regulated business for purposes other than trading. These issues are discussed in detail in the Company's 1999 Annual Report, which is Exhibit 13 of the Company's 1999 Form 10- K. The discussion occurs in Note 9, "Long-Term Debt", of the Notes to Consolidated Financial Statements.

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

In order to manage its capital structure to limit common equity to 51%, the MPUC on November 17, 1999, approved the Company's request to repurchase up to 500,000 shares of its common stock over a period of five years. The shares will be repurchased through an open-market program. Previously over a five-year period from September, 1989 to September, 1994, the Company purchased 250,000 shares at a cost of $5.7 million, all of

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - continued

which are held in treasury shares, in order to maintain the Company's capital structure at levels appropriate for an investor-owned electric utility. During the second quarter of 2000, the Company purchased 15,000 shares at a cost of $277,000, increasing the current program's total to 25,000 shares at a cost of $448,000.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's 2000 Annual Meeting of Stockholders, held on May 9, 2000, the only matter voted upon was the uncontested election of the following directors to serve until the 2003 Annual Meeting of Stockholders, each of whom received the votes shown:

			Non-votes and
Nominee	For	Against	Abstentions
Robert E. Anderson	1,471,324	9,818	126,108
Nathan L. Grass	1,471,690	9,452	126,108
J. Paul Levesque	1,470,974	10,168	126,108

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE PUBLIC SERVICE COMPANY

(Registrant)

Date: August 11, 2000

By: /s/ Larry E. LaPlante

Larry E. LaPlante

Vice President, Treasurer and

Chief Financial Officer