Form 10-Q
period 2000-09-30
MAINE PUBLIC SERVICE CO
filed 2000-11-13
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

The Securities Exchange Act of 1934

For Quarter Ended September 30, 2000

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

Common Stock, $7.00 par value - 1,572,718 shares

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter and nine months ended September 30, 2000, and for the corresponding period of the preceding year; a consolidated balance sheet as of September 30, 2000, and as of December 31,1999, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 2000, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at September 30, 2000 and December 31, 1999, and the results of their operations for the three and nine months ended September 30, 2000 and their cash flows for the nine months ended September 30, 2000, and for the corresponding period of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Operating Revenues	$17,912	$15,391	$53,050	$49,283
EA-Standard Offer Service Margin	1,218	0	1,616	0
Total Revenues	19,130	15,391	54,666	49,283
Operating Expenses
Energy Supply	11,084	10,918	30,716	30,511
T & D Operation & Maintenance	2,982	2,832	8,958	8,492
Depreciation	581	546	1,741	1,777
Amortization of Stranded Costs	2,459	0	6,424	0
Amortization	15	359	282	1,120
Taxes other than Income	306	329	560	1,179
Provision for Income Taxes	530	(116)	1,529	1,558
Total Operating Expenses	17,957	14,868	50,210	44,637
Operating Income	1,173	523	4,456	4,646
Other Income (Deductions)
Equity in Income of Associated Companies	87	65	247	430
Allowance for Equity Funds used During Construction	14	14	18	36
Provision for Income Taxes	(115)	(39)	(524)	(186)
Other - Net	74	332	784	397
Total	60	372	525	677
Income Before Interest Charges	1,233	895	4,981	5,323
Interest Charges
Long-Term Debt & Notes Payable	642	1,214	2,452	3,185
Less Carrying Costs-Stranded Costs & Allowance for Borrowed Funds used During Construction	(238)	(9)	(541)	(23)
Total	404	1,205	1,911	3,162
Net Income (Loss) Available for Common Stock	$829	($310)	$3,070	$2,161
Average Shares Outstanding (000's)	1,573	1,617	1,593	1,617
Basic & Diluted Earnings Per Share	$0.53	($0.19)	$1.93	$1.34
Dividends Declared per Common Share	$0.32	$0.30	$0.92	$0.80

The accompanying notes are an integral part of these financial statements -3-

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
	September 30, 2000	December 31, 1999
ASSETS	(Unaudited)
Utility Plant
Electric Plant in Service	$75,935	$75,531
Less Accumulated Depreciation	36,023	34,701
Net Electric Plant in Service	39,912	40,830
Construction Work-in-Progress	3,616	1,052
Total	43,528	41,882
Investment in Associated Companies
Maine Yankee Atomic Power Company	3,584	3,753
Maine Electric Power Company, Inc.	345	279
Total	3,929	4,032
Net Utility Plant and Investments	47,457	45,914
Current Assets
Cash and Cash Equivalents	795	6,985
Deposits with Trustee-Asset Sale	0	18,242
Accounts Receivable - Net	7,940	7,043
Unbilled Base Revenue	2,335	1,149
Inventory	698	509
Prepayments	3,079	643
Total	14,847	34,571
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	28,998	32,158
Recoverable Seabrook Costs	17,496	23,451
Regulatory Assets - SFAS 109 & 106	7,573	10,459
Deferred Fuel and Purchased Energy Costs	11,742	11,217
Regulatory Asset - Power Purchase Agreement Restructuring	8,706	8,706
Unamortized Debt Expense	2,982	1,014
Deferred Regulatory Costs, less accumulated amortization	358	581
Total	77,855	87,586
Other Assets
Restricted Investments	2,391	2,402
Miscellaneous	824	1,075
Total	3,215	3,477
Total Assets	$143,374	$171,548
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$13,071	$13,071
Paid-in Capital	38	38
Retained Earnings	31,371	29,765
Treasury Stock, at cost	(6,626)	(5,714)
Total	37,854	37,160
Long-Term Debt (less current maturities)	26,465	41,990
Current Liabilities
Long-Term Debt Due Within One Year	525	25
Notes Payable	8,900	3,600
Accounts Payable	5,796	5,717
Accounts Payable - Standard Offer Service	416	0
Current Deferred Income Taxes	0	195
Dividends Declared	503	485
Customer Deposits	21	17
Interest and Taxes Accrued	1,907	9,788
Total	18,068	19,827
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	28,998	32,158
Deferred Income Tax	20,329	17,160
Investment Tax Credits	261	288
Deferred Gain & Related Accounts-Generating Asset Sale	8,752	20,227
Miscellaneous	2,647	2,738
Total	60,987	72,571
Total Capitalization and Liabilities	$143,374	$171,548

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(Unaudited)

(Dollars in Thousands)
	Nine Months Ended
	September 30,
	2000	1999
Cash Flow From Operating Activities
Net Income	$3,070	$2,161
Adjustments to Reconcile Net Income to Net Cash Provided by Operations
Depreciation	1,741	1,777
Amortization	877	1,030
Amortization of Deferred Gain from Asset Sale	(4,158)	0
Income on Tax Exempt Bonds-Restricted Funds	0	(13)
Deferred Income Taxes - Net	3,656	1,426
AFUDC	(27)	(58)
Accrued Interest on Generating Asset Sale Deferred Gain	161	315
Rate Stabilization Plan Revenue	(379)	0
Change in Deferred Fuel & Purchased Energy	(525)	(378)
Change in Deferred Regulatory and Debt Issuance Costs	370	372
Change in Deferred Reg Asset - Power Purchase Restructuring	(103)	0
Gain on Sale of Non-Utility Property	(205)	0
Change in Deferred Revenues	0	(1,170)
Change in Benefit Obligation	(3)	476
Change in Current Assets and Liabilities	(4,096)	(1,011)
Other	166	(1,038)
Net Cash Flow Provided By Operating Activities	545	3,889
Cash Flow From Financing Activities
Dividend Payments	(1,445)	(1,294)
Drawdown of Asset Sale Proceeds with Trustee	18,957	0
Deposit of Non-Utility Property Sale Proceeds with Trustee	(211)	0
FAME Financing Costs	0	(5)
Deposit with Trustee - Asset Sale Proceeds	0	(7,938)
Drawdown of Tax Exempt Bonds Proceeds	0	428
Purchase of Common Stock	(921)	0
Premium on Retirement of Long Term Debt	(2,106)	0
Retirements on Long-Term Debt	(15,025)	(1,275)
Short-Term Borrowings (Repayments), Net	5,300	(2,600)
Net Cash Flow Provided By (Used For) Financing Activities	4,549	(12,684)
Cash Flow From Investing Activities
Payment of Taxes on Generating Asset Sale Deferred Gain	(7,853)	(3,542)
Proceeds from Sale of Generating Assets	0	37,547
Proceeds from Sale of Non-Utility Property	208	0
Investment in Electric Plant	(3,639)	(2,993)
Net Cash Flow Provided By (Used For) Investing Activities	(11,284)	31,012
Increase (Decrease) in Cash and Cash Equivalents	(6,190)	22,217
Cash and Cash Equivalents at Beginning of Year	6,985	1,454
Cash and Cash Equivalents at End of Period	$795	$23,671
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	($896)	($572)
Unbilled Revenue	(1,187)	668
Deferred Maine Yankee Replacement Power Costs	0	(750)
Inventory	(190)	(40)
Prepayments	(2,362)	(824)
Accounts Payable & Accrued Expenses	535	514
Other Current Liabilities	4	(7)
Total Change	($4,096)	($1,011)
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$2,656	$3,659
Income Taxes (Includes $7.8 million payment in February, 2000
to Revenue Canada for 1999 asset sale taxes)	$7,883	$4,553

The accompanying notes are an integral part of these financial statements.

-5-NOTES TO CONSOLIDATED STATEMENTS

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

Energy Atlantic is subject to risk in scheduling electric load in the New England retail market. Under the terms of its Wholesale Power Sales Agreement with Engage, EA is required to forecast its expected hourly load in the New England market with its wholesale supplier, Engage. If EA under forecasts that load, the deficiency is provided at the spot price in the New England market, which is essentially the highest marginal cost in that market during that hour. If that spot price is higher than the price at which EA has contracted to purchase power during that hour, EA is responsible for a portion of that difference under the terms of its Sale Agreement with Engage. By way of illustration, prices in ISO-NE rose as high as $6,000 per MWH during the afternoon of May 8, 2000. During that same period, EA had under forecasted its actual load by 4% to 5%. Although the final numbers have not yet been agreed to, EA estimates this under forecast could result in settlement costs up to $580,000. Prices of $6,000 per MWH are approximately 197 times the average ISO-NE market price of $30.50 per MWH for year-to-date May 7, 2000, and management considers this event unusual and infrequent. Several steps were taken to mitigate the risks of such occurrences in the future and these new procedures have produced $659,000 in positive market settlements since early May. EA's financial results for the periods presented are reflected below.

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

Three Months Ended

(Dollars in Thousands)
		9/30/00			9/30/99
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$11,422	$6,490	$17,912	$2,023	$13,368	$15,391
EA Standard Offer Service Margin	1,218	-	1,218	-	-	-
Total Revenues	12,640	6,490	19,130	2,023	13,368	15,391
Operations & Maintenance
Expense	11,503	5,618	17,121	2,252	12,403	14,655
Taxes	495	341	836	(92)	305	213
Total Operating Expenses	11,998	5,959	17,957	2,160	12,708	14,868
Operating Income (Loss)	642	531	1,173	(137)	660	523
Other Income & Deductions	127	(67)	60	1	371	372
Income Before Interest Charges	769	464	1,233	(136)	1,031	895
Interest Charges	27	377	404	6	1,199	1,205
Net Income	$742	$87	$829	$(142)	$(168)	$(310)

Nine Months Ended

(Dollars in Thousands)
		9/30/00			9/30/99
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$24,440	$28,610	$53,050	$6,347	$42,936	$49,283
EA Standard Offer Service Margin	1,616	-	1,616	-	-	-
Total Revenues	26,056	28,610	54,666	6,347	42,936	49,283
Operations & Maintenance
Expense	24,794	23,327	48,121	6,591	35,309	41,900
Taxes	563	1,526	2,089	(99)	2,836	2,737
Total Operating Expenses	25,357	24,853	50,210	6,492	38,145	44,637
Operating Income (Loss)	699	3,757	4,456	(145)	4,791	4,646
Other Income & Deductions	208	317	525	3	674	677
Income (Loss) Before
Interest Charges	907	4,074	4,981	(142)	5,465	5,323
Interest Charges	65	1,846	1,911	12	3,150	3,162
Net Income (Loss)	$842	$2,228	$3,070	$(154)	$2,315	$2,161
Total Assets	$5,628	$137,746	$143,374	$1,801	$178,460	$180,261

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

Principal provisions of the Stipulation were as follows:

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

In accordance with EITF 97-4, after the details of the restructuring plan were determined by the MPUC rulemaking, the Company discontinued application of the Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations", for the retail generation segment of its business in the fourth quarter of 1999. Under EITF 97-4, the Company is permitted to continue to defer certain costs as regulatory assets in instances where recovery through future regulatory cash flows is anticipated.

At September 30, 2000, $77.9 million of regulatory assets remained on the Company's books. These regulatory assets are being amortized over various periods in accordance with the MPUC approved Phase II filing on stranded cost recovery. The major components include the remaining investment in Seabrook and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. As approved by the MPUC, the amortization of these regulatory assets is offset by the recognition of the deferred gain from the sale of the generating assets. As of September 30, 2000, $8.7 million of deferred gain remains to be utilized.

Two -Year Rate Plan Effective March 1, 2000

On October 14, 1998, and subsequently amended on February 9, 1999 and August 11, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's amended testimony supports its $95.7 million estimate of stranded costs representing the return of and return on stranded cost items as described below, when deregulation began on March 1, 2000. The major components of stranded costs include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets less the available value from the sale of the generating assets.

On October 15, 1999, the Company filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for the Company's Transmission and Distribution (T&D) utility. This Stipulation was signed by the Public Advocate and approval was recommended by the MPUC staff. Under the Stipulation, the Company's total annual T&D revenue requirements were $16,640,000, effective March 1, 2000. This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity. The Stipulation further provided that the precise level of stranded cost recovery cannot be determined until final determination of all costs associated with the sale of the Company's generating assets, but does set forth some general principles concerning the Company's ultimate stranded costs recovery, including agreement that the major components of the Company's stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates, and that the 3.66% recovery foregone in Docket 98-865 shall be added to stranded cost recovery in the manner specified in the stipulation in that Docket. The Stipulation also provided that the Company's recovery of unamortized investment tax credits and excess deferred income taxes associated with the Company's generating assets await a final determination ruling from the IRS, which ruling has been sought by Central Maine Power Company. On December 1, 1999, the MPUC approved this Stipulation. In early January, 2000, CMP received its ruling from the IRS which concluded that the unamortized investment tax credits and excess deferred income taxes associated with the sale of the generating assets could not be used to reduce customer rates without violating the tax normalization rules for public utilities.

On January 27, 2000, the MPUC approved a Stipulation in Phase II of Docket No. 98-577 that provided for the recovery in rates of the Company's stranded investment. The major element of the Phase II Stipulation was the $12.5 million of stranded investment recoverable annually beginning March 1, 2000. This revenue requirement included a return on unrecovered stranded investment based on the capital structure approved by the MPUC in its December 1, 1999 Order. The approved capital structure consists of 51% common equity with an authorized return on equity of 10.7%. The Phase II Stipulation also allowed the Company to offset its unrecovered stranded investment in Seabrook by approximately $7 million, representing an amount equal to 35% of the available value from the sale of the generating assets.

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

4. INCOME TAXES

A summary of Federal and State income taxes charged to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes, with the exception of Energy Atlantic activity, which is above the line and not allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)".

(Dollars in Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
Current income taxes	$(555)	$(680)	$ (1,743)	$4,066
Deferred income tax	1,209	612	3,823	(2,282)
Investment credits	(9)	(9)	(27)	(40)
Total income taxes	$645	$(77)	$2,053	$1,744
Allocated to:
Operating Income	$530	$(116)	$1,529	$1,558
Other income	115	39	524	186
Total	$645	$(77)	$2,053	$1,744

For the nine months ended September 30, 2000 and 1999, the effective income tax rates were 40.1% and 44.7%, respectively. During the second quarter of 2000, the Company paid a premium of $2.1 million to retire the $15 million 9.775% bonds using proceeds from the sale of the Company's generating assets. This premium is currently deductible for tax purposes, but is deferred for book purposes, resulting in the decrease in current income taxes. The principal reasons for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary and flow through items, principally Seabrook, required by regulation and state income taxes. Current income taxes recorded on the Company's deferred gain from the generating asset sale in 1999 are offset by corresponding deferred income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of September 30, 2000 and December 31, 1999.

	(Dollars in Thousands)
	September 30,	December 31,
	2000	1999
Seabrook	$9,170	$12,922
Property	6,232	6,249
Deferred fuel	4,493	4,164
Pension and postretirement benefits	(142)	(206)
Generating asset sale	(3,072)	(7,666)
W-S up-front payment	3,137	2,129
Other	511	(432)
Net accumulated deferred income taxes	$20,329	$17,160

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

The Maine Agreement for the decommissioning of Maine Yankee requires the Maine owners, for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of the maximum amount would be $4.1 million for the period. For the year ended December 31, 2000 the Company selected the price based on the two year entitlement auction which was allowed under the agreement. Based on this price, there was no liability for this period. The Company again selected the two year entitlement auction price for the year ended December 31, 2001, which if accepted by the Maine Agencies, would not result in a liability. On October 11, 2000, the Maine Agencies, (the MPUC and the Office of the Public Advocate) rejected the Maine Owners' selection of the sales auction price as the benchmark for calendar year 2001. In a written response dated October 20, 2000, the Maine owners requested that the Maine Agencies reconsider their rejection, which again was rejected by the Maine Agencies. The parties continue to negotiate, but at this time, the Company cannot predict the outcome of this proceeding nor anticipate whether it will be required to recognize all, some or none of the $4.1 million before tax maximum amount against earnings.

With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998,

Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation.

Beginning in April, 1999 the Company began amortizing an additional $150,000 per month as part of a stipulation described in Note 3, "Implementation of Multi-Year Rate Plan". As of September 30, 2000, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.0 million, subject to recovery in accordance with the rate plan.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998, June, 1999 and again in September 2000, Maine Yankee updated its estimate of decommissioning costs based on the Settlement, as discussed above. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies.

Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of September 30, 2000, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $29.0 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement.

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

On May 10, 2000, Maine Yankee entered into an interim agreement with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster and upon termination of the interim agreement on July 1, Maine Yankee at least temporarily assumed the general contractor role, utilizing a reduced number of Stone & Webster personnel under a revised interim agreement that expires December 31, 2001.

The decommissioning of the Plant site is progressing, with major emphasis being directed to maintaining the schedule on critical-path projects such as a construction of the ISFSI and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility.

On June 30, 2000, Federal Insurance Company ("Federal"), which provided performance and payment bonds in the amount of $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgement against Maine Yankee in the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States District Court in Maine. The Complaint, which seeks a declaration that Federal has no obligation to pay Maine Yankee under the bonds, alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of the termination to Federal under the contract, and that Federal therefore had no further obligations under the bonds. Maine Yankee has filed both a counterclaim against Federal in the District Court seeking recovery up to the penal amounts of the bonds and a proof of claim against Stone & Webster in the Bankruptcy Court seeking recovery of all additional costs resulting from the termination of the Stone & Webster contract. Maine Yankee believes that its termination of the decommissioning operations contract was proper, but cannot predict the outcome of the litigation.

In response to a request for declaratory relief, Maine Yankee has on October 30, 2000 filed a Counterclaim requesting damages, including interest and fees, and declaratory relief based upon its asserted rights to payment under the two bonds.

Maine Yankee is evaluating all available long-term alternatives for safely and efficiently completing the decommissioning of the Plant site, including the possibilities of contracting with a new decommissioning operations contractor or assuming that function itself on a long-term basis. Maine Yankee expects to complete its review of proposals from prospective successor contractors and select a new contractor, if that is the alternative chosen, by the end of the year. However, Maine Yankee cannot predict at this point what effect the financial difficulties of Stone & Webster and the termination of its decommissioning operations contract with Maine Yankee will have on the cost or schedule of the decommissioning project.

For further discussion, see the Company's 1999 Annual Report (Exhibit 13 of the 1999 Form 10K), Note 11 to the consolidated financial statements.

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

The components of the deferred gain are as follows:

(Dollars in Millions)
Gross proceeds	$37.5
Settlement adjustment	(.1)
Net proceeds	37.4
Net book value	(11.5)
Excess taxes on sale of Canadian assets	(3.4)
Transition costs, net	(1.9)
Other	.7
Available deferred gain	21.3
Utilization of available value per MPUC orders	(12.8)
Remaining deferred gain, net of tax*	$8.5

*The $8.5 million deferred gain above is the $8.7 million "Deferred Gain and Related Accounts-Generating Asset Sale" as of September 30, 2000 reduced by the remaining deferral of transition costs allowed by the MPUC.

The Company offset a portion of its Recoverable Seabrook costs with available value from its deferred asset sale gain as follows:

		Deferred
	Seabrook	Gain
- Write-off of recoverable Seabrook costs	$5,060
- Write-off of deferred tax liability associated
with recoverable Seabrook costs	(3,644)
- Recognition of deferred asset sale gain		$7,006
- Recognition of deferred tax associated with deferred
asset sale gain		(2,795)
- Write-off of SFAS 109 Regulatory Asset
associated with Seabrook	2,795
- Net Change	$4,211	$4,211

With the partial liquidation of the subsidiary in December, 1999, approximately $14.1 million of the proceeds were transferred to the first mortgage trustee for paydown of long-term debt. After a $15 million paydown on June 14, 2000, the Company has reduced long-term debt by $18.9 million using generating asset sale proceeds. In addition, the Company paid an early retirement premium of $2,106,000. Consistent with past treatment, the Company has deferred this premium and will amortize the balance over the remaining life of the original debt issue.

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

7. ISSUANCE OF LONG-TERM DEBT

On October 19, 2000 the Maine Public Utilities Financing Bank (MPUFB) issued $9 million of its tax-exempt bonds due October 1, 2025 (The 2000 Series) on behalf of the Company. The proceeds have been placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for an initial term of nineteen months to be issued by the Bank of New York for the benefit of the holders of such bonds. To secure the Company's obligations under the letter of credit and reimbursement agreement, the Company issued first and second mortgage bond agreements, in the amounts of $5 million and $4.525 million, respectively . The Company has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and at issuance, selected the weekly interest period, with an initial interest rate of 4.35%.

8. WPS COMPLAINT

October 30, 2000, WPS Energy Services (WPS), a Competitive Electricity Provider (CEP) offering retail sales of electricity in the Company's service territory, filed a Complaint against the Company as well as a Petition to Alter or Amend the MPUC's September 2, 1998 Order in Docket No. 98-138.

The Complaint alleges that the Company has violated various provisions of Chapter 304 of the MPUC's Regulations governing relations between the Company and all CEPs, including the Company's own marketing subsidiary, Energy Atlantic, LLC (EA). According to the Complaint, various of the Company's employees have engaged in conduct that either awards EA a competitive advantage over other CEPs or has burdened WPS with an unfair disadvantage relative to EA. These allegations include such practices as denying WPS information made available to EA, or providing EA with information about WPS's customers that is not available publicly. The Company does not believe it has in any way violated any provisions of Chapter 304 and intends to so argue before the MPUC.

In its September 2, 1998 Order in Docket No. 98-138 authorizing the formation of EA, the Commission allowed the Company and EA to share the services of certain employees under certain conditions on the ground that such sharing was in the public interest and would not have any anti-competitive effect on the retail market for electricity. WPS claims that the sharing does not conform to the conditions set forth in the Order and that, in any event, the Commission should now find such sharing not in the public interest, thereby amending its original September 2, 1998 Order.

The Complaint and Petition to Amend the September 2, 1998 Order, in addition to requesting a prohibition on the sharing of certain employees, also seeks a formal investigation of the Complaint, penalties for any violations of the Commission's rules and certain specific relief for violations of Chapter 304.

The Company believes the Complaint and Petitions are completely without merit and are motivated by EA's recent competitive successes against WPS in the local retail electricity market. The Company intends to vigorously contest the matter at the MPUC, but cannot predict the outcome of this proceeding.

9 ACCOUNTING PRONOUNCEMENTS

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

Results of Operations

Earnings per share and the net income available for common stock for the three months ended September 30, 2000 along with the corresponding information for the previous year are as follows:

	Three Months Ended
	September 30,
	2000	1999
Earnings per share	$ .53	$(.19)
Net income in thousands	$ 829	$(310)

For the third quarter of 2000 compared to the same quarter last year, the increase in consolidated earnings per share (EPS) of $.72 is attributable to the following:

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Change in EPS - Third Quarter of 2000

Compared to Third Quarter of 1999

EPS Increase (Decrease)
Change in Energy Atlantic net income	.56
Reduction in net interest costs with use of asset sale proceeds	.20
Decrease in retail revenues and sales for resale, reduction in power-procurement expenses and amortization of stranded costs according to rate stipulation for deregulation beginning March 1, 2000	(.16)
Other	.12
Total	.72

Consolidated operating revenues for the quarters ended September 30, 2000 and 1999, are as follows:

	2000		1999
(Dollars in Thousands)	$	MWH	$	MWH
Maine Public Service (MPS)
- Retail	5,976	126,547	11,584	120,440
- Other Revenues	515	-	1,784	28,734
Energy Atlantic, LLC (EA)
- Competitive Energy Supply	11,421	251,933	-	-
- Other Revenues	-	-	2,023	55,402
- Standard Offer Margin	1,218	-	-	-
Totals	19,130	378,480	15,391	204,576

With the start of retail competition on March 1, 2000, the Parent Company's (MPS) retail revenues reflect transmission and distribution charges only, while revenues for the same quarter last year include energy supply. Therefore, comparisons with periods after February, 2000 are difficult. MPS retail sales increased by 5.1% (6,107 MWH), reflecting increases in sales to large commercial customers of 15.3%, principally McCain Foods, and medium commercial customers of 3.1%. In the third quarter of 1999, the output from Wyman, which the Parent Company continued to purchase after the sale of the generating assets on June 8, 1999 and until March 1, 2000, was sold at market prices.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

The Company's wholly-owned marketing subsidiary, Energy Atlantic, LLC's (EA) Competitive Energy Supply sales increased by 251,933 MWH, reflecting sales to retail customers beginning March 1, 2000 as discussed below in "Energy Atlantic Operations".

For the quarters ended September 30, 2000 and 1999, total operating expenses were $17,957,000 and $14,868,000, respectively. The changes in operating expenses and energy sources are as follows:

	Increase/(Decrease)
(Dollars in Thousands)	$	MWH
MPS Purchases	(9,100)	(158,716)
EA Purchases	9,266	196,477
Total Energy Supply	166	37,761
T&D Operation & Maintenance Expenses	150
Depreciation	35
Amortization	(344)
Amortization of Stranded Costs	2,459
Income Taxes	646
Taxes Other than Income	(23)
Total	3,089	37,761

With the start of retail competition on March 1, 2000, the Company provides transmission and distribution (T&D) or delivery services and no longer purchases or generates energy supply for its customers. During the quarter ended September 30, 1999, MPS purchased 158,716 MWH's to serve customers at a cost of $9.1 million. Purchases by EA increased by 196,477 MWH, $9,266,000, when it began serving customers as a competitive energy supplier beginning on March 1, 2000. MPS continues to purchase power from Wheelabrator-Sherman (W-S) under an agreement that expires in 2006, at prices above current market conditions. Beginning on March 1, 2000, as a result of competitive bidding, the output from W-S is sold to the successful bidder, and the above-market amount is included in stranded cost amortization, i.e., $3,245,000 for the third quarter of 2000. The amortization of stranded costs of $2,459,000 reflects the recognition of stranded costs beginning March 1, 2000, including the W-S above-market costs discussed above, less recognition of the deferred gain from the 1999 sale of the Company's generating assets, in accordance with the Stipulation approved by the MPUC on January 27, 2000 (discussed further in Item (b) of the Legal Proceedings section) providing for recovery of the Company's stranded investment. T&D operation and maintenance expenses increased by $150,000 reflecting increases in regulatory, legal and consulting expenses, and a reclassification of load dispatching labor expenses, which had been recorded as other purchase power expenses in 1999.

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

EA is subject to risk in scheduling electric load in the New England retail market. Under the terms of its Wholesale Power Sales Agreement with Engage, EA is required to forecast its expected hourly load in the New England market with its wholesale supplier, Engage. If EA underforecasts that load, the deficiency is provided at the spot price in the New England market, which is essentially the highest marginal cost in that market during that hour. If that spot price is higher than the price at which EA has contracted to purchase power during that hour, EA is responsible for a portion of that difference under the terms of its Sale Agreement with Engage. By way of illustration, prices in ISO-NE rose as high as $6,000 per MWH during the afternoon of May 8, 2000. During that same period, EA had underforecasted its actual load by 4% to 5%. Although the final numbers have not yet been agreed to, EA estimates this underforecast could result in settlement costs up to $580,000. Prices of $6,000 per MWH are approximately 197 times the average ISO-NE market price of $30.50 per MWH for year-to-date May 7, 2000, and management considers this event unusual and infrequent. Several steps were taken to mitigate the risks of such occurrences in the future and these new procedures have produced $659,000 in positive market settlements since early May. EA's net income for the third quarter of 2000 increased $716,000 compared to the second quarter of the current year, primarily as a result of taking these steps.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Liquidity

Net cash flows from operating activities were $545,000 for the first nine months of 2000. For the period, the Company paid $1,445,000 in dividends, deposited $211,000 of proceeds from the sale of land into the trustee account and drew down $18,957,000 of the asset sale proceeds from the trustee. The proceeds were used to reduce short-term borrowings, and provide $15,000,000 of principal, and the $2,106,000 premium on the early retirement of the 9.775% series of First Mortgage Bonds. The Company also paid a scheduled sinking fund payment of $25,000 on long-term debt and repurchased 45,000 shares of common stock for $921,000 in order to manage its capital structure to limit common equity to 51%, as explained in Item (c) of the Legal Proceedings section, and increased short-term borrowings by $5,300,000. For the period, the Company invested $3,639,000 in electric plant, paid $7,853,000 in Canadian income taxes on the generating asset sale, and received proceeds of $208,000 from the sale of land.

Net cash flows from operating activities were $3,889,000 for the first nine months of 1999. The Company received $37,547,000, adjusted for closing items, from the sale of its generating assets, with $7,938,000 required to be deposited with the first mortgage trustee. The Company drew down $428,000 from the trustee of the tax-exempt revenue bond proceeds based on qualifying property. For the period, the Company invested $2,993,000 in electric plant, paid $3,542,000 in Canadian income taxes on the generating asset sale, paid $1,294,000 in dividends and used $1,275,000 to reduce long-term debt. Short-term borrowings decreased by $2,600,000 because of the cash flows from operations and use of some of the asset sale proceeds to pay down the revolving credit line.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with two variable rate debt issues of the regulated business as of September 30, 2000 for purposes other than trading. These issues are discussed in detail in the Company's 1999 Annual Report, which is Exhibit 13 of the Company's 1999 Form 10-K. The discussion occurs in Note 9, "Long-Term Debt", of the Notes to Consolidated Financial Statements. On October 19, 2000, as discussed in Note 7 of this Form 10-Q, the Maine Public Utility Financing Bank (MPUFB) issued tax-exempt variable rate bonds on behalf of the Company. The Company also has interest rate risk for the new bonds for purposes other than trading.

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

(b) Maine Public Service Company Investigation of Stranded Costs, Transmission and Distribution Utility Revenue Requirements and Rate Design, Docket No. 98-577

On October 14, 1998, and subsequently amended on February 9, 1999 and August 11, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's amended testimony supports its $95.7 million estimate of stranded costs when deregulation began on March 1, 2000. The major components of stranded costs include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets less the available value from the sale of the generating assets.

On October 15, 1999, the Company filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for the Company's Transmission and Distribution (T&D) utility. This Stipulation was signed by the Public Advocate and approval was recommended by the MPUC staff. Under the Stipulation, the Company's total annual T&D revenue requirements were $16,640,000, effective March 1, 2000. This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity. The Stipulation further provided that the precise level of stranded cost recovery cannot be determined until final determination of all costs associated with the sale of the Company's generating assets, but does set forth some general principles concerning the Company's ultimate stranded costs recovery, including agreement that the major components of the Company's stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates, and that the 3.66% recovery foregone in Docket 98-865 shall be added to stranded cost recovery in the manner specified in the stipulation in that Docket. The stipulation also provided that the Company's recovery of unamortized investment tax credits and excess deferred income taxes associated with the Company's generating assets await a final determination ruling from the IRS, which ruling has been sought by Central Maine Power Company.

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

On January 27, 2000, the MPUC approved a Stipulation in Phase II of Docket No. 98-577 that provided for the recovery in rates of the Company's stranded investment. The major element of the Phase II Stipulation was the $12.5 million of stranded investment recoverable annually beginning March 1, 2000. This revenue requirement included a return on unrecovered stranded investment based on the capital structure approved by the MPUC in its December 1, 1999 Order. The approved capital structure consists of 51% common equity with an authorized return on equity of 10.7%. The Phase II Stipulation also allowed the Company to offset its unrecovered stranded investment in Seabrook by approximately $7 million, representing an amount equal to 35% of the available value from the sale of the generation assets. The parties to the Phase II Stipulation also resolved several rate design issues, principally the elimination of the inclining block rate for residential customers. In addition, the Company was granted several accounting orders incorporating certain accounting methodologies used in determining the elements of stranded costs. The annual revenue requirement associated with the recovery of stranded costs will be reviewed every two years.

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

In order to manage its capital structure to limit common equity to 51%, the MPUC on November 17, 1999, approved the Company's request to repurchase up to 500,000 shares of its common stock over a period of five years. The shares will be repurchased through an open-market program. Previously over a five-year period from September, 1989 to September, 1994, the Company purchased 250,000 shares at a cost of $5.7 million, all of which are held in treasury shares, in order to maintain the Company's capital structure at levels appropriate for an investor-owned electric utility. During the third quarter of 2000, the Company purchased 20,000 shares at a cost of $474,000, increasing the current program's total to 45,000 shares at a cost of $921,000.

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - continued

(d) WPS Energy Services, Inc., Complaint against Maine Public Service Company, and Petition to Alter or Amend the MPUC's Order Authorizing the Formation of Energy Atlantic, LLC, MPUC Docket Nos. 98-138 and 00- .

On October 30, 2000, WPS Energy Services (WPS), a Competitive Electricity Provider (CEP) offering retail sales of electricity in the Company's service territory, filed a Complaint against the Company as well as a Petition to Alter or Amend the MPUC's September 2, 1998 Order in Docket No. 98-138.

The Complaint alleges that the Company has violated various provisions of Chapter 304 of the MPUC's Regulations governing relations between the Company and all CEPs, including the Company's own marketing subsidiary, Energy Atlantic, LLC (EA). According to the Complaint, various of the Company's employees have engaged in conduct that either awards EA a competitive advantage over other CEPs or has burdened WPS with an unfair disadvantage relative to EA. These allegations include such practices as denying WPS information made available to EA, or providing EA with information about WPS's customers that is not available publicly. The Company does not believe it has in any way violated any provisions of Chapter 304 and intends to so argue before the MPUC.

In its September 2, 1998 Order in Docket No. 98-138 authorizing the formation of EA, the Commission allowed the Company and EA to share the services of certain employees under certain conditions on the ground that such sharing was in the public interest and would not have any anti-competitive effect on the retail market for electricity. WPS claims that the sharing does not conform to the conditions set forth in the Order and that, in any event, the Commission should now find such sharing not in the public interest, thereby amending its original September 2, 1998 Order.

The Complaint and Petition to Amend the September 2, 1998 Order, in addition to requesting a prohibition on the sharing of certain employees, also seeks a formal investigation of the Complaint, penalties for any violations of the Commission's rules and certain specific relief for violations of Chapter 304.

The Company believes the Complaint and Petitions are completely without merit and are motivated by EA's recent competitive successes against WPS in the local retail electricity market. The Company intends to vigorously contest the matter at the MPUC, but cannot predict the outcome of this proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE PUBLIC SERVICE COMPANY

(Registrant)

Date: November 13, 2000 By: /s/ Larry E. LaPlante

Larry E. LaPlante

Vice President, Treasurer and

Chief Financial Officer