Form 10-K
period 2000-12-31
MAINE PUBLIC SERVICE CO
filed 2001-03-09
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SEC. 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File No. 1-3429

Maine Public Service Company

(Exact name of registrant as specified in its charter)

Maine

(State or other jurisdiction of incorporation or organization)

01-0113635

(I.R.S. Employer Identification No.)

209 State Street, Presque Isle, Maine

(Address of principal executive offices)

04769

(Zip Code)

Registrant's telephone number, including area code: 207-768-5811

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $7.00 par value

Name of each exchange on which registered: American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ X__ . No____ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates at March 9, 2001: $38,933,235.

The number of shares outstanding of each of the issuer's classes of common stock as of March 9, 2001.

Common Stock, $7.00 par value - 1,573,060 shares

DOCUMENTS INCORPORATED BY REFERENCE

1. The Company's 2000 Annual Report to Stockholders is incorporated by reference into Parts I, II and IV.

2. The Company's definitive proxy statement, to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2000, which is the end of the fiscal year covered by this report, is incorporated by reference into Part III.

(Page 1 of 15 pages)

MAINE PUBLIC SERVICE COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2000

TABLE OF CONTENTS

Pages

PART I

Item 1. Business

General 3

Financial Information about Foreign and Domestic Operations 4

Regulation and Rates 5

Franchises and Competition 5

Employees 5

Subsidiaries and Affiliated Companies 5

Item 2. Properties 6

Item 3. Legal Proceedings 6

Item 4. Submission of Matters to a Vote of Security Holders 7

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters 7

Item 6. Selected Financial Data 8

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations 8

Item 7a. Quantitative and Qualitative Disclosures About Market Risk 9

Item 8. Financial Statements and Supplementary Data 9

Item 9. Changes In and Disagreements with Accountants 9

PART III

Item 10. Directors and Executive Officers of the Registrant 9

Item 11. Executive Compensation 11

Item 12. Security Ownership of Certain Beneficial Owners and Management 11

Item 13. Certain Relationships and Related Transactions 11

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 11

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

The Company, until the generating assets were sold on June 8, 1999, produced electric energy, and currently engages in the transmission and distribution of electric energy to retail and, until March 1, 2000, wholesale customers in all of Aroostook County and a small portion of Penobscot County in northern Maine. Geographically, the service territory is approximately 120 miles long and 30 miles wide, with a population of approximately 77,000. The service area of the Company includes one of the most important potato growing and processing sections in the United States. In addition, the area produces wood products, principally lumber, as well as pulp wood and wood chips for paper manufacturing. From January 1, 2000 to February 29, 2000, the Company and EA (wholesale only) required 140,346 MWH's to service all customers. On March 1, 2000, customers in the Company's service territory began purchasing energy from suppliers other than the Company, either from competitive electricity providers or, if they are unable or did not wish to choose a competitive supplier, the Standard Offer Service (SOS), marking the beginning of retail competition in Maine.

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

See Item 1, "Regulation and Rates", below for further discussion of Maine's electric utility deregulation law and the sale of the Company's generating assets.

EA participated in the wholesale power market during 1999 and until March 1, 2000, when it began selling energy in the competitive retail electricity market in Maine. EA serves approximately 525,000 residential and small commercial, as well as several large industrial customers in Central Maine Power's (CMP) territory. In the Company's service territory, EA provided 20% of the medium non-residential SOS from March 1, 2000 until February 28, 2001 and continues to serve customers in that and other classes on a competitive basis. EA sells power throughout Maine via an exclusive wholesale supply contract, which supplied a total of 3,552,892 MWH's from March 1, 2000 to December 31, 2001, including 2,750,719 MWH's for SOS, which are not reported as purchased power because SOS activity is recorded on a net basis.

As of June 4, 1984, the Company entered into a Power Purchase Agreement (PPA) with Sherman Power Company, which assigned its interest in the Agreement to Wheelabrator-Sherman Energy Company (W-S), formerly Signal-Sherman Energy Company, (a cogenerator), for 17.6 MW of capacity which began July, 1986. The original contract was scheduled to expire in 2001. The Company and W-S agreed to amend the PPA. Under the terms of this amendment, W-S agreed to reductions in the price of purchased power of approximately $10 million over the PPA's current term. The Company and W-S have agreed to renew the PPA for an additional six years at agreed-upon prices. The Company made an up-front payment to W-S of $8.7 million on May 29, 1998, with the financing provided by the Finance Authority of Maine (FAME). This payment has been reflected as a regulatory asset and, based on an MPUC order, will be included in stranded costs and recovered in the rates of the transmission and distribution utility, beginning January 1, 2001. The amended PPA helped relieve the financial pressure caused by the closure of Maine Yankee in 1997 as well as the need for substantial increases in its retail rates, and is therefore in the best interests of the Company, its customers and shareholders. Beginning on March 1, 2000, WPS Energy Services began taking delivery of W-S output and reimbursing the Company for the market rate. The Company records the above-market cost of the W-S contract as stranded costs.

Form 10-K

PART I

Item 1. Business - Continued

Financial Information about Foreign and Domestic Operations

(In Thousands of U.S. Dollars)

	2000	1999	1998
Revenues from Unaffiliated Customers:
Parent-United States	37,443	58,677	55,958
Subsidiary-United States	38,021	8,429	-
Subsidiary - U.S. - SOS Margin	2,774	-	-
Total Domestic	78,238	67,106	55,958
Subsidiary-Canada	-	350	669
Intercompany Revenues:
Parent-United States	-	323	644
Subsidiary-United States	70	311	-
Total Domestic	70	634	644
Subsidiary-Canada	-	1,027	1,748
Operating Income (Loss):
Parent-United States	1,711	7,143	5,785
Subsidiary-United States	5,514	(76)	-
Total Domestic	7,225	6,973	5,785
Subsidiary-Canada	86	104	380
Net Income (Loss)
Parent-United States	3,354	3,811	1,886
Subsidiary-United States	1,688	(354)	-
Total Domestic	5,042	3,457	1,886
Subsidiary-Canada	259	549	367
Identifiable Assets:
Parent-United States	143,828	160,782	157,476
Subsidiary-United States	6,385	1,445	-
Total Domestic	150,213	162,227	157,476
Subsidiary-Canada	756	9,321	6,820

The identifiable assets, by company, are those assets used in each company's operations, excluding intercompany receivables and investments.

Form 10-K

PART I

Item 1. Business - Continued

Regulation and Rates

The information with respect to regulation and rates is presented in Exhibit 13, 2000 Annual Report to Stockholders, Note 11 to the Consolidated Financial Statements, "Commitments, Contingencies and Regulatory Matters", which information is incorporated herein by reference.

Franchises and Competition

Except for consumers served at retail by the Company's wholesale customers, the Company has practically an exclusive franchise to deliver electric energy in the Company's service area. For additional information on changes to the structure of the electric utility industry in Maine and the generating asset sale, see Exhibit 13, 2000 Annual Report to Stockholders, Note 11 to the Consolidated Financial Statements, "Commitments, Contingencies and Regulatory Matters", incorporated herein by reference.

Employees

The information with respect to employees is presented in Exhibit 13, 2000 Annual Report to Stockholders, page 13, "Employees", which information is incorporated herein by reference.

Subsidiaries and Affiliated Companies

The Company owns 100% of the Common Stock of Maine and New Brunswick Electrical Power Company, Limited (the Canadian Subsidiary). The Canadian Subsidiary owned and operated the Tinker Station located in the Province of New Brunswick, Canada prior to its sale on June 8, 1999.

On August 24, 1998, the MPUC approved the formation of the Company's unregulated subsidiary, Energy Atlantic, LLC (EA). EA began formal operations on January 1, 1999, performing various non-core activities, such as wholesale marketing of electric power and the sales of energy-related products and services. EA began retail sales activity on March 1, 2000, the start of retail competition in Maine. As a start-up unregulated subsidiary, the Board of Directors and the MPUC limited the capital contributions to a maximum of $2 million.

The Company owns 5% of the Common Stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant. The Plant experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the Nuclear Regulatory Commission (NRC) was due to expire on October 21, 2008. For further information regarding Maine Yankee and its deregulation progress, see Exhibit 13, 2000 Annual Report to Stockholders, Note 11 to the Consolidated Financial Statements, "Commitments, Contingencies and Regulatory Matters", incorporated herein by reference.

The Company also owns 7.49% of the Common Stock of Maine Electric Power Company, Inc. (MEPCO). MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long which connects the New Brunswick Power (NB Power) system with the New England Power Pool.

5Form 10-K

PART I

Item 2. Properties

The Company owned and operated electric generating facilities consisting of: oil-fired steam units with a total capability of 23,000 kilowatts, diesel generation totaling 12,300 kilowatts, and hydro-electric facilities of 2,300 kilowatts. The Canadian Subsidiary owned and operated a hydro-electric plant of 33,500 kilowatts and a small diesel unit with 1,000 kilowatt capacity. As discussed in Exhibit 13, 2000 Annual Report to Stockholders, Note 11 to the Consolidated Financial Statements, "Commitments, Contingencies and Regulatory Matters", incorporated herein by reference, the Company sold its generating assets on June 8, 1999 in accordance with the State's electric deregulation law.

As of December 31, 2000, the Company and Subsidiary had approximately 392 pole miles of transmission lines and the Company owned approximately 1,737 miles of distribution lines.

The Company was a part-owner of a 600,000 kilowatt oil-fired steam unit built by Central Maine Power Company at its Wyman Station in Yarmouth, Maine. The Company's share of that unit was 3.3455%, or approximately 20,000 kilowatts, and was included in the generating asset sale on June 8, 1999, as more fully described in Exhibit 13, 2000 Annual Report to Stockholders, Note 11 to the Consolidated Financial Statements, "Commitments, Contingencies and Regulatory Matters", incorporated herein by reference.

Substantially all of the properties owned by the Company are subject to the liens of the First and Second Mortgage Indentures and Deeds of Trust.

Item 3. Legal Proceedings

(a) WPS Energy Services, Inc., Complaint against Maine Public Service Company, and Petition to Alter or Amend the MPUC's Order Authorizing the Formation of Energy Atlantic, LLC, MPUC Docket Nos. 98-138 and 00-894

On October 30, 2000, WPS Energy Services (WPS), a Competitive Electricity Provider (CEP) offering retail sales of electricity in the Company's service territory, filed a Complaint (Docket No. 00-894) against the Company as well as a Petition to Alter or Amend the MPUC's September 2, 1998 Order in Docket No. 98-138.

The Complaint alleges that the Company has violated various provisions of Chapter 304 of the MPUC's Regulations governing relations between the Company and all CEPs, including the Company's own marketing subsidiary, Energy Atlantic, LLC (EA). According to the Complaint, various of the Company's employees have engaged in conduct that either awards EA a competitive advantage over other CEPs or has burdened WPS with an unfair disadvantage relative to EA. These allegations include such practices as denying WPS information made available to EA, or providing EA with information about WPS's customers that is not available publicly. The Company does not believe it has in any way violated any provisions of Chapter 304 and has so argued to the MPUC.

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

Form 10-K

PART I

Item 3. Legal Proceedings - Continued

The Company believes the Complaint and Petition are completely without merit and are motivated by EA's recent competitive successes against WPS in the local retail electricity market. The Company intends to vigorously contest the matter at the MPUC, but cannot predict the outcome of this proceeding.

(b) Maine Public Utilities Commission, Inquiry Into Bulk Power System Administration and Settlement System in Northern Maine, MPUC Docket No. 98-929.

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

Item 4. Submission of Matters To a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on May 9, 2000 the only matter voted upon was the uncontested election of the following directors to serve until the 2002 Annual Meeting of Stockholders, each of whom received the votes shown:

Nominee	For	Against	Non-votes and Abstentions
Robert E. Anderson	1,471,324	9,818	126,108
Nathan L. Grass	1,471,690	9,452	126,108
J. Paul Levesque	1,470,974	10,168	126,108

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is listed and traded on the American Stock Exchange. As of December 31, 2000, there were 1,075 holders of record of the Company's Common Stock.

Form 10-K

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Continued

Dividend data and market price related to the Common Stock are tabulated as follows for the two most recent calendar years:

	Market Price		Dividends Paid	Dividends Declared
	High	Low	Per Share	Per Share
2000
First Quarter	$18	$16	$.30	$30
Second Quarter	$20.75	$17.38	.30	.30
Third Quarter	$25.60	$20.25	.30	.32
Fourth Quarter	$27.13	$23.75	.32	.32
Total Dividends			$1.22	$1.24
1999
First Quarter	$16-1/8	$13-1/8	$.25	$.25
Second Quarter	$17-7/8	$12-7/8	.25	.25
Third Quarter	$19-1/8	$17-7/16	.25	.30
Fourth Quarter	$19	$16-1/2	.30	.30
Total Dividends			$1.05	$1.10

Dividends declared within the quarter are paid on the first day of the succeeding quarter.

See Exhibit 13, 2000 Annual Report to Stockholders, Note 7 to the Consolidated Financial Statements, "Common Shareholders' Equity", incorporated herein by reference, concerning restrictions on payment of dividends on Common Stock.

Item 6. Selected Financial Data

A five-year summary of selected financial data (1996-2000) is included on page 16 of Exhibit 13, 2000 Annual Report to Stockholders, which summary is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required to be furnished in response to this Item is submitted as pages 5 to 15, Exhibit 13, 2000 Annual Report to Shareholders, which pages are hereby incorporated herein by reference. Information regarding "Construction" is also furnished in Note 11 to the Consolidated Financial Statements, "Commitments, Contingencies and Regulatory Matters", of the Notes to the Consolidated Financial Statements, pages 31 to 36 of Exhibit 13, 2000 Annual Report to Stockholders, which pages are hereby incorporated herein by reference.

Form 10-K

PART II

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with three variable rate debt issues of the regulated business as of December 31, 2000 for purposes other than trading. Two of these issues, $9 million of tax-exempt bonds, issued on the Company's behalf by the Maine Public Utility Financing Bank (MPUFB) on October 19, 2000, Public Utility Revenue Bonds, 2000 Series and $11,540,000 of Taxable Electric Rate Stabilization Revenue Notes issued on May 29, 1998 by the Finance Authority of Maine on behalf of the Company, are discussed in detail in Exhibit 13, the Company's 2000 Annual Report, in Note 9 to the Consolidated Financial Statements, "Long-Term Debt", and is hereby incorporated by reference. The third variable rate debt issue, Public Utility Refunding Revenue Bonds, 1996 Series, was issued by the MPUFB on behalf of the Company in 1996, with $13.6 million outstanding as of December 31, 2000. As discussed in Note 9 incorporated above, the Company purchased interest rate caps for each of these issues.

(b) The Company's unregulated marketing subsidiary, Energy Atlantic, LLC (EA) is engaged in retail and wholesale energy transactions for purposes other than trading. This activity exposes EA to a number of risks such as market liquidity, deliverability and credit risk. EA seeks to assure that risks are identified, evaluated and actively managed.

Item 8. Financial Statements and Supplementary Data

(a) The following financial statements and supplementary data are included in Exhibit 13, the Company's 2000 Annual Report to Stockholders on pages 17 through 37, and are incorporated herein by reference:

Report of Independent Accountants.

Statements of Consolidated Income for the years ended December 31, 2000, 1999 and 1999.

Statements of Consolidated Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Consolidated Balance Sheets as of December 31, 2000 and 1999.

Statements of Consolidated Common Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Capitalization as of December 31, 2000 and 1999.

Notes to Consolidated Financial Statements.

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information with regard to the Directors of the registrant is set forth in the proxy statement of the registrant relating to its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference. Certain information regarding executive officers is set forth below and also in the proxy statement of the registrant relating to the 2000

Form 10-K

PART III

Item 10. Directors and Executive Officers of the Registrant - Continued

Annual Meeting of Stockholders, under "Compliance with Section 16(a) of the Securities and Exchange Act of 1934", which information is incorporated by reference.

Executive Officers

The executive officers of the registrant are as follows:

Name		Age	Office Continuously Held Since
Paul R. Cariani	President and Chief Executive Officer	60	6/1/94
Larry E. LaPlante	Vice President, Treasurer and Chief	49	6/1/99
	Financial Officer
Stephen A. Johnson	Vice President and General Counsel	53	3/2/01
William L. Cyr	Vice President, Power Delivery	41	6/1/00
Michael A. Thibodeau	Vice President, Human Resources	44	12/1/00

Paul R. Cariani has been an employee of the Company since November 1, 1977, starting as an Assistant to the Treasurer. In May 1978, he was appointed Assistant Treasurer until his election as Treasurer, Secretary and Clerk, on March 1, 1983. In May 1985, he was elected Vice President, Finance and Treasurer effective June 1, 1985. On February 25, 1992, Mr. Cariani was elected a Director of the Company to fill an existing vacancy on the Board. On May 11, 1993, he was elected Executive Vice President, Chief Financial Officer and Treasurer, effective June 1, 1993. Effective June 1, 1994, he was elected President and CEO, replacing the retiring G. Melvin Hovey. Mr. Hovey remains Chairman of the Board of Directors.

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

Stephen A. Johnson was elected to the position of Vice President and General Counsel, effective March 2, 2001. Mr. Johnson also continues in his capacity as Secretary and Clerk of the Company, a position he has held since June 1, 1985. Mr. Johnson was appointed General Counsel of the Company on March 5, 1985. On September 1, 1988, he was elected Vice President of Administration and General Counsel, a position he held until his election as Vice President, Customer Service and General Counsel. Effective June 1, 1990, he was elected to Vice President, Customer Service and General Counsel. On June 1, 1999, he was elected Vice President, Energy Atlantic and General Counsel. Prior to joining the Company, Mr. Johnson was the General Counsel of the Maine Office of the Public Advocate from 1983 to 1985 and prior to that was a Staff Attorney of the Maine Public Utilities Commission.

William L. Cyr was elected to the position of Vice President, Power Delivery effective June 1, 2000, replacing the retiring Frederick C. Bustard. He has been a full-time employee of the Company since July 1, 1982 in various engineering capacities until his appointment to Assistant Vice President, Power Delivery, effective June 1, 1999.

Form 10-K

PART III

Item 10. Directors and Executive Officers of the Registrant - Continued

Michael A. Thibodeau was elected to the position of Vice President, Human Resources effective December 1, 2000. He has been an employee of the Company since August 3, 1981, serving in various accounting and finance capacities. He served as Assistant Treasurer from June 1, 1986 until his appointment to Assistant Vice President, Administration effective April 1, 1991. Effective April 1, 1996, he was appointed Assistant Vice President, Human Resources.

Each executive office is a full-time position and has been the principal occupation of each officer since first elected. All officers were elected to serve until the next annual election of officers and until their successors shall have been duly chosen and qualified. The next annual election of officers will be on May 8, 2001.

There are no family relationships among the executive officers.

Item 11. Executive Compensation

Information for this item is set forth in the proxy statement of the registrant relating to its 2001 Annual Meeting of Stockholders, which information (with the exception of the "Board Executive Compensation Committee Report") is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information for this item is set forth in the proxy statement of the registrant relating to its 2001 Annual Meeting of Stockholders, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

Report of Independent Accountants

Incorporated by reference into Part II of this report from pages 18 through 37 of the 2000 Annual Report to Stockholders:

Statements of Consolidated Income for years ended December 31, 2000, 1999 and 1998

Statements of Consolidated Cash Flows for the years ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets as of December 31, 2000 and 1999

Statements of Consolidated Common Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Capitalization as of December 31, 2000 and 1999

Notes to Consolidated Financial Statements

Form 10-K

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(2) Financial Statement Schedules

Included in Part IV of this report:

Page

Report of Independent Accountants 14

Schedule II - Valuation of Qualifying Accounts and Reserves 15

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

Exhibits for Maine Public Service Company are listed in the Index to Exhibits E-1 to E-6

(b) A Form 8-K was filed on: February 8, 2000, under item 5, Other Events.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 9th of March, 2001.

MAINE PUBLIC SERVICE COMPANY

By: /s/ Kurt A. Tornquist

Kurt A. Tornquist

Controller, Assistant Secretary and Assistant Treasurer

Form 10-K

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ G. Melvin Hovey	Chairman of the Board and Director	3/2/01
(G. Melvin Hovey)

/s/ Paul R. Cariani	President and Director	3/5/01
(Paul R. Cariani)

/s/ Robert E. Anderson	Director	3/2/01
(Robert E. Anderson)

/s/ Donald F. Collins	Director	3/2/01
(Donald F. Collins)

/s/ D. James Daigle	Director	3/2/01
(D. James Daigle)

/s/ Richard G. Daigle	Director	3/2/01
(Richard G. Daigle)

s/ J. Gregory Freeman	Director	3/2/01
(J. Gregory Freeman)

/s/ Deborah L. Gallant	Director	3/2/01
(Deborah L. Gallant)

/s/ Nathan L. Grass	Director	3/2/01
(Nathan L. Grass)

/s/ J. Paul Levesque	Director	3/2/01
(J. Paul Levesque)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of

Maine Public Service Company

Our audits of the consolidated financial statements referred to in our report dated February 9, 2001 appearing on page 17 of the 2000 Annual Report to Shareholders of Maine Public Service Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Portland, Maine

February 9, 2001, except for Note 3 for which the date is March 7, 2001

Maine Public Service Company & Subsidiary

Valuation of Qualifying Accounts & Reserves

For the Years Ended December 31, 2000, 1999 and 1998

		Additions		Deductions
	Balance		Recoveries	Accounts	Balance
	at	Costs	of Accounts	Written Off	at
	Beginning	&	Previously	As	End of
Description	of Period	Expenses	Written Off	Uncollectible	Period

Reserve Deducted From Asset To Which It Applies:
Allowance for Uncollectible Accounts

2000	215,000	352,739	102,444	335,493	334,690

1999	215,000	171,323	119,690	291,013	215,000

1998	215,000	181,360	129,022	310,382	215,000

Form 10-K

INDEX TO EXHIBITS

Certain of the following exhibits are filed herewith. Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference. (* indicates filed herewith)

3(a) Restated Articles of Incorporation with all amendments through May 8, 1990. (Exhibit 3(a) to 1990 form 10-K)

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

*4(w) Twentieth Supplemental Indenture, Dated October 1, 2000.

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

10(m) Employment Contract between Frederick C. Bustard and Maine Public Service Company dated August 22, 1989. (Exhibit 10(h) to 1989 Form 10-K)

10(n) Employment Contract between Paul R. Cariani and Maine Public Service Company dated November 5, 1999. (Exhibit 10(n) to 1999 Form 10-K)

10(o) Employment Contract between Stephen A. Johnson and Maine Public Service Company dated November 5, 1999. (Exhibit 10(o) to 1999 Form 10-K)

10(p) Employment Contract between Larry E. LaPlante and Maine Public Service Company, dated November 5, 1999. (Exhibit 10(p) to 1999 Form 10-K)

10(q) Employment Contract between William L. Cyr and Maine Public Service Company, dated November 5, 1999. (Exhibit 10(q) to 1999 Form 10-K)

*10(r) Employment Contract between Michael A. Thibodeau and Maine Public Service Company, dated December 11, 2000.

10(s) Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(s) to 1992 Form 10-K)

10(t) Maine Public Service Company Pension Plan. (Exhibit 10(t) to 1992 Form 10-K)

10(u) Maine Public Service Company Retirement Savings Plan. (Exhibit 10(u) to 1992 Form 10-K)

10(v) Third Supplemental Indenture Dated as of June 1, 1996. (Exhibit 10(t) to 1996 Form 10-K)

10(w) Amendment No. 3, dated as of October 8, 1995, to the Revolving Credit Agreement, dated as of October 7, 1987, among the Registrant and The Bank of New York, Shawmut Bank of Boston, Fleet Bank of Maine, and The Bank of New York, an agent for the participating Banks. (Exhibit 10(u) to 1996 Form 10-K)

10(x) Fourth Supplemental Indenture dated May 1, 1998. (Exhibit 10(v) to the Company's 1998 Form 10-K)

*10(y) Fifth Supplemental Indenture dated October 1, 2000.

10(z) Agreement between WPS Power Development, Inc. and Maine Public Service Company, dated July 7, 1998. (Exhibit 10(w) to the Company's 1998 Form 10-K)

10(aa) Agreement between Wheelabrator-Sherman Energy Company and Maine Public Service Company, dated October 15, 1997, with amendments dated January 30, 1998 and April 28, 1998. (Exhibit 10(x) to the Company's 1998 Form 10-K)

10(ab) Agreement between Loring Development Authority of Maine and Maine Public Service Company, dated July 9, 1998. (Exhibit 10(y) to the Company's 1998 Form 10-K)

*10(ac) Wholesale Power Sales Agreement between Energy Atlantic, LLC and Engage Energy US, L.P., dated December 9, 1999, with amendments dated March 10, 2000 and August 1, 2000 and addendums dated December 14, 1999 and December 1, 2000

11 Not applicable.

12 Not applicable.

*13 2000 Annual Report to Stockholders

16 March 8, 1996 Letter regarding change in certifying accountant from Deloitte & Touche LLP. (Exhibit 16 to the Company's 1996 Form 10-K)

18 Not applicable.E-4

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

99(q) Order of Maine Public Utilities Commission dated February 20, 1998 in Docket 97-670 (Divestiture of Generation Assets). (Exhibit 99(q) to the Company's 1998 Form 10-K)

99(r) Order of Maine Public Utilities Commission dated September 21, 1998 in Docket 98-138 (Formation of marketing affiliate). (Exhibit 99(r) to the Company's 1998 Form 10-K)

99(s) Order of Maine Public Utilities Commission dated December 15, 1998 in Docket 98-865 (Annual Increase Under Rate Stabilization Plan). (Exhibit 99(s) to the Company's 1998 Form 10-K)

99(t) Report of Synapse Energy Economics regarding competition and market power in the northern Maine market for the Maine Public Utilities Commission for Docket 97-586. (Exhibit 99(t) to the Company's 1998 Form 10-K)

99(u) Final Report of the MPUC and the Maine Attorney General regarding market power issues raised by the prospect of retail competition in the electric indus- try in Docket 97-877. (Exhibit 99(u) to the Company's 1998 Form 10-K)

99(v) Order of the Federal Energy Regulatory Commission dated December 22, 1998 in Docket No. ER95-836-000. (Exhibit 99(v) to the Company's 1998 Form 10-K)

99(w) Order of Maine Public Utilities Commission dated April 5, 1999 in Docket 98-584(Generating Asset Sale Approval). (Exhibit 99(w) to 1999 Form 10-K)

99(x) Order of the Federal Energy Regulatory Commission dated April 14, 1999 in Docket EC 99-29-000 (Generating Asset Sale Approval). (Exhibit 99(x) to 1999 Form 10-K)

99(y) Order of the Federal Energy Regulatory Commission dated November 15, 1999 in Docket ER 99-4225-000 (Independent System Administrator). (Exhibit 99(y) to 1999 Form 10-K)

99(z) Order of Maine Public Utilities Commission dated December 1, 1999 in Docket 98-577 (Stipulation Approval). (Exhibit 99(z) to 1999 Form 10-K)

99(aa) Order of Maine Public Utilities Commission dated December 3, 1999 in Docket 99-111 (Energy Atlantic as Central Maine Power Standard Offer Provider). (Exhibit 99(aa) to 1999 Form 10-K)

99(ab) Order of Maine Public Utilities Commission dated February 17, 2000 in Docket 98-577 (Order Approving Phase II Stipulation). (Exhibit 99(ab) to 1999 Form 10-K)

*99(ac) Order of the Federal Energy Regulatory Commission dated August 14, 2000 in Dockets ER00-1053-000 and ER00-1053-002

*99(ad) Order of the Maine Public Utilities Commission dated November 17, 1999 in Docket 99-610 (Reduction in Capital).

*99(ae) Order of the Maine Public Utilities Commission dated August 11, 2000 in Docket 99-185 (Stipulation Approval).

*99(af) Agreement between the Maine Public Utilities Commission, the Company, Central Maine Power Company and Bangor Hydro-Electric Company dated January 10, 2001 regarding Maine Yankee Power Costs.

Exhibit 4(w)

THIS INSTRUMENT GRANTS A SECURITY INTEREST

BY A TRANSMITTING UTILITY

THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS

MAINE PUBLIC SERVICE COMPANY

TO

U.S. BANK TRUST

NATIONAL ASSOCIATION

Trustee

TWENTIETH SUPPLEMENTAL INDENTURE

Dated as of October 1, 2000

Supplementing and Modifying Indenture of Mortgage and

Deed of Trust dated as of October 1, 1945

and

Relating to an Issue of Mortgage and

Collateral Trust Bonds, Series due 2025

This is a Security Agreement granting a Security Interest

in Personal Property, Including Personal Property affixed to

Realty as well as a Mortgage

upon Real Estate and other Property.

THIS TWENTIETH SUPPLEMENTAL INDENTURE (hereinafter called the "Twentieth Supplemental Indenture"), dated as of October 1, 2000, made by MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter called the "Company"), party of the first part, and U.S. BANK TRUST NATIONAL ASSOCIATION (formerly known as First Trust National Association, as successor to Continental Bank, National Association (formerly, Continental Illinois National Bank and Trust Company of Chicago)), a national banking association duly organized and existing under the laws of the United States of America, and having its principal place of business in the City of Chicago, State of Illinois (hereinafter called the "Trustee"), party of the second part.

WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture of Mortgage and Deed of Trust, dated as of October 1, 1945 (hereinafter called the "Original Indenture"), to secure the payment of principal and interest on, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds") to be designated generally as its "First Mortgage and Collateral Trust Bonds", and to be issued in one or more series as provided in the Original Indenture, pursuant to which the Company provided for the creation of an initial series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 2 7/8% Series due 1975" (herein sometimes called "Bonds of the 1975 Series"); and

WHEREAS, the Company has heretofore executed and delivered to the Trustee a First Supplemental Indenture, dated as of September 1, 1950, pursuant to which the Company provided for the creation of a second series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 3% Series due 1980" (herein sometimes called "Bonds of the 1980 Series"), a Second Supplemental Indenture, dated as of February 1, 1955, pursuant to which the Company provided for the creation of a third series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 3.35% Series due 1985" (herein sometimes called "Bonds of the 1985 Series"), a Third Supplemental Indenture, dated as of September 1, 1960, pursuant to which the Company provided for the creation of a fourth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 5 1/2% Series due 1990" (herein sometimes called "Bonds of the 1990 Series"), a Fourth Supplemental Indenture, dated as of January 1, 1965, pursuant to which the Company provided for the creation of a fifth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 4 3/4% Series due 1995" (herein sometimes called "Bonds of the 1995 Series"), a Fifth Supplemental Indenture, dated as of May 1, 1968, pursuant to which the Company provided for the creation of a sixth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 7 1/8% Series due 1998" (herein sometimes called "Bonds of the 1998 Series"), a Sixth Supplemental Indenture, dated as of March 1, 1973, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of a seventh series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 7.95% Series due 2003" (herein sometimes called "Bonds of the 2003 Series"), a Seventh Supplemental Indenture, dated as of September 1, 1975, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of an eighth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 10 5/8% Series due 1995" (herein sometimes called "Bonds of the Second 1995 Series"), an Eighth Supplemental Indenture, dated as of January 1, 1977, pursuant to which the Company supplemented the Original Indenture, a Ninth Supplemental Indenture, dated as of March 1, 1978, pursuant to which the Company supplemented and modified the Original Indenture, a Tenth Supplemental Indenture, dated as of October 1, 1979, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a ninth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 10 1/4% Series due 2004" (herein sometimes called "Bonds of the 2004 Series"), an Eleventh Supplemental Indenture, dated as of January 15, 1983, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a tenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 13 7/8% Series due 1992" (herein sometimes called "Bonds of the 1992 Series"), a Twelfth Supplemental Indenture, dated as of July 1, 1984, pursuant to which the Company supplemented the Original Indenture and provided for the creation of an eleventh series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 16.30% Series due 1989" (herein sometimes called "Bonds of the 1989 Series"), a Thirteenth Supplemental Indenture, dated as of July 1, 1984, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a twelfth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Floating Rate Series A due 1985" (herein sometimes called "Bonds of the Series A due 1985"), a Fourteenth Supplemental Indenture, dated as of July 1, 1985, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a thirteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Floating Rate Series B due 1986" (herein sometimes called "Bonds of the Series B due 1986"), a Fifteenth Supplemental Indenture, dated as of March 1, 1986, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a fourteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 11% Series due 1996" (herein sometimes called "Bonds of the 1996 Series"), a Sixteenth Supplemental Indenture, dated as of September 1, 1991, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a fifteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, 9.775% Series due 2011" (herein sometimes called "Bonds of the 2011 Series"), a Seventeenth Supplemental Indenture, dated as of April 1, 1997, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a sixteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Series due 2005" (herein sometimes called "Bonds of the 2005 Series"), an Eighteenth Supplemental Indenture, dated as of April 1, 1998, pursuant to which the Company supplemented the Original Indenture and provided for the creation of a seventeenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Series due 1999" (herein sometimes called "Bonds of the 1999 Series"), a Nineteenth Supplemental Indenture, dated as of May 1, 1998, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of an eighteenth series of Bonds designated as "First Mortgage and Collateral Trust Bonds, Series due 2008" (herein sometimes called "Bonds of the 2008 Series"); and

WHEREAS, pursuant to the Original Indenture, as so supplemented and modified, there have been executed, authenticated and delivered and there are now outstanding First Mortgage and Collateral Trust Bonds of series and in principal amounts as follows:

	Issued	Outstanding
Bonds of the 2003 Series	$ 2,500,000	$1,850,000
Bonds of the 2005 Series	$11,000,000	$6,000,000
Bonds of the 2008 Series	$ 4,000,000	$4,000,000

which constitute the only Bonds outstanding under the Original Indenture, as so supplemented and modified; and

WHEREAS, the Company now desires to create a new series of Bonds to be designated First Mortgage and Collateral Trust Bonds, Series due 2025 (herein sometimes called the "Bonds of the 2025 Series"), and the Original Indenture provides that each series of Bonds (except the Bonds of the 1975 Series) shall be created by an indenture supplemental to the Original Indenture; and

WHEREAS, the Original Indenture further provides that all property of the character specifically described in the Original Indenture, and all improvements, extensions, betterments or additions to the property specifically described in the Original Indenture, constructed or acquired after the date of the execution and delivery of the Original Indenture, shall be and become subject to the lien of the Original Indenture, and that the Company shall from time to time execute, acknowledge and deliver any and all such further assurances, conveyances, mortgages or assignments of such property as may be required by the terms and provisions of the Original Indenture, or as the Trustee under the Original Indenture may require, and the Company now desires to subject to the lien of the Original Indenture certain additional properties which it has constructed or acquired since the date of execution and delivery of the Nineteenth Supplemental Indenture; and

WHEREAS, all acts and proceedings required by law and by the charter and by-laws of the Company necessary to make the Bonds of the 2025 Series to be initially issued when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the Company, and to constitute the Original Indenture, as heretofore supplemented and modified and as supplemented and modified by this Twentieth Supplemental Indenture, a valid and binding mortgage and deed of trust for the security of the Bonds, in accordance with the terms of the Original Indenture, as so supplemented and modified, and the terms of the Bonds, have been done and taken; and the execution and delivery of this Twentieth Supplemental Indenture and the issue of the Bonds of the 2025 Series to be initially issued have been in all respects duly authorized;

NOW, THEREFORE, for the purposes aforesaid and in pursuance of the terms and provisions of the Original Indenture, the Company has executed and delivered this Twentieth Supplemental Indenture (the Original Indenture, as supplemented by the First, Second, Third, Fourth, Fifth, Eighth, Tenth, Eleventh, Twelfth, Thirteenth, Fourteenth, Fifteenth and Sixteenth Supplemental Indentures, as supplemented and modified by the Sixth, Seventh, Ninth, Seventeenth, Eighteenth and Nineteenth Supplemental Indentures and as supplemented and modified by this Twentieth Supplemental Indenture and any and all supplemental indentures hereafter entered into between the Company and the Trustee in accordance with the provisions of the Original Indenture, as supplemented and modified, being herein sometimes called the "Indenture"), and in consideration of the sum of One Dollar ($1.00) to the Company duly paid by the Trustee at or before the ensealing and delivery hereof, and for other good and valuable considerations, the receipt whereof is hereby acknowledged, the Company hereby covenants to and with the Trustee and its successors in the trust under the Original Indenture, as supplemented and modified, as follows:

ARTICLE 1

Schedule of Mortgaged Property.

Section 1.01. In order to further secure the payment of the principal of, premium, if any, and interest on, all Bonds at any time issued and outstanding under the Indenture, according to their tenor, purport and effect, and further to secure the performance and observance of all the covenants and conditions in said Bonds and in the Original Indenture, as supplemented and modified, and in this Twentieth Supplemental Indenture contained, for the considerations above expressed, and for and in consideration of the mutual covenants herein contained and of the purchase and acceptance of the Bonds by holders thereof, the Company has executed and delivered this Twentieth Supplemental Indenture and by these presents does grant, bargain, sell, alien, remise, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto U.S. Bank Trust National Association, as Trustee under the Indenture, and to its assigns forever, all property, real, personal or mixed, acquired since the execution and delivery of the Nineteenth Supplemental Indenture which by the terms of the Original Indenture, as supplemented and modified, is subject or is intended to be subject to the lien of the Indenture, including, without limiting the generality of the foregoing, the following described property:

CLAUSE I

PART I

AROOSTOOK COUNTY, MAINE

HOULTON TO ISLAND FALLS LINE

PARCEL I: A certain parcel of land, being part of Lot Forty-Two (42) in the Town of Oakfield, County of Aroostook and State of Maine, being more particularly described as follows:

Commencing at the northwest corner of the lot conveyed to Maine Public Service Company by Guy B. Chambers and Eda H. Chambers and described in Book 551, Page 213 of the Southern Aroostook Registry of Deeds, said point being on the south line of the property conveyed to Gregory B. Nevers by Lynn M. Nevers by Deed dated January 9 1998 and recorded in Vol. 3097, Page 307 of said Registry; thence westerly on a course bearing North Sixty-Eight Degrees Six Minutes Eight Seconds West (N68 degrees 06' 08" W) along the south line of Nevers for a distance of ninety-seven and ninety-eight hundredths (97.98) feet to a 5/8" rebar driven into the ground at the southwest corner of said Gregory B. Nevers parcel described in Vol. 3097, Page 307 of said Registry; thence northerly on the west line of Nevers on a course bearing North Twenty-One Degrees Fifty-Seven Minutes Thirty-Six Seconds East (N 21 degrees 57' 36" E) for a distance of twenty and no-hundredths (20.00) feet to a point; thence westerly on a course bearing North Sixty-Eight Degrees Six Minutes Eight Seconds West (N 68 degrees 06' 08" W) for a distance of forty-three and fifty-five hundredths (43.55) feet to a 5/8" rebar driven into the ground on the west line of Parcel I described in a Deed to Robert A. Stiles dated June 10, 1991 and Recorded in Vol. 2368, Page 117 of said Registry; thence southerly on said west line on a course bearing South Twenty-Four Degrees Zero Minutes Fifty-One Seconds West (S 24 degrees 00' 51" W) for a distance of one hundred sixteen and eight-six hundredths (116.86) feet to a 5/8" rebar driven into the ground; thence easterly on a course bearing North Eighty-Two Degrees Fifty-Four Minutes Forth- Five Seconds East (N 82 degrees 54' 45" E) for a distance of thirty-four and sixty-three hundredths (34.63) feet to a 5/8" rebar driven into the ground at the west line of the property conveyed to Marion R. Dickinson and Joseph H. Dickinson by Deed Dated November 16, 1996 and recorded in Vol. 2999, Page 208 of said Registry; thence northerly on said north line on a course bearing North Twenty-One Degrees Fifty-Three Minutes Fifty-Two Seconds East (N 21 degrees 53' 52" E) for a distance of thirty and no-hundredths (30.00) feet to a 5/8" rebar driven into the ground at the northwest corner of the Dickinson property; thence easterly on the north line of said Dickinson on a course bearing South Sixty-Eight Degrees Six Minutes Eight Seconds East (S 68 degrees 06' 08" E) for a distance of one hundred fifteen and no-hundredths (115.00) feet to the southwest corner of the lot conveyed to Maine Public Service Company and described in Vol. 551, Page 213 of said Registry; thence northerly on the west line of Maine Public Service Company on a course bearing North Twenty-Two Degrees Thirty Minutes Twenty-Four Seconds East (N 22 degrees 30' 24" E) for a distance of fifty and no-hundredth (50.00) feet to the point of beginning. The herein described parcel contains twenty-one hundredths .21) acres.

The herein Parcel I being part, and part only, of Parcel I of the same premises conveyed by Jerolyn J. Boutilier, f/k/a Jerolyn J. Stiles, to Robert A. Stiles by Deed recorded in Vol. 2368, Page 117 of the Southern Aroostook Registry of Deeds.

PARCEL II: A certain parcel of land, being part of Lot Forty-Two (42) in the Town of Oakfield, County of Aroostook and State of Maine, being more particularly described as follows:

Commencing at a 5/8" rebar found on the southerly right of way line of the Webb Road at the northeast corner of the parcel conveyed to Katahdin Development Corporation by John R. Philbert and Sally S Philbert and described in Vol. 2216, Page 256 of the Southern Aroostook Registry of Deeds; thence westerly on the southerly right of way line of the Webb Road on a course bearing North Seventy Degrees Fifty Minutes Thirty-Seven Seconds West (N 70 degrees 50' 37" W) for a distance of eighty and no-hundredths (80.00) feet to a 5/8" rebar driven into the ground; thence southerly on a course bearing South Twenty-Four Degrees Two Minutes Forty-Six Seconds West (S 24 degrees 02' 46" W) for a distance of four hundred thirty-eight and sixty-seven hundredths (438.67) feet to a 5/8" rebar driven into the ground; thence easterly on a course bearing South Sixty-Seven Degrees Fifty- Two Minutes Fifty-Two Seconds East (S 67 degrees 52' 52" E) for a distance of eighty and no-hundredths (80.00) feet to a 5/8" rebar found at the northwest corner of the parcel conveyed by Robert A. Stiles to Daigle Oil Company by Deed dated September 21, 1999 and recorded in Vol. 3323, Page 125 of said Registry; thence northerly on a course bearing North Twenty-Four Degrees Zero Minutes Fifty- One Seconds East (N 24 degrees 00' 51" E) for a distance of four hundred twenty-two and eighty-hundredths (422.80) feet to a 5/8" rebar on the southerly right of way line of the Webb Road at the point of beginning. The herein described parcel contains eighty-one hundredths (.81) acres.

The herein Parcel II being the same premises conveyed by Katahdin Development Corporation to Robert A. Stiles by Warranty Deed dated December 26, 1999 and recorded in Vol. 3356, Page 194 of said Registry.

Recorded in the Southern District of Aroostook Registry of Deeds in Volume 3375, pages 020-023 on March 24, 2000.

PARCEL III: A certain parcel of land, being part of Lot Forty-Two (42) in the Town of Oakfield, County of Aroostook and State of Maine, being more particularly described as follows:

Commencing at a 5/8" rebar driven into the ground on the westerly right of way line of the River Road, so-called, at the northeast corner of the lot conveyed to Maine Public Service Company by Guy B. Chambers and Edna H Chambers and described in Book 551, Page 213 of the Southern Aroostook Registry of deeds; said point also being the southeast corner of the property conveyed to Gregory B. Nevers by Lynn M. Nevers by deed dated January 9, 1998 and recorded in Book 3097, Page 307 of the Southern Aroostook Registry of Deeds; thence westerly on a course bearing North Sixty-Eight Degrees Six Minutes Eight Seconds West (N 68 degrees 06' 08" W) along the south line of Nevers for a distance of one hundred forty-seven and ninety-eight hundredths (147.98) feet to a 5/8" rebar driven into the ground at the southwest corner of said Gregory B. Nevers parcel described in Book 3097, Page 307; thence northerly on the west line of Nevers on a course bearing North Twenty- One Degrees Fifty-Seven Minutes Thirty-Six Seconds East (N 21 degrees 57' 36" E) for a distance of twenty and zero-hundredths (20.00) feet to a point; thence easterly on a course bearing South Sixty-Eight Degrees Six Minutes Eight Seconds East (S 68 degrees 06' 08" E) for a distance of one hundred forth-seven and ninety-six hundredths (147.96) feet to a 5/8" rebar driven into the ground on the westerly right of way line of the River Road, so-called; thence southerly on the westerly right of way line of the River Road on a course bearing South Twenty-One Degrees Fifty-Three Minutes Fifty-Two Seconds West ( S21 degrees 53' 52" W) for a distance of twenty and zero-hundredths (20.00) feet to a 5/8" rebar driven into the ground as the point of beginning.

The herein described parcel contains .07 acres.

Recorded in the Southern Aroostook Registry of Deeds in Volume 3412, Page 278 on July 7, 2000.

PARCEL IV: A certain parcel of land, being part of Lot Forty-Two (42) in the Town of Oakfield, County of Aroostook and State of Maine, being more particularly described as follows:

Commencing at an axle found driven into the ground on the westerly right of way line of the River Road, so-called, at the southeast corner of the lot conveyed to Maine Public Company by Guy B. Chambers and Eda H. Chambers and described in Book 551, Page 213 of the Southern Aroostook Registry of Deeds; said point also being the northeast corner of the property conveyed to Marion R. and Joseph H. Dickinson by deed dated November 12, 1996 and recorded in Book 2999, Page 208 of the Southern Aroostook Registry of Deeds; thence westerly on the north line of said Dickinson on a course bearing North Sixty-Eight Degrees Six Minutes Eight Seconds West (N 68 degrees 06' 08" W) for a distance of one hundred sixty-five and zero-hundredths (165.00) feet to a 5/8" rebar driven into the ground at the northwest corner of Dickinson; thence southerly on the west line of Dickinson on a course bearing South Twenty-One Degrees Fifty-Three Minutes Fifty-Two Seconds West (S 21 degrees 53' 52" W) for a distance of thirty and zero-hundredths (30.00) feet to a 5/8" rebar driven into the ground; thence easterly on a course bearing South Sixty-Eight Degrees Six Minutes Eight Seconds East (S 68 degrees 06' 08" E) for a distance of one hundred sixty-five and zero-hundredths (165.00) feet to a 5/8" rebar driven into the ground on the westerly right of way line of the River Road, so-called; thence northerly on the westerly right of way line of the River Road on a course bearing North Twenty-One Degrees Fifty-Three Minutes and Two Seconds East (N 21 degrees 53' 52" E) for a distance of thirty and zero-hundredths (30.00) feet to the point of beginning.

The herein described parcel contains .11 acres.

Recorded in the Southern Aroostook Registry of Deeds Volume 3407, Page 193 on June 26, 2000.

WESTFIELD SUBSTATION LAND

A certain piece or parcel of land located on the south side of the Mars Hill Road, so-called, in the Town of Westfield, County of Aroostook, State of Maine, approximately three thousand (3,000) feet Easterly of the intersection of Easton Viner Road, so called, and said Mars Hill Road, being a part of original Lot Six (6), Range One (1) and more particularly described as follows:

Beginning at a 5/8" rebar set at the intersection of the Southerly sideline of the Mars Hill Road and the westerly limit of the Maine Public Service Company pole line right of way as conveyed to said company by Francis A. Tweedie and recorded in the Southern District of the Aroostook Registry of Deeds in Book 927, Page 92.

Said point of beginning also being three thousand seventy-three (3,073) feet Easterly from the centerline of traveled way of the Easton Viner Road, as measured along said Southerly sideline;

thence southerly along said easterly limit of Maine Public Service Company right of way, South Seventeen Degrees Thirty-One Minutes Twelve Seconds West (S 17 degrees 31' 12" W) a distance of three hundred and no-hundredths (300.00) feet to a rebar set; thence Westerly and parallel to the Southerly limit of the Mars Hill Road, North Seventy-Two Degrees Four Minutes Twenty-Six Seconds West (N 72 degrees 04' 26" W) a distance of five hundred and no-hundredths (500.00) feet to a rebar set; thence

Northerly and parallel to said Westerly limit of Maine Public Service Company right of way, North Seventeen Degrees Thirty-One Minutes Twelve Seconds East (N 17 degrees 31' 12" E) a distance of three hundred and no-hundredths (300.00) feet to a rebar set on the said Southerly sideline of Mars Hill Road; thence Easterly along said Southerly sideline of Mars Hill Road, South Seventy-Two Degrees Four Minutes Twenty-Six Seconds East (S 72 degrees 04' 26" E) a distance of five hundred and no- hundredths (500.00) feet to the point of beginning. The above-described piece or parcel of land contains three and forty-four hundredths (3.44) acres of land more or less.

Recorded in Southern District of Aroostook Registry of Deeds in Volume 3398, pages 141-142 on June 2, 2000.

PART II

TRANSMISSION LINES

ADDITIONAL RIGHT-OF-WAY, THE HOULTON TO ISLAND FALLS LINE, SO CALLED

A 44,000 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from Houlton to Island Falls, a distance of approximately 27.85 miles, said Maine Public Service Company line being constructed for the most part on rights-of-way conveyed to Maine Public Service Company by the following deeds:

			Recorded
Grantor	Date	Vol.	Page	Registry at:
Harold & Theodore Sherman	8/08/97	3021	044	Houlton
Edith A. Dwyer	8/08/97	3021	040	Houlton
Norman Grant III	9/15/97	3060	152	Houlton
Dale Hosford	10/28/97	3075	330	Houlton
Edith A. Dwyer	12/18/97	3090	319	Houlton
International Paper	03/06/98	3108	051	Houlton
Dale Hosford	07/09/98	3160	014	Houlton
Craig O. & Debra J. McLaughlin	07/30/98	3156	095	Houlton
Walter Sanders III &
Rebecca Ann Sanders	07/30/98	3156	124	Houlton
Leah and Albert Hersey	07/30/98	3156	093	Houlton
Judy M. Cameron	07/30/98	3167	292	Houlton
Glenn C. & Betty McGraw	08/03/98	3168	320	Houlton
Emery & Norma Nightingale	10/05/98	3192	111	Houlton
Inhabitants of Dyer Brook
Dyer Brook Selectmen	10/05/98	3192	109	Houlton
Charles E. Burpee	05/07/99	3266	321	Houlton
Joseph A. Farrar & Son, Inc.	12/09/98	3216	138	Houlton
Merle S. & Evelyn F. Burpee	04/22/99	3262	108	Houlton
Merle S. & Evelyn F. Burpee	04/22/99	3262	114	Houlton
Carlene Burpee	04/30/99	3264	263	Houlton
David W. & Leretta G. McLaughlin	04/26/99	3262	315	Houlton
Elery R. Grant	04/29/99	3264	217	Houlton
Alfred R. & Cleo B. Skolfield	03/27/00	3375	026	Houlton
E. Lawson & Janice E. Helsor	12/14/99	3351	179	Houlton
William S. Woods & Herbert E. Rhoda	12/16/99	3351	320	Houlton
Lysten M. & Judith A. Ivey	11/30/99	3347	086	Houlton
Ralph A. & Joan M. Ivey	12/03/99	3348	128	Houlton
Thomas J. & Pamela J. Anderson	01/11/00	3359	168	Houlton
Thomas J. Anderson, Trustee for	01/11/00	3359	170	Houlton
Thomas J. Anderson, D.M.D., P.A., Employee Retirement Benefit Plan
Walter M. & Amy Metherell	01/03/00	3357	028	Houlton
Rena B. Barton	01/03/00	3357	108	Houlton
Roderick G. & Elizabeth M. Lindsay	01/06/00	3358	143	Houlton
Bernard & Iona Nadeau	01/05/00	3358	083	Houlton
Robert W. Nadeau	01/14/00	3360	260	Houlton
Jack Q. & Donna N. Margison	01/10/00	3358	305	Houlton
Virginia Ford	01/06/00	3358	147	Houlton
Ernest Buchalla	01/10/00	3359	045	Houlton
Joey & Trudy Tarr	01/07/00	3358	174	Houlton
Joey & Trudy Tarr	01/07/00	3358	170	Houlton
Gerard J. Berthelette	01/07/00	3358	259	Houlton
Paul M. Jr. & Melanie Shields	01/25/00	3362	105	Houlton
Merwin H. & Shirley Crandall	01/24/00	3362	090	Houlton
Robert Kane	01/27/00	3363	031	Houlton
Lawrence & Mary Winchell	01/20/00	3361	197	Houlton
Linwood B. & Jean A. Jones	01/19/00	3361	122	Houlton
David W. Barrows	01/25/00	3362	164	Houlton
Joseph H. & Judith A. Anderson	01/31/00	3363	202	Houlton
Frank J. & Mary L. Stiles	02/07/00	3365	039	Houlton
Judith Small	02/03/00	3364	184	Houlton
Donald P. & Helen I. Woods	02/10/00	3365	283	Houlton
David T. & Aimee J. Goff	02/23/00	3368	144	Houlton
George N. & Gina Clark	02/22/00	3367	286	Houlton
Forest E. & Bobbie Jo Cummings	02/17/00	3367	121	Houlton
Bruce & Marla Crandall	02/25/00	3368	262	Houlton
David & Vallie H. Condon	03/08/00	3371	115	Houlton
David & Vallie H. Condon	03/08/00	3371	111	Houlton
David & Vallie H. Condon	03/08/00	3371	107	Houlton
David & Vallie H. Condon	03/08/00	3371	103	Houlton
David & Vallie H. Condon	03/08/00	3371	119	Houlton
Vallie H. Condon	03/08/00	3371	097	Houlton
Virginia Ford	03/03/00	3370	041	Houlton
John R. & Stephanie B. Woods	03/07/00	3370	328	Houlton
John A. Graham	04/07/00	3378	118	Houlton
Mary B. Stover	04/14/00	3381	138	Houlton
Joan H. Williams	05/02/00	3386	060	Houlton
Calvin III & Julie Doughty	05/01/00	3385	166	Houlton
Clement & Linda McGillicuddy	05/08/00	3387	322	Houlton
Paul M. Sr. & Betty I. Shields	05/18/00	3392	118	Houlton
Ray A., Annie E. & Brian R. Delong	05/16/00	3391	055	Houlton
Brent A. & Karen D. Watson	05/24/00	3395	210	Houlton
Shirley Spellman	06/01/00	3398	074	Houlton

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

CLAUSE VII

There is however, expressly excepted and excluded from the lien and operation of the Indenture the following described property of the Company, herein sometimes referred to as "excepted property":

(a) Any and all property expressly excepted and excluded from the Original Indenture and from the lien and operation thereof by Paragraph A of Clause VII of the Granting Clauses thereof and all property of the character expressly excepted or intended to be excepted and excluded by Paragraphs B through I of said Clause VII; and

(b) All property which prior to the execution and delivery of this Twentieth Supplemental Indenture has been released by the Trustee or otherwise disposed of by the Company free from the lien of the Indenture, in accordance with the provisions thereof.

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

SUBJECT, HOWEVER, to the exceptions, reservations, restrictions, conditions, limitations, covenants and matters recited in Schedule A to the Original Indenture or otherwise recited in the Original Indenture, as modified and supplemented, and contained in all deeds and other instruments whereunder the Company has acquired any of the property now owned by it, and to permitted encumbrances as defined in Subsection B of Section 1.11 of the Original Indenture, as modified by the provisions of the Sixth Supplemental Indenture, the Seventh Supplemental Indenture, the Ninth Supplemental Indenture, the Seventeenth Supplemental Indenture, the Eighteenth Supplemental Indenture and the Nineteenth Supplemental Indenture and, with respect to any property which the Company may hereafter acquire, to all terms, conditions, agreements, covenants, exceptions and reservations expressed or provided in the deeds or other instruments, respectively, under any by virtue of which the Company shall hereafter acquire the same and to any liens thereon existing, and to any liens for unpaid portions of the purchase money placed thereon, at the time of acquisition;

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

ARTICLE 2

Bonds of the 2025 Series and Certain

Provisions Relating Thereto

Section 2.01. Terms of the Bonds of the 2025 Series. There shall be a series of Bonds, known as and entitled "First Mortgage and Collateral Trust Bonds, Series due 2025" (herein referred to as the "Bonds of the 2025 Series"), and the form thereof shall be substantially as hereinafter set forth in Section 2.02.

The Bonds of the 2025 Series shall be issued to The Bank of New York, as Agent, to secure the obligations of the Company under a Letter of Credit and Reimbursement Agreement, dated as of October 1, 2000, among the Company, The Bank of New York ("BNY") and Fleet National Bank ("Fleet") and The Bank of New York, as Agent (in such capacity, "BNY Agent"), and as Issuing Bank (in such capacity, "BNY Issuing Bank") (the "Reimbursement Agreement"), pursuant to which BNY Issuing Bank has issued its irrevocable, transferrable, direct-pay letter of credit (the "Letter of Credit") to support certain Maine Public Utility Financing Bank Public Utility Refunding Revenue Bonds, Series 2025 (Maine Public Service Company Project) (the "Revenue Bonds").

The aggregate principal amount of the Bonds of the 2025 Series which may be authenticated and delivered and outstanding under this Twentieth Supplemental Indenture shall be limited to $5,000,000 except for duplicate Bonds, authenticated and delivered pursuant to Section 2.12 of the Original Indenture. The definitive Bonds of the 2025 Series shall be issued only as registered Bonds without coupons of the denomination of $1.00 and of any multiple thereof and shall be registered in the name of BNY Agent.

The date of authentication on the original issuance of the Bonds of the 2025 Series shall be the date of commencement of the first interest period for such Bonds. All Bonds of the 2025 Series shall mature October 1, 2025, and shall bear interest at the Default Rate as set forth in, and in accordance with, the Reimbursement Agreement until the payment of the principal thereof. Both principal of and interest on the Bonds of the 2025 Series will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts, at the principal office in the City of Chicago, Illinois, of the Trustee or, at the office of its successor as Trustee, except that, in case of the redemption as a whole at any time of Bonds of the 2025 Series then outstanding, the Company may designate in the redemption notice other offices or agencies at which, at the option of the registered holders, Bonds of the 2025 Series may be surrendered for redemption and payment; and in the case of interest on Bonds of the 2025 Series, at the option of the registered holder, at the agency of the Company in the Borough of Manhattan, City and State of New York, in each case to the holder of record on the record date as hereinbelow defined. Interest on the Bonds of the 2025 Series shall, unless otherwise directed by the respective registered holders thereof, be paid by checks payable to the order of the respective holders entitled thereto, and mailed by the Trustee by first class mail, postage prepaid, to such holders at their respective registered addresses as shown on the Bond register for the Bonds of the 2025 Series.

The definitive Bonds of the 2025 Series may be issued in the form of Bonds engraved, printed or lithographed on steel engraved borders and the signature of the President, or a Vice President and of the Secretary or an Assistant Secretary of the Company may be facsimile. Bonds of the 2025 Series may also be issued as temporary printed, lithographed or typewritten Bonds, and, so long as the registered holder of such Bonds does not request their exchange for Bonds in definitive form, the Company shall not be deemed to have unreasonably delayed the preparation, execution and delivery of definitive Bonds as called for by Section 2.08 of the Original Indenture.

Notwithstanding any provision in the Original Indenture to the contrary, the person in whose name any Bond of the 2025 Series is registered at the close of business on any record date (as hereinbelow defined) with respect to any interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding the cancellation of such Bond of the 2025 Series upon any transfer or exchange thereof (including any exchange effected as an incident to a partial redemption thereof) subsequent to the record date and prior to such interest payment date, except that, if and to the extent that the Company shall default in the payment of the interest due on such interest payment date, then the registered holders of Bonds of the 2025 Series on such record date shall have no further right to or claim in respect of such defaulted interest as such registered holders on such record date, and the persons entitled to receive payment of any defaulted interest thereafter payable or paid on any Bonds of the 2025 Series shall be the registered holders of such Bonds of the 2025 Series on the record date for payment of such defaulted interest. The term "record date" as used in this Section 2.01, and in the form of the Bonds of the 2025 Series, with respect to any interest payment date applicable to the Bonds of the 2025 Series, shall mean the May 15 next preceding a June 1 interest payment date or the November 15 next preceding a December 1 interest payment date, as the case may be, or a special record date established for defaulted interest as hereinafter provided.

In the case of failure by the Company to pay any interest when due, the claim for such interest shall be deemed to have been transferred by transfer of any Bond of the 2025 Series registered on the Bond register, and the Company by not less than 10 days written notice to bondholders may fix a subsequent record date, not more than 15 days prior to the date fixed for the payment of such interest, for determination of holders entitled to payment of such interest. Such provision for establishment of a subsequent record date, however, shall in no way affect the rights of bondholders or of the Trustee consequent on any default.

Except as provided in this Section 2.01, every Bond of the 2025 Series shall be dated as provided in Section 2.05 of the Original Indenture except that upon original issuance of the Bonds of the 2025 Series, the Bonds of the 2025 Series shall be dated the date of authentication. Notwithstanding any provision in the Original Indenture to the contrary, so long as there is no existing default in the payment of interest on the Bonds of the 2025 Series, all Bonds of the 2025 Series authenticated by the Trustee between the record date for any interest payment date and such interest payment date shall be dated such interest payment date and shall bear interest from such interest payment date.

As permitted by the provisions of Section 2.10 of the Original Indenture and upon payment at the option of the Company of a sum sufficient to reimburse it for any stamp tax or other governmental charge as provided in Section 2.11 of the Original Indenture, Bonds of the 2025 Series may be exchanged for other Bonds of the 2025 Series of different authorized denominations of like aggregate principal amount. Notwithstanding the provisions of Section 2.11 or the last sentence of the first paragraph of Section 2.12 of the Original Indenture, no further sum, other than the sum sufficient to reimburse the Company for any stamp taxes or other governmental charges, shall be required to be paid upon any exchange or replacement of Bonds of the 2025 Series or upon any transfer thereof.

The Bonds of the 2025 Series shall be nontransferable prior to maturity except upon the prior written consent of the Company or to effect transfer to any successor or assignee of BNY Agent if and to the extent that BNY Agent shall have assigned its rights under the Reimbursement Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in the City of Chicago, Illinois, upon surrender and cancellation of such Bonds of the 2025 Series, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of such Bonds of the 2025 Series or by his duly authorized attorney, and thereupon a new Bond of the 2025 Series, for a like principal amount, will be issued to the successor of BNY Agent, in exchange therefor.

The Trustee hereunder shall, by virtue of its office as such Trustee, be the registrar and transfer agent of the Company for the purpose of registering and transferring Bonds of the 2025 Series. Notwithstanding any provision in the Original Indenture to the contrary, neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 2025 Series for a period of ten days next preceding any designation of the Bonds of the 2025 Series to be redeemed and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption.

Section 2.02. Form of Bonds of the 2025 Series. The text of the Bonds of the 2025 Series and the Trustee's authentication certificate to be executed on the Bonds of said series, shall be in substantially the following forms, respectively.

[FORM OF FACE OF BOND OF THE 2025 SERIES]

No. [ ] $______________

MAINE PUBLIC SERVICE COMPANY

First Mortgage and Collateral Trust Bond,

Series due 2025

Due October 1, 2025

MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter sometimes called the "Company"), for value received, hereby promises to pay to ______________ or registered assigns, on October 1, 2025, the sum of _____________ Dollars (the "Stated Principal Amount") or, if less, the Effective Principal Amount (as hereinafter defined) on such date, and to pay to the registered owner hereof interest on the Stated Principal Amount or, if less, on the Effective Principal Amount from the date hereof at the applicable rate of interest as set forth in, and in accordance with, the Reimbursement Agreement (as hereinafter defined) until the payment of the principal thereof.

The Bonds of the 2025 Series, including this bond, are issued to secure the obligations of the Company under a Letter of Credit and Reimbursement Agreement, dated as of October 1, 2000 (the "Reimbursement Agreement") among the Company, The Bank of New York ("BNY") and Fleet National Bank ("Fleet") and The Bank of New York, as Agent (in such capacity, "BNY Agent") and as Issuing Bank (in such capacity, "BNY Issuing Bank"), pursuant to which BNY Issuing Bank has issued its irrevocable, transferrable, direct-pay letter of credit (the "Letter of Credit") to support certain Maine Public Utility Financing Bank Public Utility Refunding Revenue Bonds, Series 2025 (Maine Public Service Company Project) (the "Revenue Bonds"). The obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements or other expenses and indemnification) of the Company due and to become due under or otherwise in respect of the Reimbursement Agreement, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended or renewed, deferred, refunded, refinanced or restructured, and including all indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, are all hereinafter called the "Reimbursement Agreement Obligations". The "Effective Principal Amount" of this bond as of the time of any determination is an amount equal to the Reimbursement Agreement Obligations outstanding and unpaid at such time multiplied by a fraction, the numerator of which is 5 and the denominator of which is 9.525, such product in turn to be multiplied by a fraction, the numerator of which is the Stated Principal Amount and the denominator of which is $5,000,000.

The obligation of the Company to make any payment of interest on the Bonds of the 2025 Series, when such interest shall be due and payable (including, but not limited to, October 1, 2025), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Reimbursement Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of the Bonds of the 2025 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that such payment of principal shall be due (including, but not limited to, October 1, 2025), the Company shall have paid all amounts then due pursuant to Sections 2.03 and 2.04 of the Reimbursement Agreement or otherwise due with respect to Reimbursement Agreement Obligations.

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

IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused these presents to be executed in its name and behalf by its President or one of its Vice Presidents and its corporate seal or a facsimile thereof to be affixed hereto and attested by its Secretary or one of its Assistant Secretaries, all as of __________, 20__.

MAINE PUBLIC SERVICE COMPANY

By:

Vice President

Attest:

Secretary

[FORM OF REVERSE OF BOND OF THE 2025 SERIES]

This bond constitutes the entire series designated as Bonds of the 2025 Series, of an authorized issue of bonds of the Company, known as First Mortgage and Collateral Trust Bonds, issued under and equally secured (except in so far as any sinking fund, replacement fund or other fund established in accordance with the provisions of the Indenture hereinafter mentioned may afford additional security for the bonds of any specific series) by an Indenture of Mortgage and Deed of Trust dated as of October 1, 1945, duly executed and delivered by the Company to U.S. Bank Trust National Association, (formerly known as First Trust National Association, as successor to Continental Bank, National Association (formerly, Continental Illinois National Bank and Trust Company of Chicago)), as Trustee, to which Indenture of Mortgage and Deed of Trust as supplemented and modified by indentures supplemental thereto, including a Twentieth Supplemental Indenture dated as of October 1, 2000, duly executed by the Company to said Trustee and all further indentures supplemental thereto (herein sometimes collectively called the "Indenture"). Reference is hereby made for a description of the property mortgaged and pledged as security for said bonds, the nature and extent of the security, and the rights, duties and immunities thereunder of the Trustee, the rights of the holders of said bonds and of the Trustee and of the Company in respect of such security, and the terms upon which said bonds may be issued thereunder.

This bond shall be subject to redemption as a whole or in part, at any time, at the option of the Company prior to maturity upon payment of the principal amount hereof on the date fixed for redemption in the manner provided for in the Indenture. In the event that the Revenue Bonds outstanding under the Indenture of Trust, dated as of October 1, 2000, between the Maine Public Utility Financing Bank and State Street Bank and Trust Company (the "Revenue Bond Indenture") shall become immediately due and payable pursuant to Section 9.01(e) or 9.01(f) of the Revenue Bond Indenture, this bond shall be redeemed by the Company, on the date such Revenue Bonds shall have become immediately due and payable. In such event, this bond shall be redeemed by the Company at the Stated Principal Amount hereof or, if less, the Effective Principal Amount hereof on the date fixed for redemption, plus unpaid interest accrued to the date of redemption.

If this bond (or any portion thereof (One Dollar or a multiple thereof)) is duly called for redemption and payment duly provided for as specified in the Indenture, this bond shall cease to be entitled to the lien of the Indenture from and after the date payment is so provided for and shall cease to bear interest from and after the redemption date.

Except as may be otherwise provided in any agreement entered into pursuant to the provisions of said Twentieth Supplemental Indenture, in the event of the selection for redemption of a portion only of the principal of this bond, payment of the redemption price will be made only (a) upon presentation of this bond for notation hereon of such payment of the portion of the principal of this bond so called for redemption, or (b) upon surrender of this bond in exchange for a bond or bonds of authorized denominations of the same series, for the unredeemed balance of the principal amount of this bond.

The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of the not less than seventy-five percent in principal amount of the bonds (exclusive of bonds disqualified by reason of the Company's interest therein) at the time outstanding, including, if more than one series of bonds shall be at the time outstanding, not less than sixty percent in principal amount of each series affected, to effect, by an indenture supplemental to the Indenture, modifications or alterations of the Indenture and of the rights and obligations of the Company and of the holders of the bonds; provided, however, that no such modification or alteration shall be made without the written approval or consent of the registered holder hereof which will (a) extend the maturity of this bond or reduce the rate or extend the time of payment of interest hereon or reduce the amount of the principal hereof or (b) permit the creation of any lien, not otherwise permitted, prior to or on a parity with the lien of the Indenture, or (c) reduce the aforesaid percentage of the principal amount of the bonds, the holders of which are required to approve or consent to such modification or alteration.

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

This bond is nontransferable prior to its maturity except upon the prior written consent of the Company or to effect transfer to any successor or assignee of BNY Agent if and to the extent that BNY Agent shall have assigned its rights under the Reimbursement Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in the City of Chicago, Illinois, or, at the option of such registered holder hereof, at the agency of the Company in the Borough of Manhattan, City and State of New York, upon surrender of this bond for cancellation and upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Twentieth Supplemental Indenture, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of this bond or by his duly authorized attorney, and thereupon a new bond of this series, for a like principal amount, will be issued to the successor or assignee of BNY Agent in exchange therefor, as provided in the Indenture.

The registered holder of this bond at his option may surrender the same for cancellation at said office of the Trustee and receive in exchange therefor the same aggregate principal amount of registered bonds of the same series but of other authorized denominations upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Twentieth Supplemental Indenture and subject to the terms and conditions therein set forth.

Neither the Company nor the Trustee shall be required to make transfers or exchanges of bonds of this series for a period of ten days next preceding any designation of bonds of said series to be redeemed, and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption. Subject to the provisions of said Twentieth Supplemental Indenture, if this bond is surrendered for any transfer or exchange between the record date for any interest payment date and such interest payment date, the new bond will be dated such interest payment date.

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

BONDS OF THE 2025 SERIES]

This is one of the bonds, of the series designated therein, described in the within mentioned Indenture.

U.S. BANK TRUST NATIONAL

ASSOCIATION,

As Trustee,

By:

Authorized Officer

Section 2.03. Discharge of Company's Obligation for Payment. The obligation of the Company to make any payment of interest on Bonds of the 2025 Series, when such interest shall be due and payable (including, but not limited to, October 1, 2025), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Reimbursement Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of Bonds of the 2025 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that any such payment of principal shall be due (including, but not limited to, October 1, 2025), the Company shall have paid BNY Agent all amounts then due pursuant to Sections 2.03 and 2.04 of the Reimbursement Agreement or otherwise due with respect to the Reimbursement Agreement Obligations. The Trustee may conclusively presume that at any particular time, the obligations of the Company to make payments with respect to the principal of and interest on the Bonds of the 2025 Series shall have been satisfied and discharged up until such time unless and until the Trustee shall have received a notice as described in Section 12.01(l) of the Indenture. Whenever all of the Reimbursement Agreement Obligations shall have been satisfied and the Letter of Credit shall have been terminated, the aggregate principal amount of all of the Bonds of the 2025 Series shall be surrendered by BNY Agent to the Trustee for cancellation, and upon such surrender shall be deemed fully paid.

Section 2.04. Redemption Provisions for the Bonds of the 2025 Series. The Bonds of the 2025 Series shall be subject to redemption as a whole or in part, at any time, at the option of the Company prior to maturity upon payment of an amount equal to the Stated Principal Amount thereof or, if less, the Effective Principal Amount thereof including interest accrued thereon to the redemption date.

In the event that the Revenue Bonds outstanding under the Indenture of Trust, dated as of October 1, 2000, between the Maine Public Utility Financing Bank and State Street Bank and Trust Company (the "Revenue Bond Indenture") shall become immediately due and payable pursuant to Section 9.01(e) or 9.01(f) of the Revenue Bond Indenture, all Bonds of the 2025 Series then outstanding shall be redeemed by the Company, on the date such Revenue Bonds shall have become immediately due and payable. In such event, the Bonds of the 2025 Series shall be redeemed by the Company at the Stated Principal Amount thereof or, if less, the Effective Principal Amount thereof on the date fixed for redemption, plus unpaid interest accrued to the date of redemption.

The Trustee may conclusively presume that no redemption of Bonds of the 2025 Series is required pursuant to this Section 2.04 unless and until the Trustee shall have received a written notice from BNY Agent stating that an "Event of Default" under the Reimbursement Agreement has occurred and is continuing. Said notice shall also contain a waiver of notice of such redemption by BNY Agent as holder of all of the Bonds of the 2025 Series then outstanding.

No notice of redemption pursuant to Section 10.02 of the Indenture need be given if the holders of all Bonds of the 2025 Series called for redemption waive notice thereof in writing and such waiver is filed with the Trustee.

Section 2.05. Bondholders' List. Notwithstanding the provisions of Section 11.02(B) of the Original Indenture, any one of the holders of the Bonds of the 2025 Series shall be entitled to make application to the Trustee for a Bondholders' list as provided for in Section 11.02.

Section 2.06. Mutilated, Lost or Destroyed Bonds. Notwithstanding the provisions of Section 2.12 of the Original Indenture, for so long as any holder of Bonds of the 2025 Series shall be an institutional holder, an unsecured indemnity provided by such holder shall be deemed acceptable for purposes of requesting a replacement bond for a mutilated, lost or destroyed Bond of the 2025 Series.

Section 2.07. Duration of Effectiveness of Article Two. This Article shall be of force and effect only so long as any Bonds of the 2025 Series are outstanding.

ARTICLE 3

Modification of the Indenture

Section 3.01. Section 12.01 of the Indenture is hereby amended by adding new clause (l) thereto which reads as follows:

"(l) so long as any of the Bonds of the 2025 Series are outstanding, upon receipt by the Trustees of a notice from the holder of the Bonds of the 2025 Series that an event of default under the Reimbursement Agreement has occurred and is continuing;"

Section 3.02. Duration of Effectiveness of Article Three. This Article shall be of force and effect only so long as any Bonds of the 2025 Series are outstanding.

ARTICLE 4

Authentication and Delivery of Bonds of the 2025 Series

Section 4.01. Upon the execution and delivery of this Twentieth Supplemental Indenture, Bonds of the 2025 Series in the aggregate amount of Five Million Dollars ($5,000,000) may forthwith, or from time to time thereafter, and upon compliance by the Company with the provisions of Article Five of the Indenture, be executed by the Company and delivered to the Trustee and shall thereupon be authenticated and delivered by the Trustee to or upon the written order of the Company. Additional Bonds of the 2025 Series may be executed, authenticated and delivered from time to time as permitted by the provisions of Article Five of the Original Indenture.

ARTICLE 5

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

Section 5.02. This Twentieth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, as amended and supplemented, and shall form a part thereof, and, except as hereby supplemented, the Original Indenture, as amended and supplemented, is hereby ratified, approved and confirmed.

Section 5.03. The recitals contained in this Twentieth Supplemental Indenture are made by the Company and not by the Trustee and all of the provisions contained in the Original Indenture, as amended and supplemented, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall, except as hereinabove modified, be applicable in respect hereof as fully and with like effect as if set forth herein in full.

Section 5.04. Nothing in this Twentieth Supplemental Indenture contained shall be deemed to abrogate, modify or contravene any provisions of the Original Indenture, as amended and supplemented, required to be included therein by any of the provisions of Section 310 to 318, inclusive, of the Trust Indenture Act of 1939, it being the intention hereof that said provisions of the Original Indenture, as amended and supplemented, shall continue in full force and effect. Unless otherwise indicated, the terms used in this Nineteenth Supplemental Indenture are intended to have the meanings given to such terms in the Original Indenture, as amended and supplemented.

Section 5.05. Nothing in this Twentieth Supplemental Indenture expressed or implied is intended or shall be construed to give to any person other than the Company, the Trustee, and the holders of the Bonds issued and to be issued under the Indenture, any legal or equitable right, remedy or claim under or in respect of the Original Indenture, as amended and supplemented, or this Twentieth Supplemental Indenture, or under any covenant, condition or provisions therein or herein or in the Bonds contained; and all such covenants, conditions and provisions are and shall be held to be for the sole and exclusive benefit of the Company, the Trustee and the holders of the Bonds issued and to be issued under the Indenture.

Section 5.06. The titles of Articles and any wording on the cover of this Twentieth Supplemental Indenture are inserted for convenience only.

Section 5.07. All the covenants, stipulations, promises and agreements in this Twentieth Supplemental Indenture contained made by or on behalf of the Company or of the Trustee shall inure to and bind their respective successors and assigns.

Section 5.08. Although this Twentieth Supplemental Indenture is dated for convenience and for the purpose of reference as of October 1, 2000, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgments hereto annexed.

Section 5.09. In order to facilitate the recording or filing of this Twentieth Supplemental Indenture, the same may be simultaneously executed in several counterparts, each of which shall be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused this Twentieth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents and its corporate seal to be hereunto affixed and attested by its Secretary, or one of its Assistant Secretaries; and U.S. BANK TRUST NATIONAL ASSOCIATION in token of its acceptance of the trust hereby created has caused this Twentieth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents or one of its Second Vice Presidents and its corporate seal to be hereunto affixed and attested by its Assistant Secretary, all as of the day and year first above written.

MAINE PUBLIC SERVICE COMPANY

/s/ Larry E. LaPlante

Name: Larry E. LaPlante

Title: Vice President

CORPORATE SEAL

Attest:

/s/ Stephen A. Johnson

Name: Stephen A. Johnson

Title: Secretary

Signed, sealed and delivered

by MAINE PUBLIC SERVICE COMPANY

in the presence of:

/s/ Marilyn L. Bouchard

Marilyn L. Bouchard

/s/ Alice E. Shepard

Alice E. Shepard

U.S. BANK TRUST NATIONAL ASSOCIATION

/s/ Patrick J. Crowley

Name: Patrick J. Crowley

Title: Vice President

CORPORATE SEAL

Attest:

/s/ Cynthia W. Brown

Name: Cynthia W. Brown

Title: Assistant Vice President

Signed, sealed and delivered

by U.S. BANK TRUST NATIONAL

ASSOCIATION in the presence of:

/s/ Aldrin M.F. Bayne

Name: Aldrin M.F. Bayne

Title: Trust Officer

Exhibit 10(r)

EMPLOYMENT CONTINUITY AGREEMENT

This Agreement made as of this 11th day of December, 2000 by and between MAINE PUBLIC SERVICE COMPANY, a Maine corporation with its principal place of business in Presque Isle, Maine (the "Company") and Michael A. Thibodeau of Presque Isle, Maine, ("Officer").

WHEREAS, the Officer has been employed by the Company in a management capacity for over 14 years, and is now its Vice President, Human Resources; and

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

WHEREAS, the Company and the Officer entered into an Employment Continuity Agreement, dated November 5, 1999; and

WHEREAS, Section 13 of the Agreement provides that the Agreement may be amended in writing by the parties; and

WHEREAS, the Officer has been promoted to Vice President, the parties desire to amend and restate the Agreement as set forth herein;

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

To the Officer: Michael A. Thibodeau

103 Fleetwood Street

Presque Isle, Maine 04769-3030

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

Witness: MAINE PUBLIC SERVICE COMPANY

/s/ Paul R. Cariani By /s/ Nathan L. Grass

Its Chairman, Executive Compensation

Committee

/s/ Alice E. Shepard /s/ Michael A. Thibodeau

Officer Michael A. Thibodeau

Exhibit 10(y)

THIS INSTRUMENT GRANTS A SECURITY INTEREST

BY A TRANSMITTING UTILITY

THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS

MAINE PUBLIC SERVICE COMPANY

TO

THE BANK OF NEW YORK

Trustee

FIFTH SUPPLEMENTAL INDENTURE

Dated as of October 1, 2000

Supplementing and Modifying Indenture of Second Mortgage

and Deed of Trust dated as of October 1, 1985

and

Relating to an Issue of Second Mortgage and

Collateral Trust Bonds, Series Due 2025

This is a Security Agreement granting a Security Interest

in Personal Property, Including Personal Property affixed to

Realty as well as a Mortgage

upon Real Estate and other Property.

THIS FIFTH SUPPLEMENTAL INDENTURE (hereinafter called the "Fifth Supplemental Indenture"), dated as of October 1, 2000, made by MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter called the "Company"), party of the first part, and THE BANK OF NEW YORK (as successor to J. Henry Schroder Bank and Trust Company), a banking corporation duly organized and existing under the laws of the State of New York, and having its principal place of business in the City of New York, State of New York (hereinafter called the "Trustee"), party of the second part.

WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985 (hereinafter called the "Original Indenture"), to secure the payment of principal and interest on, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds") to be designated generally as its "Second Mortgage and Collateral Trust Bonds", and to be issued in one or more series as provided in the Original Indenture, pursuant to which the Company provided for the creation of the Bonds of the initial series, known as Second Mortgage and Collateral Trust Bonds, Floating Rate Series A due 1987 (herein sometimes called "Bonds of the 1987 Series"), Second Mortgage and Collateral Trust Bonds, 14% Series due 1990 (herein sometimes called "Bonds of the 1990 Series") and Second Mortgage and Collateral Trust Bonds, 9 7/8% Series due 1995 (herein sometimes called "Bonds of the 1995 Series" and together with the Bonds of the 1987 Series and the Bonds of the 1990 Series, called collectively the "Bonds of the Initial Series"); and

WHEREAS, the Company has heretofore executed and delivered to the Trustee a First Supplemental Indenture, dated as of March 1, 1991, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of a fourth series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, Series due 1996" (herein sometimes called "Bonds of the 1996 Series"); and

WHEREAS, the Company has heretofore executed and delivered to the Trustee a Second Supplemental Indenture, dated as of September 1, 1991, pursuant to which the Company supplemented the Original Indenture, as supplemented and modified, and provided for the creation of a fifth series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, 9.60% Series due 2001" (herein sometimes called "Bonds of the 2001 Series"); and

WHEREAS, the Company has heretofore executed and delivered to the Trustee a Third Supplemental Indenture, dated as of June 1, 1996, pursuant to which the Company supplemented and modified the Original Indenture, as supplemented and modified, and provided for the creation of a sixth series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, Series due 2002" (herein sometimes called "Bonds of the 2002 Series"); and

WHEREAS, the Company has heretofore executed and delivered to the Trustee a Fourth Supplemental Indenture, dated as of May 1, 1998, pursuant to which the Company supplemented and modified the Original Indenture, as supplemented and modified, and provided for the creation of a seventh series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, Series due 2008" (herein sometimes called "Bonds of the 2008 Series"); and

WHEREAS, pursuant to the Original Indenture, as so supplemented and modified, there have been executed, authenticated and delivered and there are now outstanding Second Mortgage and Collateral Trust Bonds of series and in principal amounts as follows:

	Issued	Outstanding
Bonds of the 2002 Series	$15,875,000	$13,600,000
Bonds of the 2008 Series	$ 7,540,000	$ 7,540,000

which constitute the only Bonds outstanding under the Original Indenture, as so supplemented and modified; and

WHEREAS, the Company now desires to create a new series of Bonds to be designated Second Mortgage and Collateral Trust Bonds, Series due 2025 (herein sometimes called the "Bonds of the 2025 Series"), and the Original Indenture provides that each series of Bonds (except the Bonds of the Initial Series) shall be created by an indenture supplemental to the Original Indenture; and

WHEREAS, the Original Indenture further provides that all property of the character specifically described in the Original Indenture, and all improvements, extensions, betterments or additions to the property specifically described in the Original Indenture, constructed or acquired after the date of the execution and delivery of the Original Indenture, shall be and become subject to the lien of the Original Indenture, and that the Company shall from time to time execute, acknowledge and deliver any and all such further assurances, conveyances, mortgages or assignments of such property as may be required by the terms and provisions of the Original Indenture, or as the Trustee under the Original Indenture may require, and the Company now desires to subject to the lien of the Original Indenture certain additional properties which it has constructed or acquired since the date of execution and delivery of the Fourth Supplemental Indenture; and

WHEREAS, all acts and proceedings required by law and by the charter and by-laws of the Company necessary to make the Bonds of the 2025 Series to be initially issued when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the Company, and to constitute the Original Indenture, as heretofore supplemented and modified and as supplemented and modified by this Fifth Supplemental Indenture, a valid and binding mortgage and deed of trust, subject to permitted encumbrances including the lien of the Indenture of First Mortgage (each as defined in the Original Indenture), for the security of the Bonds, in accordance with the terms of the Original Indenture, as so supplemented and modified, and the terms of the Bonds, have been done and taken; and the execution and delivery of this Fifth Supplemental Indenture and the issue of the Bonds of the 2025 Series to be initially issued have been in all respects duly authorized;

NOW, THEREFORE, for the purposes aforesaid and in pursuance of the terms and provisions of the Original Indenture, the Company has executed and delivered this Fifth Supplemental Indenture (the Original Indenture, as supplemented and modified by the First Supplemental Indenture, the Third Supplemental Indenture and the Fourth Supplemental Indenture, and supplemented by the Second Supplemental Indenture and as supplemented and modified by this Fifth Supplemental Indenture and any and all supplemental indentures hereafter entered into between the Company and the Trustee in accordance with the provisions of the Original Indenture, as supplemented and modified, being herein sometimes called the "Indenture"), and in consideration of the sum of One Dollar ($1.00) to the Company duly paid by the Trustee at or before the ensealing and delivery hereof, and for other good and valuable considerations, the receipt whereof is hereby acknowledged, the Company hereby covenants to and with the Trustee and its successors in the trusts under the Original Indenture, as supplemented and modified, as follows:

ARTICLE 1.

Schedule of Mortgaged Property.

Section 1.01. In order to further secure the payment of the principal of, premium, if any, and interest on, all Bonds at any time issued and outstanding under the Indenture, according to their tenor, purport and effect, and further to secure the performance and observance of all the covenants and conditions in said Bonds and in the Original Indenture, as supplemented and modified, and in this Fifth Supplemental Indenture contained, for the considerations above expressed, and for and in consideration of the mutual covenants herein contained and of the purchase and acceptance of the Bonds by holders thereof, the Company has executed and delivered this Fifth Supplemental Indenture and by these presents does grant, bargain, sell, alien, remise, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto The Bank of New York, as Trustee under the Indenture, and to its assigns forever, all property, real, personal or mixed, acquired since the execution and delivery of the Fourth Supplemental Indenture which by the terms of the Original Indenture, as supplemented and modified, is subject or is intended to be subject to the lien of the Indenture, including, without limiting the generality of the foregoing, the following described property:

CLAUSE I

PART I

AROOSTOOK COUNTY, MAINE

HOULTON TO ISLAND FALLS LINE

PARCEL I: A certain parcel of land, being part of Lot Forty-Two (42) in the Town of Oakfield, County of Aroostook and State of Maine, being more particularly described as follows:

Commencing at the northwest corner of the lot conveyed to Maine Public Service Company by Guy B. Chambers and Eda H. Chambers and described in Book 551, Page 213 of the Southern Aroostook Registry of Deeds, said point being on the south line of the property conveyed to Gregory B. Nevers by Lynn M. Nevers by Deed dated January 9 1998 and recorded in Vol. 3097, Page 307 of said Registry; thence westerly on a course bearing North Sixty-Eight Degrees Six Minutes Eight Seconds West (N68 degrees 06' 08" W) along the south line of Nevers for a distance of ninety-seven and ninety-eight hundredths (97.98) feet to a 5/8" rebar driven into the ground at the southwest corner of said Gregory B. Nevers parcel described in Vol. 3097, Page 307 of said Registry; thence northerly on the west line of Nevers on a course bearing North Twenty-One Degrees Fifty-Seven Minutes Thirty-Six Seconds East (N 21 degrees 57' 36" E) for a distance of twenty and no-hundredths (20.00) feet to a point; thence westerly on a course bearing North Sixty-Eight Degrees Six Minutes Eight Seconds West (N 68 degrees 06' 08" W) for a distance of forty-three and fifty-five hundredths (43.55) feet to a 5/8" rebar driven into the ground on the west line of Parcel I described in a Deed to Robert A. Stiles dated June 10, 1991 and Recorded in Vol. 2368, Page 117 of said Registry; thence southerly on said west line on a course bearing South Twenty-Four Degrees Zero Minutes Fifty-One Seconds West (S 24 degrees 00' 51" W) for a distance of one hundred sixteen and eight-six hundredths (116.86) feet to a 5/8" rebar driven into the ground; thence easterly on a course bearing North Eighty-Two Degrees Fifty-Four Minutes Forth- Five Seconds East (N 82 degrees 54' 45" E) for a distance of thirty-four and sixty-three hundredths (34.63) feet to a 5/8" rebar driven into the ground at the west line of the property conveyed to Marion R. Dickinson and Joseph H. Dickinson by Deed Dated November 16, 1996 and recorded in Vol. 2999, Page 208 of said Registry; thence northerly on said north line on a course bearing North Twenty-One Degrees Fifty-Three Minutes Fifty-Two Seconds East (N 21 degrees 53' 52" E) for a distance of thirty and no-hundredths (30.00) feet to a 5/8" rebar driven into the ground at the northwest corner of the Dickinson property; thence easterly on the north line of said Dickinson on a course bearing South Sixty-Eight Degrees Six Minutes Eight Seconds East (S 68 degrees 06' 08" E) for a distance of one hundred fifteen and no-hundredths (115.00) feet to the southwest corner of the lot conveyed to Maine Public Service Company and described in Vol. 551, Page 213 of said Registry; thence northerly on the west line of Maine Public Service Company on a course bearing North Twenty-Two Degrees Thirty Minutes Twenty-Four Seconds East (N 22 degrees 30' 24" E) for a distance of fifty and no-hundredth (50.00) feet to the point of beginning. The herein described parcel contains twenty-one hundredths .21) acres.

The herein Parcel I being part, and part only, of Parcel I of the same premises conveyed by Jerolyn J. Boutilier, f/k/a Jerolyn J. Stiles, to Robert A. Stiles by Deed recorded in Vol. 2368, Page 117 of the Southern Aroostook Registry of Deeds.

PARCEL II: A certain parcel of land, being part of Lot Forty-Two (42) in the Town of Oakfield, County of Aroostook and State of Maine, being more particularly described as follows:

Commencing at a 5/8" rebar found on the southerly right of way line of the Webb Road at the northeast corner of the parcel conveyed to Katahdin Development Corporation by John R. Philbert and Sally S Philbert and described in Vol. 2216, Page 256 of the Southern Aroostook Registry of Deeds; thence westerly on the southerly right of way line of the Webb Road on a course bearing North Seventy Degrees Fifty Minutes Thirty-Seven Seconds West (N 70 degrees 50' 37" W) for a distance of eighty and no-hundredths (80.00) feet to a 5/8" rebar driven into the ground; thence southerly on a course bearing South Twenty-Four Degrees Two Minutes Forty-Six Seconds West (S 24 degrees 02' 46" W) for a distance of four hundred thirty-eight and sixty-seven hundredths (438.67) feet to a 5/8" rebar driven into the ground; thence easterly on a course bearing South Sixty-Seven Degrees Fifty- Two Minutes Fifty-Two Seconds East (S 67 degrees 52' 52" E) for a distance of eighty and no-hundredths (80.00) feet to a 5/8" rebar found at the northwest corner of the parcel conveyed by Robert A. Stiles to Daigle Oil Company by Deed dated September 21, 1999 and recorded in Vol. 3323, Page 125 of said Registry; thence northerly on a course bearing North Twenty-Four Degrees Zero Minutes Fifty- One Seconds East (N 24 degrees 00' 51" E) for a distance of four hundred twenty-two and eighty-hundredths (422.80) feet to a 5/8" rebar on the southerly right of way line of the Webb Road at the point of beginning. The herein described parcel contains eighty-one hundredths (.81) acres.

The herein Parcel II being the same premises conveyed by Katahdin Development Corporation to Robert A. Stiles by Warranty Deed dated December 26, 1999 and recorded in Vol. 3356, Page 194 of said Registry.

Recorded in the Southern District of Aroostook Registry of Deeds in Volume 3375, pages 020-023 on March 24, 2000.

PARCEL III: A certain parcel of land, being part of Lot Forty-Two (42) in the Town of Oakfield, County of Aroostook and State of Maine, being more particularly described as follows:

Commencing at a 5/8" rebar driven into the ground on the westerly right of way line of the River Road, so-called, at the northeast corner of the lot conveyed to Maine Public Service Company by Guy B. Chambers and Edna H Chambers and described in Book 551, Page 213 of the Southern Aroostook Registry of deeds; said point also being the southeast corner of the property conveyed to Gregory B. Nevers by Lynn M. Nevers by deed dated January 9, 1998 and recorded in Book 3097, Page 307 of the Southern Aroostook Registry of Deeds; thence westerly on a course bearing North Sixty-Eight Degrees Six Minutes Eight Seconds West (N 68 degrees 06' 08" W) along the south line of Nevers for a distance of one hundred forty-seven and ninety-eight hundredths (147.98) feet to a 5/8" rebar driven into the ground at the southwest corner of said Gregory B. Nevers parcel described in Book 3097, Page 307; thence northerly on the west line of Nevers on a course bearing North Twenty- One Degrees Fifty-Seven Minutes Thirty-Six Seconds East (N 21 degrees 57' 36" E) for a distance of twenty and zero-hundredths (20.00) feet to a point; thence easterly on a course bearing South Sixty-Eight Degrees Six Minutes Eight Seconds East (S 68 degrees 06' 08" E) for a distance of one hundred forth-seven and ninety-six hundredths (147.96) feet to a 5/8" rebar driven into the ground on the westerly right of way line of the River Road, so-called; thence southerly on the westerly right of way line of the River Road on a course bearing South Twenty-One Degrees Fifty-Three Minutes Fifty-Two Seconds West ( S21 degrees 53' 52" W) for a distance of twenty and zero-hundredths (20.00) feet to a 5/8" rebar driven into the ground as the point of beginning.

The herein described parcel contains .07 acres.

Recorded in the Southern Aroostook Registry of Deeds in Volume 3412, Page 278 on July 7, 2000.

PARCEL IV: A certain parcel of land, being part of Lot Forty-Two (42) in the Town of Oakfield, County of Aroostook and State of Maine, being more particularly described as follows:

Commencing at an axle found driven into the ground on the westerly right of way line of the River Road, so-called, at the southeast corner of the lot conveyed to Maine Public Company by Guy B. Chambers and Eda H. Chambers and described in Book 551, Page 213 of the Southern Aroostook Registry of Deeds; said point also being the northeast corner of the property conveyed to Marion R. and Joseph H. Dickinson by deed dated November 12, 1996 and recorded in Book 2999, Page 208 of the Southern Aroostook Registry of Deeds; thence westerly on the north line of said Dickinson on a course bearing North Sixty-Eight Degrees Six Minutes Eight Seconds West (N 68 degrees 06' 08" W) for a distance of one hundred sixty-five and zero-hundredths (165.00) feet to a 5/8" rebar driven into the ground at the northwest corner of Dickinson; thence southerly on the west line of Dickinson on a course bearing South Twenty-One Degrees Fifty-Three Minutes Fifty-Two Seconds West (S 21 degrees 53' 52" W) for a distance of thirty and zero-hundredths (30.00) feet to a 5/8" rebar driven into the ground; thence easterly on a course bearing South Sixty-Eight Degrees Six Minutes Eight Seconds East (S 68 degrees 06' 08" E) for a distance of one hundred sixty-five and zero-hundredths (165.00) feet to a 5/8" rebar driven into the ground on the westerly right of way line of the River Road, so-called; thence northerly on the westerly right of way line of the River Road on a course bearing North Twenty-One Degrees Fifty-Three Minutes and Two Seconds East (N 21 degrees 53' 52" E) for a distance of thirty and zero-hundredths (30.00) feet to the point of beginning.

The herein described parcel contains .11 acres.

Recorded in the Southern Aroostook Registry of Deeds Volume 3407, Page 193 on June 26, 2000.

WESTFIELD SUBSTATION LAND

A certain piece or parcel of land located on the south side of the Mars Hill Road, so-called, in the Town of Westfield, County of Aroostook, State of Maine, approximately three thousand (3,000) feet Easterly of the intersection of Easton Viner Road, so called, and said Mars Hill Road, being a part of original Lot Six (6), Range One (1) and more particularly described as follows:

Beginning at a 5/8" rebar set at the intersection of the Southerly sideline of the Mars Hill Road and the westerly limit of the Maine Public Service Company pole line right of way as conveyed to said company by Francis A. Tweedie and recorded in the Southern District of the Aroostook Registry of Deeds in Book 927, Page 92.

Said point of beginning also being three thousand seventy-three (3,073) feet Easterly from the centerline of traveled way of the Easton Viner Road, as measured along said Southerly sideline; thence southerly along said easterly limit of Maine Public Service Company right of way, South Seventeen Degrees Thirty-One Minutes Twelve Seconds West (S 17 degrees 31' 12" W) a distance of three hundred and no-hundredths (300.00) feet to a rebar set; thence Westerly and parallel to the Southerly limit of the Mars Hill Road, North Seventy-Two Degrees Four Minutes Twenty-Six Seconds West (N 72 degrees 04' 26" W) a distance of five hundred and no-hundredths (500.00) feet to a rebar set; thence Northerly and parallel to said Westerly limit of Maine Public Service Company right of way, North Seventeen Degrees Thirty-One Minutes Twelve Seconds East (N 17 degrees 31' 12" E) a distance of three hundred and no-hundredths (300.00) feet to a rebar set on the said Southerly sideline of Mars Hill Road; thence Easterly along said Southerly sideline of Mars Hill Road, South Seventy-Two Degrees Four Minutes Twenty-Six Seconds East (S 72 degrees 04' 26" E) a distance of five hundred and no- hundredths (500.00) feet to the point of beginning. The above-described piece or parcel of land contains three and forty-four hundredths (3.44) acres of land more or less.

Recorded in Southern District of Aroostook Registry of Deeds in Volume 3398, pages 141-142 on June 2, 2000.

PART II

TRANSMISSION LINES

ADDITIONAL RIGHT-OF-WAY, THE HOULTON TO ISLAND FALLS LINE, SO CALLED

A 44,000 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from Houlton to Island Falls, a distance of approximately 27.85 miles, said Maine Public Service Company line being constructed for the most part on rights-of-way conveyed to Maine Public Service Company by the following deeds:

			Recorded
Grantor	Date	Vol.	Page	Registry at:
Harold & Theodore Sherman	8/08/97	3021	044	Houlton
Edith A. Dwyer	8/08/97	3021	040	Houlton
Norman Grant III	9/15/97	3060	152	Houlton
Dale Hosford	10/28/97	3075	330	Houlton
Edith A. Dwyer	12/18/97	3090	319	Houlton
International Paper	03/06/98	3108	051	Houlton
Dale Hosford	07/09/98	3160	014	Houlton
Craig O. & Debra J. McLaughlin	07/30/98	3156	095	Houlton
Walter Sanders III &
Rebecca Ann Sanders	07/30/98	3156	124	Houlton
Leah and Albert Hersey	07/30/98	3156	093	Houlton
Judy M. Cameron	07/30/98	3167	292	Houlton
Glenn C. & Betty McGraw	08/03/98	3168	320	Houlton
Emery & Norma Nightingale	10/05/98	3192	111	Houlton
Inhabitants of Dyer Brook
Dyer Brook Selectmen	10/05/98	3192	109	Houlton
Charles E. Burpee	05/07/99	3266	321	Houlton
Joseph A. Farrar & Son, Inc.	12/09/98	3216	138	Houlton
Merle S. & Evelyn F. Burpee	04/22/99	3262	108	Houlton
Merle S. & Evelyn F. Burpee	04/22/99	3262	114	Houlton
Carlene Burpee	04/30/99	3264	263	Houlton
David W. & Leretta G. McLaughlin	04/26/99	3262	315	Houlton
Elery R. Grant	04/29/99	3264	217	Houlton
Alfred R. & Cleo B. Skolfield	03/27/00	3375	026	Houlton
E. Lawson & Janice E. Helsor	12/14/99	3351	179	Houlton
William S. Woods & Herbert E. Rhoda	12/16/99	3351	320	Houlton
Lysten M. & Judith A. Ivey	11/30/99	3347	086	Houlton
Ralph A. & Joan M. Ivey	12/03/99	3348	128	Houlton
Thomas J. & Pamela J. Anderson	01/11/00	3359	168	Houlton
Thomas J. Anderson, Trustee for	01/11/00	3359	170	Houlton
Thomas J. Anderson, D.M.D., P.A., Employee Retirement Benefit Plan
Walter M. & Amy Metherell	01/03/00	3357	028	Houlton
Rena B. Barton	01/03/00	3357	108	Houlton
Roderick G. & Elizabeth M. Lindsay	01/06/00	3358	143	Houlton
Bernard & Iona Nadeau	01/05/00	3358	083	Houlton
Robert W. Nadeau	01/14/00	3360	260	Houlton
Jack Q. & Donna N. Margison	01/10/00	3358	305	Houlton
Virginia Ford	01/06/00	3358	147	Houlton
Ernest Buchalla	01/10/00	3359	045	Houlton
Joey & Trudy Tarr	01/07/00	3358	174	Houlton
Joey & Trudy Tarr	01/07/00	3358	170	Houlton
Gerard J. Berthelette	01/07/00	3358	259	Houlton
Paul M. Jr. & Melanie Shields	01/25/00	3362	105	Houlton
Merwin H. & Shirley Crandall	01/24/00	3362	090	Houlton
Robert Kane	01/27/00	3363	031	Houlton
Lawrence & Mary Winchell	01/20/00	3361	197	Houlton
Linwood B. & Jean A. Jones	01/19/00	3361	122	Houlton
David W. Barrows	01/25/00	3362	164	Houlton
Joseph H. & Judith A. Anderson	01/31/00	3363	202	Houlton
Frank J. & Mary L. Stiles	02/07/00	3365	039	Houlton
Judith Small	02/03/00	3364	184	Houlton
Donald P. & Helen I. Woods	02/10/00	3365	283	Houlton
David T. & Aimee J. Goff	02/23/00	3368	144	Houlton
George N. & Gina Clark	02/22/00	3367	286	Houlton
Forest E. & Bobbie Jo Cummings	02/17/00	3367	121	Houlton
Bruce & Marla Crandall	02/25/00	3368	262	Houlton
David & Vallie H. Condon	03/08/00	3371	115	Houlton
David & Vallie H. Condon	03/08/00	3371	111	Houlton
David & Vallie H. Condon	03/08/00	3371	107	Houlton
David & Vallie H. Condon	03/08/00	3371	103	Houlton
David & Vallie H. Condon	03/08/00	3371	119	Houlton
Vallie H. Condon	03/08/00	3371	097	Houlton
Virginia Ford	03/03/00	3370	041	Houlton
John R. & Stephanie B. Woods	03/07/00	3370	328	Houlton
John A. Graham	04/07/00	3378	118	Houlton
Mary B. Stover	04/14/00	3381	138	Houlton
Joan H. Williams	05/02/00	3386	060	Houlton
Calvin III & Julie Doughty	05/01/00	3385	166	Houlton
Clement & Linda McGillicuddy	05/08/00	3387	322	Houlton
Paul M. Sr. & Betty I. Shields	05/18/00	3392	118	Houlton
Ray A., Annie E. & Brian R. Delong	05/16/00	3391	055	Houlton
Brent A. & Karen D. Watson	05/24/00	3395	210	Houlton
Shirley Spellman	06/01/00	3398	074	Houlton

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

CLAUSE VII

There is however, expressly excepted and excluded from the lien and operation of the Indenture the following described property of the Company, herein sometimes referred to as "excepted property":

(a) Any and all property expressly excepted and excluded from the Original Indenture and from the lien and operation thereof by Paragraph A of Clause XI of the Granting Clauses thereof and all property of the character expressly excepted or intended to be excepted and excluded by Paragraphs B through I of said Clause XI; and

(b) All property which prior to the execution and delivery of this Fifth Supplemental Indenture has been released by the Trustee or otherwise disposed of by the Company free from the lien of the Indenture, in accordance with the provisions thereof.

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

ARTICLE 2

Bonds of the 2025 Series and Certain

Provisions Relating Thereto

Section 2.01. Terms of the Bonds of the 2025 Series. There shall be a series of Bonds, known as and entitled "Second Mortgage and Collateral Trust Bonds, Series Due 2025" (herein referred to as the "Bonds of the 2025 Series"), and the form thereof shall be substantially as hereinafter set forth in Section 2.02.

The Bonds of the 2025 Series shall be issued to The Bank of New York, as Agent, to secure the obligations of the Company under a Letter of Credit and Reimbursement Agreement, dated as of October 1, 2000, among the Company, The Bank of New York ("BNY") and Fleet National Bank ("Fleet") and The Bank of New York, as Agent (in such capacity, "BNY Agent"), and as Issuing Bank (in such capacity, "BNY Issuing Bank") (the "Reimbursement Agreement"), pursuant to which BNY Issuing Bank has issued its irrevocable, transferrable, direct-pay letter of credit (the "Letter of Credit") to support certain Maine Public Utility Financing Bank Public Utility Refunding Revenue Bonds, Series 2025 (Maine Public Service Company Project) (the "Revenue Bonds").

The aggregate principal amount of the Bonds of the 2025 Series which may be authenticated and delivered and outstanding under this Fifth Supplemental Indenture shall be limited to $4,525,000 except for duplicate Bonds, authenticated and delivered pursuant to Section 2.12 of the Original Indenture. The definitive Bonds of the 2025 Series shall be issued only as registered Bonds without coupons of the denomination of $1.00 and of any multiple thereof and shall be registered in the name of the BNY Agent.

The date of authentication on the original issuance of the Bonds of the 2025 Series shall be the date of commencement of the first interest period for such Bonds. All Bonds of the 2025 Series shall mature October 1, 2025, and shall bear interest at the Default Rate as set forth in, and in accordance with, the Reimbursement Agreement until the payment of the principal thereof. Both principal of and interest on the Bonds of the 2025 Series will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts, at the principal office in The City of New York, New York, of the Trustee or, at the office of its successor as Trustee. Interest on the Bonds of the 2025 Series shall, unless otherwise directed by the respective registered holders thereof, be paid by checks payable to the order of the respective holders entitled thereto, and mailed by the Trustee by first class mail, postage prepaid, to such holders at their respective registered addresses as shown on the Bond register for the Bonds of the 2025 Series.

The definitive Bonds of the 2025 Series may be issued in the form of Bonds engraved, printed or lithographed on steel engraved borders and the signature of the President, or a Vice President and of the Secretary or an Assistant Secretary of the Company may be facsimile. Bonds of the 2025 Series may also be issued as temporary printed, lithographed or typewritten Bonds, and, so long as the registered holder of such Bonds does not request their exchange for Bonds in definitive form, the Company shall not be deemed to have unreasonably delayed the preparation, execution and delivery of definitive Bonds as called for by Section 2.08 of the Original Indenture.

Notwithstanding any provision in the Original Indenture to the contrary, the person in whose name any Bond of the 2025 Series is registered at the close of business on any record date (as hereinbelow defined) with respect to any interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding the cancellation of such Bond of the 2025 Series upon any transfer or exchange thereof (including any exchange effected as an incident to a partial redemption thereof) subsequent to the record date and prior to such interest payment date, except that, if and to the extent that the Company shall default in the payment of the interest due on such interest payment date, then the registered holders of Bonds of the 2025 Series on such record date shall have no further right to or claim in respect of such defaulted interest as such registered holders on such record date, and the persons entitled to receive payment of any defaulted interest thereafter payable or paid on any Bonds of the 2025 Series shall be the registered holders of such Bonds of the 2025 Series on the record date for payment of such defaulted interest. The term "record date" as used in this Section 2.01, and in the form of the Bonds of the 2025 Series, with respect to any interest payment date applicable to the Bonds of the 2025 Series, shall mean the May 15 next preceding a June 1 interest payment date or the November 15 next preceding a December 1 interest payment date, as the case may be, or a special record date established for defaulted interest as hereinafter provided.

In the case of failure by the Company to pay any interest when due, the claim for such interest shall be deemed to have been transferred by transfer of any Bond of the 2025 Series registered on the Bond register, and the Company by not less than 10 days written notice to bondholders may fix a subsequent record date, not more than 15 days prior to the date fixed for the payment of such interest, for determination of holders entitled to payment of such interest. Such provision for establishment of a subsequent record date, however, shall in no way affect the rights of bondholders or of the Trustee consequent on any default.

Except as provided in this Section 2.01, every Bond of the 2025 Series shall be dated as provided in Section 2.05 of the Original Indenture except that upon original issuance of the Bonds of the 2025 Series, the Bonds of the 2025 Series shall be dated the date of authentication. Notwithstanding any provision in the Original Indenture to the contrary, so long as there is no existing default in the payment of interest on the Bonds of the 2025 Series, all Bonds of the 2025 Series authenticated by the Trustee between the record date for any interest payment date and such interest payment date shall be dated such interest payment date and shall bear interest from such interest payment date.

As permitted by the provisions of Section 2.10 of the Original Indenture and upon payment at the option of the Company of a sum sufficient to reimburse it for any stamp tax or other governmental charge as provided in Section 2.11 of the Original Indenture, Bonds of the 2025 Series may be exchanged for other Bonds of the 2025 Series of different authorized denominations of like aggregate principal amount. Notwithstanding the provisions of Section 2.11 or the last sentence of the first paragraph of Section 2.12 of the Original Indenture, no further sum, other than the sum sufficient to reimburse the Company for any stamp taxes or other governmental charges, shall be required to be paid upon any exchange or replacement of Bonds of the 2025 Series or upon any transfer thereof.

The Bonds of the 2025 Series shall be nontransferable prior to maturity except upon the prior written consent of the Company or to effect transfer to any successor or assignee of BNY Agent if and to the extent that BNY Agent shall have assigned its rights under the Reimbursement Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in The City of New York, New York, upon surrender and cancellation of such Bonds of the 2025 Series, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of such Bonds of the 2025 Series or by his duly authorized attorney, and thereupon a new Bond of the 2025 Series, for a like principal amount, will be issued to the successor or assignee of BNY Agent, in exchange therefor.

The Trustee hereunder shall, by virtue of its office as such Trustee, be the registrar and transfer agent of the Company for the purpose of registering and transferring Bonds of the 2025 Series. Notwithstanding any provision in the Original Indenture to the contrary, neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 2025 Series for a period of ten days next preceding any designation of the Bonds of the 2025 Series to be redeemed and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption.

Section 2.02. Form of Bonds of the 2025 Series. The text of the Bonds of the 2025 Series and the Trustee's authentication certificate to be executed on the Bonds of said series, shall be in substantially the following forms, respectively.

[FORM OF FACE OF BOND OF THE 2025 SERIES]

No. [ ] $

MAINE PUBLIC SERVICE COMPANY

Second Mortgage and Collateral Trust Bond,

Series due 2025

Due October 1, 2025

MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter sometimes called the "Company"), for value received, hereby promises to pay to ________________ or registered assigns, on October 1, 2025, the sum of ________________ Dollars (the "Stated Principal Amount") or, if less, the Effective Principal Amount (as hereinafter defined) on such date, and to pay to the registered owner hereof interest on the Stated Principal Amount or, if less, on the Effective Principal Amount from the date hereof at the applicable rate of interest as set forth in, and in accordance with, the Reimbursement Agreement (as hereinafter defined) until the payment of the principal thereof.

The Bonds of the 2025 Series, including this bond, are issued to secure the obligations of the Company under a Letter of Credit and Reimbursement Agreement, dated as of October 1, 2000 (the "Reimbursement Agreement") among the Company, The Bank of New York ("BNY") and Fleet National Bank ("Fleet") and The Bank of New York, as Agent (in such capacity, "BNY Agent") and as Issuing Bank (in such capacity, "BNY Issuing Bank"), pursuant to which BNY Issuing Bank has issued its irrevocable, transferrable, direct-pay letter of credit (the "Letter of Credit") to support certain Maine Public Utility Financing Bank Public Utility Refunding Revenue Bonds, Series 2025 (Maine Public Service Company Project) (the "Revenue Bonds"). The obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements or other expenses and indemnification) of the Company due and to become due under or otherwise in respect of the Reimbursement Agreement, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended or renewed, deferred, refunded, refinanced or restructured, and including all indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, are all hereinafter called the "Reimbursement Agreement Obligations". The "Effective Principal Amount" of this bond as of the time of any determination is an amount equal to the Reimbursement Agreement Obligations outstanding and unpaid at such time multiplied by a fraction, the numerator of which is 4.525 and the denominator of which is 9.525, such product in turn to be multiplied by a fraction, the numerator of which is the Stated Principal Amount and the denominator of which is $4,525,000.

The obligation of the Company to make any payment of interest on the Bonds of the 2025 Series, when such interest shall be due and payable (including, but not limited to, October 1, 2025), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Reimbursement Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of the Bonds of the 2025 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that such payment of principal shall be due (including, but not limited to, October 1, 2025), the Company shall have paid all amounts then due pursuant to Sections 2.03 and 2.04 of the Reimbursement Agreement or otherwise due with respect to Reimbursement Agreement Obligations.

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

IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused these presents to be executed in its name and behalf by its President or one of its Vice Presidents and its corporate seal or a facsimile thereof to be affixed hereto and attested by its Secretary or one of its Assistant Secretaries, all as of __________, 20__.

MAINE PUBLIC SERVICE COMPANY

By:

Vice President

Attest:

Secretary

[FORM OF REVERSE OF BOND OF THE 2025 SERIES]

This bond constitutes the entire series designated as Bonds of the 2025 Series, of an authorized issue of bonds of the Company, known as Second Mortgage and Collateral Trust Bonds, issued under and equally secured (except in so far as any sinking fund, replacement fund or other fund established in accordance with the provisions of the Indenture hereinafter mentioned may afford additional security for the bonds of any specific series) by an Indenture of Second Mortgage and Deed of Trust dated as of October 1, 1985, duly executed and delivered by the Company to The Bank of New York, as successor to J. Henry Schroder Bank and Trust

Company, as Trustee, to which Indenture of Second Mortgage and Deed of Trust as supplemented and modified by indentures supplemental thereto, including a Fifth Supplemental Indenture dated as of October 1, 2000, duly executed by the Company to said Trustee and all further indentures supplemental thereto (herein sometimes collectively called the "Indenture"). Reference is hereby made for a description of the property mortgaged and pledged as security for said bonds, the nature and extent of the security, and the rights, duties and immunities thereunder of the Trustee, the rights of the holders of said bonds and of the Trustee and of the Company in respect of such security, and the terms upon which said bonds may be issued thereunder.

This bond shall be subject to redemption as a whole or in part, at any time, at the option of the Company prior to maturity upon payment of the principal amount hereof in the manner provided for in the Indenture. In the event that the Revenue Bonds outstanding under the Indenture of Trust, dated as of October 1, 2000, between the Maine Public Utility Financing Bank and State Street Bank and Trust Company (the "Revenue Bond Indenture") shall become immediately due and payable pursuant to Section 9.01(e) or 9.01(f) of the Revenue Bond Indenture, this bond shall be redeemed by the Company, on the date such Revenue Bonds shall have become immediately due and payable. In such event, this bond shall be redeemed by the Company at the Stated Principal Amount hereof or, if less, the Effective Principal Amount hereof on the date fixed for redemption, plus unpaid interest accrued to the date of redemption.

If this bond (or any portion thereof (One Dollar or a multiple thereof)) is duly called for redemption and payment duly provided for as specified in the Indenture, this bond shall cease to be entitled to the lien of the Indenture from and after the date payment is so provided for and shall cease to bear interest from and after the redemption date.

Except as may be otherwise provided in any agreement entered into pursuant to the provisions of said Fifth Supplemental Indenture, in the event of the selection for redemption of a portion only of the principal of this bond, payment of the redemption price will be made only (a) upon presentation of this bond for notation hereon of such payment of the portion of the principal of this bond so called for redemption, or (b) upon surrender of this bond in exchange for a bond or bonds of authorized denominations of the same series, for the unredeemed balance of the principal amount of this bond.

The Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of the not less than seventy-five percent in principal amount of the bonds (exclusive of bonds disqualified by reason of the Company's interest therein) at the time outstanding, including, if more than one series of bonds shall be at the time outstanding, not less than sixty percent in principal amount of each series affected, to effect, by an indenture supplemental to the Indenture, modifications or alterations of the Indenture and of the rights and obligations of the Company and of the holders of the bonds; provided, however, that no such modification or alteration shall be made without the written approval or consent of the registered holder hereof which will (a) extend the maturity of this bond or reduce the rate or extend the time of payment of interest hereon or reduce the amount of the principal hereof, or (b) permit the creation of any lien, not otherwise permitted, prior to or on a parity with the lien of the Indenture, or (c) reduce the aforesaid percentage of the principal amount of the bonds, the holders of which are required to approve or consent to such modification or alteration.

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

This bond is nontransferable prior to its maturity except upon the prior written consent of the Company or to effect transfer to any successor or assignee of BNY Agent if and to the extent that BNY Agent shall have assigned its rights under the Reimbursement Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in The City of New York, New York, upon surrender of this bond for cancellation and upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Fifth Supplemental Indenture, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of this bond or by his duly authorized attorney, and thereupon a new bond of this series, for a like principal amount, will be issued to the successor or assignee of BNY Agent in exchange therefor, as provided in the Indenture.

The registered holder of this bond at his option may surrender the same for cancellation at said office of the Trustee and to receive in exchange therefor the same aggregate principal amount of registered bonds of the same series but of other authorized denominations upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Fifth Supplemental Indenture and subject to the terms and conditions therein set forth.

Neither the Company nor the Trustee shall be required to make transfers or exchanges of bonds of this series for a period of ten days next preceding any designation of bonds of said series to be redeemed, and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption. Subject to the provisions of said Fifth Supplemental Indenture, if this bond is surrendered for any transfer or exchange between the record date for any interest payment date and such interest payment date, the new bond will be dated such interest payment date.

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

BONDS OF THE 2025 SERIES]

This is one of the bonds, of the series designated therein, described in the within mentioned Indenture.

THE BANK OF NEW YORK

As Trustee,

By:

Authorized Officer

Section 2.03. Discharge of Company's Obligation for Payment. The obligation of the Company to make any payment of interest on Bonds of the 2025 Series, when such interest shall be due and payable (including, but not limited to, October 1, 2025), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Reimbursement Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of Bonds of the 2025 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that any such payment of principal shall be due (including, but not limited to, October 1, 2025), the Company shall have paid BNY Agent all amounts then due pursuant to Sections 2.03 and 2.04 of the Reimbursement Agreement or otherwise due with respect to the Reimbursement Agreement Obligations. The Trustee may conclusively presume that at any particular time, the obligations of the Company to make payments with respect to the principal of and interest on the Bonds of the 2025 Series shall have been satisfied and discharged up until such time unless and until the Trustee shall have received a notice as described in Section 12.01(m) of the Indenture. Whenever all of the Reimbursement Agreement Obligations shall have been satisfied and the Letter of Credit shall have been terminated, the aggregate principal amount of all of the Bonds of the 2025 Series shall be surrendered by BNY Agent to the Trustee for cancellation, and upon such surrender shall be deemed fully paid.

Section 2.04. Redemption Provisions for the Bonds of the 2025 Series. The Bonds of the 2025 Series shall be subject to redemption as a whole or in part, at any time, at the option of the Company prior to maturity upon payment of an amount equal to the Stated Principal Amount thereof or, if less, the Effective Principal Amount thereof including interest accrued thereon to the redemption date.

In the event that the Revenue Bonds outstanding under the Indenture of Trust, dated as of October 1, 2000, between the Maine Public Utility Financing Bank and State Street Bank and Trust Company (the "Revenue Bond Indenture") shall become immediately due and payable pursuant to Section 9.01(e) or 9.01(f) of the Revenue Bond Indenture, all Bonds of the 2025 Series then outstanding shall be redeemed by the Company, on the date such Revenue Bonds shall have become immediately due and payable. In such event, the Bonds of the 2025 Series shall be redeemed by the Company at the Stated Principal Amount thereof or, if less, the Effective Principal Amount thereof on the date fixed for redemption, plus unpaid interest accrued to the date of redemption.

The Trustee may conclusively presume that no redemption of Bonds of the 2025 Series is required pursuant to this Section 2.04 unless and until the Trustee shall have received a written notice from BNY Agent stating that an "Event of Default" under the Reimbursement Agreement has occurred and is continuing. Said notice shall also contain a waiver of notice of such redemption by BNY Agent as holder of all of the Bonds of the 2025 Series then outstanding.

Any redemption pursuant to this Section 2.04 shall be made, together in any case with interest accrued thereon to the redemption date, upon not less than 30 days' nor more than 90 days' notice given by first class mail, postage prepaid, to the holder of record at the date of such notice of each Bond of the 2025 Series at his address as shown on the Bond register for Bonds of the 2025 Series. Such notice shall be sufficiently given if deposited in the United States mail within such period. Neither the failure to mail such notice, nor any defect in any notice so mailed to any such holder, shall affect the sufficiency of such notice with respect to other holders. No notice of redemption need be given if the holders of all Bonds of the 2025 Series called for redemption waive notice thereof in writing and such waiver is filed with the Trustee.

Section 2.05. Bondholders' List. Notwithstanding the provisions of Section 11.02(B) of the Original Indenture, any one of the holders of the Bonds of the 2025 Series shall be entitled to make application to the Trustee for a Bondholders' list as provided for in Section 11.02.

Section 2.06. Mutilated, Lost or Destroyed Bonds. Notwithstanding the provisions of Section 2.12 of the Original Indenture, for so long as any holder of Bonds of the 2025 Series shall be an institutional holder, an unsecured indemnity provided by such holder shall be deemed acceptable for purposes of requesting a replacement bond for a mutilated, lost or destroyed Bond of the 2025 Series.

Section 2.07. Duration of Effectiveness of Article Two. This Article shall be of force and effect only so long as any Bonds of the 2025 Series are outstanding.

ARTICLE 3

Modification of the Indenture

Section 3.01. Section 12.01 of the Indenture is hereby amended by adding a new clause (m) to said Section which reads as follows:

"(m) so long as any of the Bonds of the 2025 Series are outstanding, upon receipt by the Trustee of a notice from the holder of the Bonds of the 2025 Series that an event of default under the Reimbursement Agreement has occurred and is continuing;"

Section 3.02. Duration of Effectiveness of Article Three. This Article shall be of force and effect only so long as any Bonds of the 2025 Series are outstanding.

ARTICLE 4

Authentication and Delivery of Bonds of the 2025 Series

Section 4.01. Upon the execution and delivery of this Fifth Supplemental Indenture, Bonds of the 2025 Series in the aggregate amount of Four Million Five Hundred Twenty-five Thousand Dollars ($4,525,000) may forthwith, or from time to time thereafter, and upon compliance by the Company with the provisions of Article Five of the Indenture, be executed by the Company and delivered to the Trustee and shall thereupon be authenticated and delivered by the Trustee to or upon the written order of the Company. Additional Bonds of the 2025 Series may be executed, authenticated and delivered from time to time as permitted by the provisions of Article Five of the Original Indenture.

ARTICLE 5

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

Section 5.02. This Fifth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, as amended and supplemented, and shall form a part thereof, and, except as hereby supplemented, the Original Indenture, as amended and supplemented, is hereby ratified, approved and confirmed.

Section 5.03. The recitals contained in this Fifth Supplemental Indenture are made by the Company and not by the Trustee and all of the provisions contained in the Original Indenture, as amended and supplemented, in respect of the rights, privileges, immunities, powers and duties of the Trustee shall, except as hereinabove modified, be applicable in respect hereof as fully and with like effect as if set forth herein in full.

Section 5.04. Nothing in this Fifth Supplemental Indenture contained shall be deemed to abrogate, modify or contravene any provisions of the Original Indenture, as amended and supplemented, required to be included therein by any of the provisions of Section 310 to 318, inclusive, of the Trust Indenture Act of 1939, it being the intention hereof that said provisions of the Original Indenture, as amended and supplemented, shall continue in full force and effect. Unless otherwise indicated, the terms used in this Fifth Supplemental Indenture are intended to have the meanings given to such terms in the Original Indenture, as amended and supplemented.

Section 5.05. Nothing in this Fifth Supplemental Indenture expressed or implied is intended or shall be construed to give to any person other than the Company, the Trustee, and the holders of the Bonds issued and to be issued under the Indenture, any legal or equitable right, remedy or claim under or in respect of the Original Indenture, as amended and supplemented, or this Fifth Supplemental Indenture, or under any covenant, condition or provisions therein or herein or in the Bonds contained; and all such covenants, conditions and provisions are and shall be held to be for the sole and exclusive benefit of the Company, the Trustee and the holders of the Bonds issued and to be issued under the Indenture.

Section 5.06. The titles of Articles and any wording on the cover of this Fifth Supplemental Indenture are inserted for convenience only.

Section 5.07. All the covenants, stipulations, promises and agreements in this Fifth Supplemental Indenture contained made by or on behalf of the Company or of the Trustee shall inure to and bind their respective successors and assigns.

Section 5.08. Although this Fifth Supplemental Indenture is dated for convenience and for the purpose of reference as of October 1, 2000, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgments hereto annexed.

Section 5.09. In order to facilitate the recording or filing of this Fifth Supplemental Indenture, the same may be simultaneously executed in several counterparts, each of which shall be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused this Fifth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents and its corporate seal to be hereunto affixed and attested by its Secretary, or one of its Assistant Secretaries; and THE BANK OF NEW YORK in token of its acceptance of the trust hereby created has caused this Fifth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents or one of its Second Vice Presidents and its corporate seal to be hereunto affixed and attested by its Assistant Secretary, all as of the day and year first above written.

MAINE PUBLIC SERVICE COMPANY

/s/ Larry E. LaPlante

Name: Larry E. LaPlante

Title: Vice President

CORPORATE SEAL

Attest:

/s/ Stephen A. Johnson

Name: Stephen A. Johnson

Title: Secretary

Signed, sealed and delivered

by MAINE PUBLIC SERVICE COMPANY

in the presence of:

/s/ Marilyn L. Bouchard

Marilyn L. Bouchard

/s/ Alice E. Shepard

Alice E. Shepard

THE BANK OF NEW YORK

/s/ Julie Salovitch-Miller

Name: Julie Salovitch-Miller

Title: Vice President

CORPORATE SEAL

Attest:

/s/ Patrick O'Leary

Name: Patrick O'Leary

Title: Assistant Secretary

Signed, sealed and delivered

by THE BANK OF NEW YORK

in the presence of:

/s/ Marie E. Trimboli

Name: Marie E. Trimboli

Title: Assistant Treasurer

/s/ Van K. Brown

Name: Van K. Brown

Title: Vice President

Exhibit 10(ac)

WHOLESALE POWER SALES AGREEMENT

THIS WHOLESALE POWER SALES AGREEMENT (the "Agreement"), is effective as of the 9th day of December, 1999 ("Effective Date"), by and between Energy Atlantic, LLC (hereinafter "Atlantic") a Maine limited liability company, and Engage Energy US, L.P. (hereafter "Engage"), a Delaware limited partnership. Atlantic and Engage are hereafter sometimes referred to individually as "Party" and collectively as "Parties".

RECITALS

A. WHEREAS, as of March 1, 2000, the Maine retail electric utility industry will be restructured, whereby the marketing and sale of electricity will be subject to competitive market forces; and

B. WHEREAS, Atlantic, being licensed by the Maine Public Utilities Commission as a Competitive Electricity Provider, is a marketer of energy, capacity, and ancillary services to the retail market in Maine; and

C. WHEREAS, Engage is a supplier of energy products; and

D. WHEREAS, Engage is also a wholesale marketer of electricity, licensed by the Federal Energy Regulatory Commission, that purchases and sells energy throughout the United States; and

E. WHEREAS, Atlantic desires to purchase power from Engage on a wholesale basis for the purpose of serving Atlantic's retail market.

NOW, THEREFORE, in consideration of the mutual promises and covenants hereinafter contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Parties represent, covenant, and agree as follows:

ARTICLE 1

DEFINITIONS

In addition to terms defined elsewhere in this Agreement, the following definitions shall apply hereunder.

"Agreement" shall have the meaning ascribed to it in the preamble.

"Ancillary Services" means services which are necessary to support the transmission of electric capacity and energy from generating resources to loads while maintaining reliable operation of the integrated transmission network in accordance with the tariffs of applicable transmission providers and requirements, if any, of the Bulk Power Administrators. Subject to applicable tariffs and rules of the Bulk Power Administrators, Ancillary Services shall include, without limitation, TMSR (Ten Minute Spinning Reserve); TMNSR (Ten Minute Non-Spinning Reserve); TMOR (Thirty Minute Operating Reserve); Regulation and Frequency Response; ICAP (Installed Capacity or Installed Capability); Scheduling and Dispatch Services, and; Reactive Supply and Voltage Control.

"Bandwidth" means all deviations of the actual hourly load from the hourly load forecasted by Atlantic within a range of up to, but no greater than, plus or minus 8% as determined by the relevant Bulk Power Administrator, for the purpose of allocating any settlement cost, penalties, or revenues pursuant to Sections 4.4 and 7.2.

"Bulk Power Administrator" means any one of two Independent System Administrators that, within their respective control areas, oversee or administer the electricity market and bulk transmission systems. The two Administrators are the Northern Maine Independent System

Administrator (ISA) and the ISO New England, Inc. (ISO).

"Business Day" means any day on which Federal Reserve member banks in New York City are open for business.

"Capacity" means electric capacity delivered by Engage to Atlantic.

"Confirmation Letter" means a written notice substantially in the form set forth on Exhibit "A" specifying the Customized Terms.

"Contract Quantity" means that quantity of Electric Supply that Engage agrees to deliver, or cause to be delivered, to Atlantic, and that Atlantic agrees to receive, or cause to be received, from Engage, in a Transaction.

"Credit Risk" means the possibility that any retail customer does not or cannot pay for all or any part of the Electric Supply consumed by it in accordance with the terms and conditions under which it has purchased such Electric Supply.

"Customized Terms" means the terms of individual Transactions negotiated specifically for each Transaction, which terms shall include at a minimum: (i) the identity of Atlantic and Engage, (ii) the Transfer Price, (iii) the Contract Quantity, (iv) the Schedule, including Period of Delivery, (v) responsibility for control area services, (vi) Delivery Point and (vii) responsibility and terms for delivery, which may include, without limitation, designation of off-peak and peak hours, and buy-out provisions.

"Delivery Period" means the period of time measured from the date deliveries of Electric Supply are to commence under a Transaction through the date deliveries are to terminate under a Transaction.

"Delivery Point(s)" means the interface between (i) any transmission and distribution utility and (ii) the bulk transmission system used to deliver that Electric Supply to the transmission and distribution utility as set forth in a Confirmation Letter.

"Electric Supply" means any, Capacity and/or Energy and/or Ancillary Services that is the subject of any Transaction and set forth in a Confirmation Letter as contemplated by this Agreement.

"Energy" means electric energy delivered by Engage to Atlantic.

"FERC" means The Federal Energy Regulatory Commission, or any successor thereto.

"Force Majeure" means any cause that the Party claiming Force Majeure ("Claiming Party") was unable, in the exercise of due diligence, to avoid, overcome and is beyond the reasonable control of, the Claiming Party, including, without limitation, acts of God, such as floods, earthquakes, landslides, tornadoes, hurricanes, blizzards, or unusually severe storms; fires, explosions; civil or Public disturbances; strikes, lockouts, or labor disputes; acts of the Public enemy; invasions; wars; insurrections or riots; sabotage; action or restraint of any government or governmental authority (so long as the Claiming Party has not applied for or assisted in the application for, and has opposed where and to the extent reasonable, such government action); labor or material shortage; force majeure under any supply contract affecting a transmission provider or supplier of electric services; fuel or supply curtailments; and threatened or actual system emergencies. In a Firm Transaction, interruption by a transmission provider shall not be deemed to be an event of Force Majeure unless (i) the Party contracting with the transmission provider shall have made arrangement with such transmission provider for the firm transmission, as defined in the transmission provider's tariff, of Energy to be delivered hereunder and (ii) such interruption is due to force majeure, authorized curtailment, or system emergencies as defined under the transmission provider's tariff. The settlement of strikes, walkouts, lockouts, and other labor disputes shall be entirely within the discretion of a Party.

"Forecasting" means the acts of Atlantic in providing aggregate MW load forecasts on any of an hourly, daily, weekly, or monthly basis for retail load served in either the ISO or ISA control areas.

"Good Electric Operating Practice" means the practices, methods, and acts engaged in or approved by a significant portion of the electric power industry during the relevant time period, or the practices, methods, and acts which, in the exercise of reasonable judgement in light of the facts known at the time the decision was made, could have been expected to accomplish the desired result consistent with reliability, safety, expedition, the requirements of governmental agencies having jurisdiction and, if appropriate or relevant under the transaction in question, at the lowest reasonable costs; such term is not intended to be limited to the optimum practice, method or act to the exclusion of all others, but rather to constitute a spectrum of acceptable practices, methods or acts.

"Interest Rate" means the lesser of (i) the Prime Rate plus two percent or (ii) the maximum lawful rate of interest permitted by applicable law.

"MPUC" means the Maine Public Utilities Commission, or any successor thereto.

"Northern Maine" means those portions of Aroostook, Washington, and Penobscot Counties, Maine located within the control area of the Northern Maine Independent System Administrators.

"Prime Rate" means, for any date, the then-effective per annum prime rate of interest for commercial loans from U.S. banks, published under "Money Rates" by the Wall Street Journal (adjusted on a daily basis for any change in such published rate) or the maximum applicable lawful interest rate, whichever is less.

"Retail Sales" means sales of Electric Supply to any retail customers, as defined in Section 2.1 of this Agreement.

"Schedule" or "Scheduling" or "Scheduled" means the acts of Engage, or its designated representative, including its transmission providers or generators, if applicable, of notifying, requesting and confirming to the appropriate Bulk System Administrator the quantity and type of Electric Supply, to be delivered hourly pursuant to a Transaction hereunder, on any given day or days during the Period of Delivery at a specified Delivery Point.

"Standard Offer Service" means electric generation Service provided at retail to any electricity consumer who does not obtain electric generation Service at retail from a competitive electricity provider pursuant to Chapter 301 (or its successor) of the MPUC's Rules and Regulations.

"Taxes" means all applicable federal, state, and local ad valorem, property, occupation, utility, gross receipts, sales, use, excise, and other taxes, governmental charges, duties, tariffs, levies, license fees, licenses, permits and assessments, other than taxes based on net income or net worth.

"Terms of Service Document" means the document issued to customers by Atlantic pursuant to Chapter 305 of the MPUC's Regulations.

"Trade Secrets" means any documentation, material, data, or other information, collected or compiled, or created (i) by Atlantic in connection with the Transactions or the Retail Sales, and which consists of any customer lists and customer files that Atlantic may generate, sales information, lists, statements, or data; prospects lists; information regarding orders, delivery requirements, and purchasing patterns, marketing, or customer information relating to retail sales established from performance by Atlantic of the Transactions or the Retail Sales, or both; (ii) by Engage in connection with the procedures, techniques or other mechanisms by which it manages any of the risks associated with the purchase and delivery to Atlantic of the Electric Supply; and (iii) all documentation and other information relating to any of the foregoing.

"Transaction" means any transaction involving the delivery by Engage to Atlantic, of Electric Supply on a wholesale basis, in accordance with the terms and conditions set forth in a Confirmation Letter and in this Agreement.

"Transfer Price" shall have the meaning ascribed in Section 7.2.

"Wholesale" means that which is not retail.

ARTICLE 2

EXCLUSIVITY

2.1 Exclusivity. Atlantic agrees that it will obtain all its electric energy requirements (including, without limitation, its requirements for energy, capacity, and Ancillary Services) for retail sales exclusively from Engage, provided that Engage is in compliance with the terms of this Agreement. Engage, in turn, agrees that it shall use all commercially reasonable efforts to comply with any reasonable request by Atlantic to supply Atlantic with electric energy (including, without limitation, its requirements for energy, capacity and Ancillary Services) for such retail sales. Engage further agrees that it will not directly sell to (a) any other party licensed as a competitive electricity provider in the State of Maine for the purpose of resale to the Maine retail electric market, or (b) to any retail customer in the State of Maine, provided that Atlantic is in compliance with the terms of this Agreement. As used herein "retail" means those sales of electric energy, capacity, and Ancillary Services that, under Maine law, may only be made by a party licensed by the MPUC to make such sales including, without limitation, sales made directly to (i) a customer for its own end-use and not for re-sale to others, (ii) to an entity, such as an aggregator or broker, acting on behalf of such end-use customers, or (iii) a customer who subscribes to Standard Offer Service.

2.2 Consultation. Atlantic shall be responsible for all retail electric marketing-related activities (except as set forth in Section 3.3). Engage shall assist in the marketing effort by having its representative, who is knowledgeable in power sales, available from time to time to consult with, or participate in, marketing meetings, proposals, training sessions, or other activities, upon the request of Atlantic; provided that under no circumstances shall Engage be required to carry out any activity that would require it to obtain a Competitive Energy Provider license, other retail sales license, or authorization of any kind, from the MPUC.

2.3 Wholesale Sales. Atlantic may act in the capacity of a broker bringing Wholesale opportunities to Engage for compensation to be determined on a case-by-case basis. Atlantic is not authorized to bind Engage. Engage reserves the right in its sole and unlimited discretion to decline to participate in any Wholesale opportunities presented by Atlantic. Wholesale sales shall not be subject to the exclusivity provisions of Section 2.1.

ARTICLE 3

CREDITWORTHINESS

3.1 Guaranty to Atlantic. Subject to receipt of all requisite approvals, on or before the forty-five days following the Effective Date, Engage shall provide to Atlantic a guaranty from one or both of its parent entities agreeing to guarantee Atlantic the payment of any Interruption Damages to which Atlantic may be entitled under Section 4.9 of this Agreement, not to exceed $35 million. This guarantee shall be in the form set forth in Exhibit C and shall remain in effect with respect to any Transactions consummated during the term of this Agreement for a period of two years after the termination of this Agreement.

3.2 Pledge of Receivables. As of the Effective Date, Atlantic shall issue a Pledge and grant a first priority security interest in: (a) its cash; and (b) all of its receivables (irrespective of whether such receivables are associated with the sale of energy) to secure the payment of the Transfer Price and performance of Atlantic's obligations under Article 7 of this Agreement by executing a Security Agreement in a form as set forth on Exhibit D and other documents associated therewith which may be necessary for Engage to perfect such security interest. Nothing herein shall be construed so as to create an obligation on the part of Atlantic's parent company in favor of Engage.

3.3 Retail Credit Approval. Engage and Atlantic shall mutually agree upon retail Credit Risk with respect to any particular retail customer or particular group of retail customers whose load exceeds or is expected to exceed 1 MW. This mutual responsibility shall not, however, in any way modify the Revenue Sharing formula established under Article 7.

ARTICLE 4

TRANSACTIONS

4.1 Transaction Procedures. The Parties shall enter into Transactions pursuant to the following procedures:

(a) Within ten (10) days prior to the first day of every month, Engage shall provide Atlantic Transfer Prices for Energy, Capacity, and Ancillary Services by customer class, customer groups, or in any other form as the Parties may agree, which price shall be firm for a period of days to be specified and shall remain firm for a Delivery Period to be specified. For Standard Offer Service, Engage shall provide Atlantic a Transfer Price which shall be firm for the delivery period as requested in the applicable bid request.

(b) Five (5) days prior to the first day of every month, Atlantic will provide Engage a forecast of volumes, by customer class, customer group, or in any other form as the Parties agree. After receipt of the forecast, Engage shall prepare a Confirmation Letter(s) in a form as set forth on Exhibit A, to be executed by the Parties, setting forth the terms of the Transaction for the Delivery Period(s).

(c) Upon receipt of the executed Confirmation Letter(s), Engage shall Schedule deliveries to the Delivery Point(s), pursuant to the terms of the Confirmation Letter(s). Atlantic may amend the forecast at any time and request an amendment to the schedules accordingly. Engage will make commercially reasonable efforts to accommodate such requests, which if made will be effective upon acceptance by the Bulk Power Administrator.

(d) Atlantic, or the applicable T&D on behalf of Atlantic, shall provide any information reasonably requested by Engage for purposes of reconciling schedules, deliveries, and payments, by customer class and customer group, including but not limited to, invoiced amounts per billing cycle, expected remittance dates, sales tax broken out on invoice amounts, copies of invoices, etc.

(e) Each Party consents to the recording of its representatives' telephone conversations and if duly authenticated, such recordings may be introduced into evidence to prove the existence and terms of any oral Transaction.

(f) In the event of a conflict between the terms of this Agreement and the terms of an executed Confirmation Letter, the terms of the Confirmation Letter shall prevail, provided however that the Transfer Price shall be applied to actual quantities delivered to the Delivery Point in accordance with Section 7.6 below.

4.2 Engage's Obligations. With respect to each Transaction, Engage shall provide and deliver, or cause to be delivered, the Electric Supply to the Delivery Point. Subject to reimbursement under Section 7.2, Engage shall be responsible for any costs or charges imposed on or associated with the delivery of the Electric Supply, including control area services, and loss charges relating to the transmission of the Electric Supply up to the Delivery Point. All Energy delivered hereunder shall be three-phase sixty-hertz and shall be delivered at standard nominal voltages at the Delivery Point. Engage shall also be responsible for providing information that it is able to obtain, using commercially reasonable efforts, from its sources of supply in order to assist Atlantic in meeting the requirements set forth in the MPUC's Chapter 311 (Renewable Resources) as well as with respect to the fuel and emissions requirements of the information Disclosure Label under the MPUC's Regulations in Chapter 306. Notwithstanding any other provisions of this Agreement, Engage shall not be under any obligation to take part in any activity that would require it to obtain any license or other authorization from the MPUC.

4.3 Atlantic's Obligations. With respect to each Transaction, Atlantic shall receive, or cause to be received, the Electric Supply from the Delivery Point. Subject to reimbursement under Section 7.2, Atlantic shall be responsible for any costs or charges imposed on or associated with the delivery of the Electric Supply, at and after the Delivery Point.

4.4 Forecasting Errors.

(a) Underforecasting Errors occur in any hour in which Atlantic forecasts a load that is less than the actual load as determined by the applicable Bulk Power Administrator. Overforecasting Errors occur in any hour in which Atlantic forecasts a load that is greater than the actual load as determined by the Bulk Power Administrator.

(b) With respect to all Transactions, Engage shall be the party to the settlement account with the applicable Bulk Power Administrator, and shall monitor forecasting errors accordingly.

(c) With respect to Underforecasting Errors, Atlantic will pay Engage a sum equal to: the quantity of underforecasted Electric Supply that is outside the Bandwidth multiplied by the applicable Bulk Power Administrator's clearing price, together with any penalties that are due the applicable Bulk Power Administrator for any Underforecasting Errors attributable to quantities outside of the Bandwidth. All costs and penalties resulting from Underforecasting Errors within the Bandwidth shall be treated as Direct Incremental Costs to be included in the calculation of Net Margin pursuant to Section 7.2.

(d) With respect to Overforecasting Errors, Atlantic will pay Engage an amount equal to any penalties imposed on Engage as a result of overforecasting errors outside of the Bandwidth. Beyond that however, Engage will pay Atlantic a sum equal to: the lesser of: (i) the energy and capacity component of the applicable Transfer Price, and (ii) the applicable Bulk Power Administrator's clearing price, multiplied by the quantity of overforecasted Electric Supply that is outside the Bandwidth. All costs and penalties resulting from Overforecasting Errors within the Bandwidth shall be treated as Direct Incremental Costs to be included in the calculation of Net Margin pursuant to Section 7.2. All revenues resulting from Overforecasting Errors within the Bandwidth shall be treated as offsets to Direct Incremental Costs, and if all Direct

Incremental Costs are offset, then as Net Margin to be distributed according to the provisions of Article 7.

4.5 Retail Credit Approval. Engage and Atlantic shall mutually agree upon retail Credit Risk with respect to any particular retail customer or particular group of customers whose load exceeds or is expected to exceed 1 MW.

4.6 Transmission and Scheduling. Engage shall arrange and be responsible for transmission Service to the Delivery Point and shall Schedule or arrange for Scheduling services with its transmission provider to deliver the Electric Supply to the Delivery Point.

4.7 Title, Risk of Loss, and Indemnity. As between the Parties, Engage shall be deemed to be in exclusive control (and responsible for any damages or injury caused thereby) of the delivery of the Electric Supply up to the Delivery Point. Engage warrants that it will deliver to Atlantic the Electric Supply free and clear of all liens, claims, and encumbrances arising prior to the Delivery Point. Title to and risk of loss related to the Electric Supply shall transfer from Engage to Atlantic at the Delivery Point. Engage and Atlantic shall each indemnify, defend, and hold harmless the other Party from any claims arising from any act or incident occurring when title to the Electric Supply is vested in the indemnifying Party, unless such claims are caused by the sole negligence, gross negligence, or willful misconduct of the other Party.

4.8 Force Majeure. If either Party is rendered unable by Force Majeure to carry out, in whole or in part, its obligations hereunder and such Party gives notice and full details of the event to the other Party as soon as practicable (such notice and details to be confirmed in writing within 10 days after the occurrence of the Force Majeure), then during the pendency of such Force Majeure but for no longer period, the obligations of the Party affected by the event (other than the obligation to make payments then due or becoming due with respect to performance prior to the event) shall be suspended to the extent required. The Party affected by the Force Majeure shall use diligent efforts to remedy or remove the inability caused by the event of Force Majeure and shall give the other Party prompt written notice when the affected Party is able to resume full performance hereunder.

4.9 Failure to Deliver. Unless excused by Force Majeure or otherwise agreed to pursuant to a Confirmation Letter, if Engage fails to provide or deliver all or any part of the Electric Supply pursuant to the terms of any Transaction, Atlantic shall be entitled to Interruption Damages from Engage, provided however that if Energy Atlantic assigns its rights under the guaranty provided pursuant to Section 3.1 herein, then payment to Energy Atlantic of any Interruption Damages will only be made after receipt of a release and indemnification from the assignee of the rights under the Guaranty. In addition, Energy Atlantic agrees that any payment by the Guarantor under the Guaranty provided pursuant to Section 3.1 herein shall constitute full and complete satisfaction of any duties and responsibilities of Engage hereunder. Under no circumstances will payment of Interruption Damages for the same failure be made under both the guaranty to an assignee of Energy Atlantic and to Energy Atlantic. Atlantic's Interruption Damages shall equal an amount for each unit of the deficiency equal to the positive difference, if any, obtained by subtracting the Transfer Price from the Replacement Price. The Replacement Price shall equal (i) the price at which Atlantic, acting in a commercially reasonable manner, purchases substitute Electric Supply not provided or delivered by Engage or, absent such a purchase, the market price for such quantity had it been delivered to the Delivery Point as determined by Atlantic in a commercially reasonable manner, and (ii) any resulting cost, expenses, penalties, demand, or similar charges incurred or born by Atlantic on account of Engage's failure to provide or deliver.

4.10 Failure to Accept. Unless otherwise agreed to pursuant to a Confirmation Letter, if Atlantic fails to accept the delivery of Electric Supply in violation of the terms of a Transaction and is not excused by Force Majeure, Engage shall be entitled to Interruption Damages from Atlantic. Engage's Interruption Damages shall equal an amount for each unit of the deficiency equal to the positive difference, if any, obtained by subtracting the Sale Price from the Transfer Price. The Sale Price shall equal (i) the price at which Engage, acting in a commercially reasonable manner, resells the Electric Supply not accepted by Atlantic or, absent such a sale, the market price for such quantity had it been delivered to the Delivery Point as determined by Engage in a commercially reasonable manner and (ii) any resulting costs, expenses, penalties, demand or similar charges incurred or borne by Engage on account of Atlantic's failure to accept delivery.

4.11 Payment. Interruption Damages shall become immediately due and payable.

The Party owing Interruption Damages shall pay the other Party any amounts due under Sections 4.9 and 4.10 within five (5) Business Days of receipt by such other Party of a demand for payment setting forth in reasonable detail the basis for calculation of the amount demanded. In the event the Party owing Interruption Damages fails to pay Interruption Damages when due, the other Party shall have the right to (i) suspend performance under the Transaction for which Interruption Damages are due until such amounts plus interest at the Interest Rate have been paid, (ii) exercise any remedy available at law or in equity to enforce payment of such amount plus interest, (iii) or both. Any payment disputes surrounding Interruption Damages shall be resolved in accordance with the provisions of Article10 hereof.

ARTICLE 5

TERM AND TERMINATION

5.1 Termination; Transactions. This Agreement may terminate under Sections 5.2, 5.3, 5.4, or 6.2, below. In the event of termination of this Agreement under any such Section(s), Transactions then in effect shall continue in effect until full payment has been received by Engage for Electric Supply delivered through the end of their respective Delivery Periods.

5.2 Primary Term. This Agreement shall take effect upon the date first indicated on page one herein and will continue through February 28, 2002. This Agreement may be extended on a year to year basis by mutual agreement of the Parties at least six months prior to the initial expiration date and any anniversary thereof.

5.3 Change of Circumstance. If a Party determines, in its reasonable judgment, that

(a) any change in federal, state, or local law statute, regulation, or ordinance, or local utility state or federal tariff provision will be unduly burdensome to that Party such that the change in question materially impairs the commercial value of this Agreement to the burdened party, or

(b) persistent change in market or economic conditions has occurred which materially impairs the benefits and burdens of this Agreement as to either party or both Parties,

then not later than sixty (60) days after learning of such change, the Party subject to such new change(s) shall initiate a good faith effort to negotiate with the other Party to modify this Agreement to cure the effect of such unduly burdensome change. If no such cure is agreed upon by the Parties within thirty (30) days of the first meeting to negotiate, then the affected Party may terminate this Agreement upon written notice to the other Party, which notice shall take effect, and this Agreement shall terminate, upon the expiration of ninety (90) days after the notice is received.

5.4 Other Termination Rights. Either Party shall have the right to suspend performance, or terminate this Agreement upon five (5) days written notice if: (a) the other Party fails to perform any material obligation hereunder, or (b) if as the result of an audit or otherwise, either Party has reasonable grounds for insecurity as to the performance of the other Party hereunder and such other Party fails to provide adequate assurance, of its performance, as determined by the insecure Party in its reasonable discretion, within five (5) days of a written request therefore. Further, Engage shall have the right to suspend performance, or terminate this Agreement upon five (5) days written notice if Atlantic is in violation of the Pledge, or Security Agreement between the Parties, and Atlantic shall have the right to suspend performance, or terminate this Agreement upon five (5) days written notice in the event of a default under the guaranty issued on behalf of Engage for the benefit of Atlantic pursuant to Section 3.1 above, or if the guaranty is terminated by the guarantor prior to the termination of this Agreement and not replaced within five (5) days.

ARTICLE 6

CONDITIONS PRECEDENT

6.1 Condition Precedent. The effectiveness of this Agreement and the obligations of the Parties under this Agreement are subject to the following conditions precedent:

6.1.1 Conditions for the Benefit of Atlantic. Unless this condition has been waived by Atlantic in its sole and absolute discretion:

(a) Atlantic shall have received, by December 15, 1999, authorization by its parent company and managing Member, Maine Public Service Company, to the extent required to be bound by this Agreement.

(b) By January 1, 2000, Atlantic shall have received the guaranty issued on behalf of Engage pursuant to Section 3.1 above.

(c) There is no change if federal, state, or local law, statute, regulation, ordinance, or local utility state or federal tariff provision prior to March 1, 2000 that would be unduly burdensome to Atlantic such that the change impairs the value of this Agreement to Atlantic in its sole discretion.

6.1.2 Conditions for the Benefit of Engage. Unless the following conditions have been waived by Engage in its sole and absolute discretion:

(a) Engage shall have received, by December 15, 1999, an affirmative vote of its Board of Directors, or equivalent body, to the extent required to be bound by this Agreement, and by January 1, 2000 Engage shall have received all requisite parental approvals for issuance of the guaranty, for which such approvals the board(s) reserve absolute discretion:

(b) Atlantic and the Escrow Agent shall have executed an Escrow Agreement in conformance with Exhibit B by January 1, 2000, and Atlantic shall have executed a Security Agreement in conformance with Exhibit D, contemporaneously with this Agreement:

  Atlantic shall execute agreements with the applicable Transmission and Distribution Utility(ies), pursuant to Chapters 301(if Atlantic makes a successful bid to provide Standard Offer Service) and 322 of the MPUC's Regulations, as well as an agreement regarding the designated account for deposit, that are acceptable in form and content with Engage in its sole and absolute discretion; and

(d) There is no change if federal, state, or local law, statute, regulation, ordinance, or local utility state or federal tariff provision prior to March 1, 2000 that would be unduly burdensome to Engage such that the change impairs the value of this Agreement to Engage in its sole discretion.

6.2 If Not Satisfied. In the event the Conditions Precedent stated in Section 6.1 are not satisfied or waived by the date(s) provided, then the Parties hereto shall be released of their obligations hereunder, and this Agreement shall be terminated.

ARTICLE 7

COMPENSATION

7.1 Deposit of Receipts from Retail Sales. For Retail Sales other than Standard Offer Service Sales and Retail Sales for which the Transmission and Distribution Utility is not acting as agent for billing and collection, Atlantic shall require, within its Terms of Service Document or otherwise applicable contract with a retail sales customer, that payments for all invoices issued by Atlantic be sent to an Escrow Account established by the Parties pursuant to a Escrow Agreement substantially in the form set forth in Exhibit B. Such requirement within Atlantic's Terms of Service Document, or otherwise applicable retail sales contract, shall not be amended without the express written consent of Engage. With respect to Retail Sales made via Standard Offer Service, or other Retail Sales for which the Transmission and Distribution Utility is acting as agent for billing and collection, Atlantic shall require the applicable Transmission and Distribution Utility (or such other billing agent, or if applicable, Atlantic) to direct all payments received to the Escrow Account. Disbursements from such Escrow Account will be permitted only for the purposes set forth and in the manner described in this Agreement and such Escrow Agreement.

7.2 Participation Fee. As part of its compensation for services performed hereunder Engage shall receive a Participation Fee which is a percentage of the net revenues derived from the Retail Sales (the "Net Margin"), which Net Margin shall be determined by subtracting from the total revenues invoiced from the Retail Sales, in order (i) applicable Sales Taxes, (ii) the Transfer Price; and (iii) Direct Incremental Costs.

(i) The Transfer Price shall consist of a price quoted by Engage to cover the estimated cost to Engage of:

(a) Energy and Capacity;

(b) Any Ancillary Services supplied;

(c) Transmission and transmission/distribution line losses; as well as,

(d) A charge for portfolio supply functions performed by Engage (the "Portfolio Supply Charge"), which charge shall be one dollar ($1.00) per MWH, except that the Portfolio Supply Charge will not apply to any power sold in Northern Maine if that power's source of supply is New Brunswick Power Corporation.

The Transfer Price shall also include any sums due Engage pursuant to Section 4.4.

The Transfer Price shall not include any estimated profit margin, but only an estimate of the costs set forth above. The Transfer Price shall be set forth on each Confirmation Letter for any Transaction and shall be applicable to the actual deliveries of Electric Supply delivered to the Delivery Point(s) calculated in accordance with Section 7.6.

(ii) Direct Incremental Cost shall consist of:

(a) Load-based charges by the applicable Bulk Power Administrator and the annual FERC load-based assessment;

(b) Settlement costs, revenues, or penalties paid to or received from the applicable Bulk Power Administrator as a result of forecasting errors that fall within the Bandwidth, as described in Section 4.4.

(c) One-time Customer acquisition cost allocated to Atlantic in the amount of: $140 for each retail customer whose load is estimated to be equal or greater than 100 kW (annual peak demand); and $50 for each retail customer whose load is less than 100 kW (annual peak demand). This item (b) shall not apply to any Retail Sales made pursuant to Standard Offer Service.

The Direct Incremental Costs shall not include any amounts reflecting a profit margin or any overhead costs of either Party. Both Parties shall be paid or reimbursed for any Direct Incremental Cost either paid by, or owed to, either Party out of the revenues received from Retail Sales.

After making deduction for the applicable Sales Taxes, the Transfer Price and Direct Incremental Costs, the Net Margin for all Retail Sales shall be allocated between Atlantic and Engage as follows:

Atlantic Engage

Standard Offer Sales

- Northern Maine 70% 30%

- All Other 35% 65%

All Other Retail Sales 70% 30%

7.3 Net Margin Distribution. For each calendar month after the commencement of Retail Sales by Atlantic (each calendar month is a "Computation Period"), the Parties shall calculate the Net Margin on the revenues invoiced for Retail Sales during that Computation Period within ten (10) days of the expiration of the Computation Period. The revenues deposited in the Escrow Account shall be distributed in accordance with Section 7.2 within fifteen (15) days after the expiration of each Computation Period. In calculating the Net Margin, the Parties shall calculate the Transfer Price and the Direct Incremental Costs of all Retail Sales made in the last Computation Period. Any elements of the Transfer Price or the Direct Incremental Cost not then ascertainable shall be estimated by the Parties and shall be adjusted in subsequent Computation Periods to account for any difference between the estimates and actual costs.

If the revenues from Retail Sales in any Computation Period are less than the combined amounts of the applicable Sales Taxes, Transfer Price and the Direct Incremental Costs, the Parties shall apply such revenues first to the payment of the Sales Taxes, and then the Transfer Price, with any remaining amounts being applied to the payment or reimbursement of each component of the Direct Incremental Costs on a pro-rata basis. Any Sales Taxes, Transfer Price or Direct Incremental Cost not paid or reimbursed from Retail Sales revenues during the appropriate Computation Period ("Uncompensated Amounts") shall be carried forward into the next subsequent Computation Period or Periods and applied to the appropriate category in that Period or Periods (i.e. any Uncompensated Transfer Price would be added to the Transfer Price in the next Period, and any Uncompensated Direct Incremental Cost would be added to the appropriate component of the next Period's Direct Incremental Cost) until such Uncompensated Amounts have been fully paid or reimbursed. Any Uncompensated Amounts shall accrue interest at the Interest Rate until paid.

7.4 Portfolio Supply Charge. The Portfolio Supply Charge of one dollar per MWh specified in Section 7.2 (i)(d) shall remain in effect only for one year from the Effective Date. The amount and duration of any subsequent Portfolio Supply Charge shall be agreed to by the Parties.

7.5 Allocation of and Indemnity for Taxes. Engage is liable for and shall pay or cause to be paid, or reimburse Atlantic if Atlantic shall have paid, all Taxes applicable to power sold prior to the Power reaching the Delivery Point ("Engage's Taxes"). In the event Atlantic is required to remit any of Engage's Taxes, the amount thereof shall be deducted from any sums becoming due to Engage hereunder. Engage shall indemnify, defend, and hold harmless Atlantic from any claims arising out of or in connection with Engage's Taxes. Atlantic is liable for and shall pay or cause to be paid or reimburse Engage if Engage shall have paid Taxes applicable to power sold at and after the Delivery Point ("Atlantic's Taxes"). Atlantic shall indemnify, defend, and hold harmless Engage from any claim arising out of or in connection with Atlantic's Taxes. Either Party, upon written request of the other, shall provide a certificate of exemption or other reasonable satisfactory evidence of exemption if either Party is exempt from Taxes, and shall use reasonable efforts to obtain and cooperate with obtaining any exemption from or reduction of any Taxes. Each Party shall use reasonable efforts to administer this Agreement and implement the provisions in accordance with the intent to minimize Taxes.

7.6 Electric Supply Statement. Engage shall render a statement to Atlantic setting forth the total quantity of Electric Supply that was delivered or that Atlantic was obligated to accept and the amount due to Engage therefore, during each Computation Period. The listed quantities for Energy delivered shall be based upon measurements taken in accordance with ISA or ISO standards, within their respective control areas, unless actual measurements are not available at the time the statement is prepared in which case scheduled amounts may be used. Adjustments to actual measurements shall be made in the following statement. If sold as a separate product, the quantity of Capacity and Ancillary Services will be determined in accordance with the relevant power pool, control area, or reliability council requirements. Each statement shall contain a clear identification of the amount due and the basis therefor and shall be accompanied by sufficient information to enable Atlantic to determine the accuracy thereof. All amounts due Engage for Electric Supply shall be paid out of the revenues received from Retail Sales in the manner set forth in Section 7.3.

7.7 Billing Disputes. If either Party disputes any portion of any calculation of any item set forth in Section 7.2, allocations nevertheless shall be made as invoiced and such Party shall provide the other Party a written explanation of the basis for the dispute. The Parties shall work together in good faith to resolve the dispute. Upon determination of the correct amount, if any amount is determined to be refunded, it shall be paid in the next Computation Period after such determination, along with interest accrued at the Interest Rate from the date of payment to the date the refund payment is transmitted. If a resolution is not obtained within thirty (30) days, the Parties shall proceed with the Dispute Resolution process procedures set forth in Article10 below.

7.8 Audits. Each Party shall keep complete accurate records and memoranda of its actions taken hereunder and shall maintain such records and memoranda as may be necessary to determine or justify with reasonable accuracy items relevant to this Agreement. Either Party shall have the right to audit the books and records of the other Party, at reasonable times and dates, to the extent necessary to verify the accuracy of any statement, payment, charge, or computation made pursuant to the provisions of this Agreement. The cost of the audit shall be borne by the auditing Party, provided however that Engage shall conduct an audit of Atlantic two (2) times annually, the cost of which shall be borne by each Party on a 50/50 basis. Atlantic shall bear the cost of its own annual audit performed independent of the two audits for which the Parties will share the cost. . Further, Atlantic shall provide reports as requested by Engage on a reasonable periodic basis, that reflect the then-current status of Atlantic's accounts. Audits shall be completed within eighteen (18) months following the end of the year in which such statement, payment, charge, or computation was tendered. If any audit reveals an inaccuracy resulting in an error in any item described in Section 7.2, the auditing Party shall present its claim for necessary adjustments in such item to the other Party within one (1) month of the completion of the audit. The Parties shall use their best efforts to make necessary adjustments and any agreed debits or credits shall be reflected in the Computation Period following the Parties' agreement on the adjustment. No adjustments shall be made more than twenty-four (24) months after the month in which the Transaction involving the claim occurred, provided that the inception of Dispute Resolution under Article 10 of this Agreement to resolve a disagreement shall toll this twenty-four (24) month adjustment period.

7.9 Accounting. Each party shall retain on its books of accounts a separate account for all Transactions under this Agreement. Each such account shall be maintained according to an accounting methodology mutually agreed upon and shall be in accordance with U.S. Generally Accepted Accounting Principals. The account for these Transactions shall be used to determine the Revenue Sharing set forth in Article 7 and the financial performance of every Transaction shall be reported using the same accounting method used to maintain such accounts.

ARTICLE 8

LIABILITY

8.1 Limitation on Warranties. OTHER THAN THOSE EXPRESSLY STATED IN THIS AGREEMENT, THERE ARE NO EXPRESS OR IMPLIED GUARANTEES OR WARRANTIES OF MERCHANTABILITY, FITNESS, OR SUITABILITY OF POWER OR ANY SERVICE PROVIDED HEREIN BY ANY PARTY FOR ANY PARTICULAR PURPOSE NOTWITHSTANDING ANY COURSE OF PERFORMANCE OR USAGE OF TRADE, OR LACK THEREOF, THAT MAY BE INCONSISTENT WITH THIS SECTION.

8.2 Limitation of Liability. FOR BREACH OF ANY PROVISION FOR WHICH AN EXPRESS REMEDY OR MEASURE OF DAMAGES IS PROVIDED IN THIS AGREEMENT, THE LIABILITY OF THE DEFAULTING PARTY SHALL BE LIMITED AS SET FORTH IN SUCH PROVISION. IF NO REMEDY OR MEASURE OF DAMAGES IS EXPRESSLY PROVIDED FOR A BREACH OF THIS AGREEMENT, THEN THE LIABILITY OF THE DEFAULTING PARTY SHALL BE LIMITED TO DIRECT DAMAGES AND, AS PART OF THE CONSIDERATION FOR THIS AGREEMENT, EACH PARTY AGREES TO WAIVE ALL OTHER TYPES OF DAMAGES OR REMEDIES TO WHICH IT MIGHT BE ENTITLED FOR SUCH BREACH. UNDER NO CIRCUMSTANCES SHALL EITHER PARTY, OR THEIR DIRECTORS, OFFICERS, EMPLOYEES, AFFILIATES, AGENTS, REPRESENTATIVES OR THOSE FOR WHOM THEY ARE LEGALLY RESPONSIBLE, BE LIABLE TO THE OTHER PARTY FOR, AND AS PART OF THE CONSIDERATION FOR THIS AGREEMENT EACH PARTY AGREES TO WAIVE ANY RIGHT TO, SPECIAL, INDIRECT, OR CONSEQUENTIAL DAMAGES ARISING OUT OF THE PERFORMANCE OR NON-PERFORMANCE OF ANY OBLIGATION UNDER THIS AGREEMENT OR THE BREACH OF ANY REPRESENTATION, WARRANTY, OR COVENANT UNDER THIS AGREEMENT.

8.3 Indemnity for Personal Injury or Property Damage. Subject to Sections 8.1 and 8.2 above, each Party agrees to indemnify, defend, and hold harmless the other Party against any and all claims, liability, loss, damage, or expense arising from injury to individuals or damage to tangible property caused by or resulting from the misconduct or negligent acts or omissions of the indemnifying Party, its employees or agents related to this Agreement.

8.4 Survival. The rights and obligations of the Parties under this Agreement shall survive termination of this Agreement with respect to any act, occurrence, or omission occurring prior to termination of this Agreement.

ARTICLE 9

ASSIGNMENT AND SUCCESSION

9.1 Neither Party shall assign this Agreement or its rights hereunder without the prior written consent of the other Party, which consent shall not be unreasonably withheld or delayed, with the following exceptions. Unless otherwise prohibited, either Party may, without the need for consent from the other Party (and without relieving itself from liability hereunder), (a) transfer, pledge, or assign this Agreement as security for any financing with financial institutions; or (b) transfer or assign this Agreement to an Affiliate of such Party, provided the Affiliate has substantially equivalent financial capability to that of the assignor; or (c) transfer or assign this Agreement to any person or entity succeeding to all or substantially all of the assets of such Party, provided any such assignee expressly agrees to be bound by the terms and conditions hereof. Any assignment made in compliance with this Article 9 shall inure to and be binding upon the successors and assigns of the assigning Parties.

ARTICLE 10

DISPUTE RESOLUTION

10.1 Good Faith Negotiation. In the event of a dispute between the Parties with respect to performance under this Agreement, the Party disputing an action or inaction by the other Party shall submit a written explanation of the dispute to the other Party along with any available supporting documentation. The Parties shall then cooperate in good faith to resolve the dispute as expeditiously as possible.

10.2 Arbitration. If the Parties' CEO's or their respective designees do not reach a mutually agreeable resolution of the dispute within thirty (30) days of the matter being referred to them, then the matter shall be submitted to non-binding arbitration by one arbitrator, who has not been previously employed by either Party, and does not have a direct or indirect interest in either Party or the subject matter of the arbitration. Such arbitrator shall be mutually agreed by the Parties within thirty (30) days after Written notice from either Party requesting arbitration, or failing agreement, shall be selected under the Expedited Rules of the American Arbitration Association ("AAA"). Such arbitrator shall be experienced in law, accounting, energy trading, or other appropriate expertise familiar with the nature of the dispute. Such arbitration shall be held in New York, New York. The rules of the AAA shall apply to the extent not inconsistent with the rules herein specified. The arbitration shall be conducted according to the following: (a) Not later than seven (7) days prior to the hearing date set by the arbitrator, each Party shall submit a brief with a single proposal for settlement; (b) The hearing shall be conducted on a confidential basis without continuance or adjournment, (c) The arbitrator shall be limited to selecting only one of the two proposals submitted by the Parties; (d) Each Party shall equally divide the costs of the arbitrator and the hearing, and each Party shall be responsible for its own expenses and those of its counsel and representatives, and (e) evidence concerning the financial position or organizational make-up of the Parties, any offer made or the days of any negotiation prior to the arbitration and the cost to the Parties of their representatives and counsel shall not be admissible. In the event either Party fails to comply with the decision of the arbitrator within fifteen (15) days of the date the decision is issued, either Party may thereafter seek any remedy available to it whether at law or in equity.

ARTICLE 11

REPRESENTATIONS AND WARRANTIES

11.1 Each Party makes the following representations and warranties to the other Party that, as of the Effective Date and each time it enters into a Transaction:

(a) It is duly organized and validly existing, is qualified to do business and in good standing in its place of incorporation or organization, and has all requisite power, authority, and franchises, corporate or otherwise, to enter into this Agreement and perform its obligations hereunder and under any Transaction;

(b) The execution, delivery, and performance of this Agreement and any Transaction have been duly authorized by such Party in accordance with all organizational instruments, that such Party has full power to execute, deliver, and perform its obligations under this Agreement and any Transaction, and that this Agreement has been duly executed and delivered by an authorized representative of such Party;

(c) The execution, delivery, and performance of this Agreement and any Transaction will not (i) result in a breach of, or constitute a default under, any agreement, lease, or instrument to which it is a party or by which it or its properties may be bound or affected, or (ii) violate any applicable law, rule, regulation, statute, ordinance, writ, order, or determination of an arbitrator or a court or other governmental authority;

(d) No litigation, investigation, or other legal, administrative, or arbitration proceeding is pending or, to the best of its knowledge, threatened against it or any of its properties or revenues, existing or future, which if adversely determined could have a material adverse effect on its ability to perform hereunder;

(e) This Agreement and any Transaction constitutes a legal, valid, and binding obligation against it, enforceable in accordance with its terms, except to the extent that enforcement may be limited by applicable bankruptcy, insolvency, reorganization, or other similar laws affecting creditors' rights generally and by principles of equity; and

(f) All government authorizations and approvals necessary to enter into this Agreement and any Transaction and perform each of its obligations hereunder and thereunder have been obtained and are in effect.

ARTICLE 12

MISCELLANEOUS

12.1 UCC. Except as otherwise provided for herein, the Uniform Commercial Code ("UCC") shall be deemed to apply to all Transactions and Electric Supply shall be deemed to be a "good" for purposes of the UCC.

12.2 Responsibility for Compliance. Each Party shall be responsible for its own compliance with all applicable laws and regulations, including those relating to the environment, and each Party shall hold the other Party harmless from any liability, loss, cost, damage or expense (including, but not limited to reasonable attorneys' fees) arising out of its failure to comply with such laws and regulations.

12.3 Reliability Guidelines. Each Party agrees to adhere to Good Electric Operating

Practice and any regional or subregional operating requirements.

12.4 Forward Contract. The Parties acknowledge and agree that all Transactions constitute "forward contracts" within the meaning of the United States Bankruptcy Code.

12.5 Regulatory. It is understood by the Parties that this Agreement and performance hereunder is subject to all present and future valid and applicable laws, orders, statutes, and regulations of courts or regulatory bodies (state or federal) having jurisdiction over the Parties or any Transaction hereunder.

12.6 Notices. Any non-billing/payment notice, request, demand, statement, or payment provided for in this Agreement shall be confirmed in writing and shall be made as specified below. A notice sent by facsimile transmission shall be deemed received by the close of the Business Day on which such notice was transmitted if transmitted prior to 4:00 p.m. prevailing time at the location of receipt, otherwise deemed received by the close of the following Business Day, or such earlier time as confirmed by the receiving Party and notice by overnight mail or courier shall be deemed to have been received two (2) Business Days after it was sent or such earlier time as is confirmed by the receiving Party unless it confirms a prior verbal communication in which case any such notice shall be deemed received on the day sent. The addresses of the Parties are as follows:

NOTICES & CORRESPONDENCE:

Atlantic:

Energy Atlantic, LLC

P. O. Box 1148

Presque Isle, Maine 04769-1148

Attn: Calvin D. Deschene

Fax No.: (207) 764-4657

Engage:

Engage Energy US, L.P.:

Five Greenway Plaza, Suite 1200

Houston, Texas 77046

Attn: Contract Administration

Fax No.: (713) 297-1026

12.7 Entirety. This Agreement including the appendices and exhibits hereto, including, without limitation, any effective Confirmation Letters, constitute the entire agreement between the Parties. There are no prior or contemporaneous agreements or representations affecting the same subject matter other than those herein expressed. No amendment, modification, or change herein shall be enforceable, except as specifically provided for in this Agreement, unless reduced to writing and executed by both Parties.

12.8 GOVERNING LAW. THIS AGREEMENT AND ALL DISPUTES ARISING OUT OF THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE THE LAWS OF THE STATE OF MAINE, WITHOUT REGARD TO THE LAWS OF SUCH STATE REQUIRING THE APPLICATION OF THE LAWS OF ANOTHER STATE, AND FEDERAL LAW, AS APPLICABLE.

12.9 Waiver. None of the provisions of this Agreement shall be considered waived by either Party except when such waiver is given in writing. The failure of either Party to insist in any instance on strict performance of any of the provisions of this Agreement shall not be construed as a waiver of any such provision or the relinquishment of any rights hereunder in the future.

12.10 Severability. The invalidity or unenforceability of any provision of Agreement shall not affect the validity and enforceability of any other provision, and each provision of this Agreement shall be enforced to the maximum extent permitted by applicable law.

12.11 Headings. The captions, headings, table of contents, and arrangements are for convenience only and do not and shall not be deemed to affect, limit, amplify, or modify the terms and provisions hereof.

12.12 "Set-Off". Each Party reserves to itself all rights, set-offs, counterclaims, and other remedies or defenses to which it is or may be entitled, arising from or out of this Agreement. All outstanding Transactions and the obligations to make payment in connection therewith, or under this Agreement, may be offset against each other, set-off or recouped therefrom.

12.13 Confidentiality. The Parties shall treat all terms hereunder, as well as any other proprietary or confidential information designated as such by the other Party, as confidential information ("Confidential Material"). Except as may be required by applicable law, FERC, MPUC, or order of any other regulatory agency or court, neither Party will, without the express written agreement of the other Party, publish, disclose, or otherwise divulge Confidential Material to any person at any time. If required by applicable law, FERC, or governmental or judicial order, the Parties may release Confidential Material, provided the Party to whom the order applies uses reasonable efforts to cause the governmental body or court to treat the information in a confidential manner and prevent such information from entering the public. The Parties shall give notice to one another of the existence of such an order and shall reasonably cooperate with each other in any proceeding to oppose disclosure of Confidential Material.

12.14 Public Announcements. No Party shall issue any press release or make any other public announcement relating to the transaction contemplated hereby or disclose the content of this Agreement without the prior written consent of the other Party hereto, except if required under applicable law or the rules of any stock exchange on which such Party's shares are listed; provided, however, that if such disclosure is required, prior to such disclosure, a Party shall provide a copy of such announcement to the other party hereto.

12.15 Trade Secrets. During the term of this Agreement and thereafter, each Party shall not to use, copy, reproduce, disseminate, transmit, summarize, quote for itself or for others, and shall not disclose to others, any Trade Secrets, except with prior written consent of the other Party, or as otherwise provided in this Agreement. It is understood and agreed that the Trade Secrets are valuable, special, and unique, and that Trade Secrets are private and Confidential Materials. Each Party agrees and acknowledges that Trade Secrets created by the other Party are the exclusive property of that other Party. The provisions of this Section 12.15 shall not be binding on Engage in the event that Atlantic: (a) is no longer certified or approved to perform retail sales in Maine; (b) makes an assignment or any general arrangement for the benefit of creditors, (c) files a petition or otherwise commences, authorizes or acquiesces in the commencement of a proceeding or cause of action under the bankruptcy or similar law for the protection of creditors, or has such petition filed against it and such petition is not withdrawn or dismissed for 30 days after such filing, (d) otherwise becomes bankrupt or insolvent, (e) is unable to pay its debts as they become due, or (f) otherwise ceases to conduct business.

12.16 Cumulative Remedies. Unless otherwise restricted by this Agreement, the remedies heretofore provided are cumulative, not exclusive of any remedies provided by law or in equity, and may be pursued separately, successively, or concurrently by the Party aggrieved.

12.17 Counterparts. This Agreement may be executed in any number of counterparts, and each executed counterpart shall have the same force and effect as an original instrument.

12.18 No Third Party Benefitted. This Agreement and any Transactions entered into pursuant to this Agreement are for the sole benefit of Engage and Atlantic and not for any third party whatsoever.

12.19 Legal Relationships. This Agreement creates no partnership, joint venture, or any other form of organization or association. This Agreement creates no agency or other type of legal relationship between the Parties except that of independent contracting parties, and there shall be no other legal relationship between the Parties. This Agreement creates no fiduciary duty, and there shall be no fiduciary relationship between the Parties.

12.20 Further Assurances. If either Party reasonably determines or is reasonably advised that any further instruments or any other things as are necessary or desirable to carry out the terms of this Agreement, the other Party shall execute and deliver all such instruments and assurances and do all things reasonably necessary and proper to carry out the terms of this Agreement.

IN WITNESS WHEREOF, the Parties have executed this Wholesale Power Sales Agreement to be effective as of the Effective Date.

ENGAGE ENERGY US, L.P. ENERGY ATLANTIC, LLC

By: /s/ James C. Dyer IV By: /s/ Stephen A. JohnsonName: James C. Dyer, IV Name: Stephen A. Johnson

Title: Executive Vice President & C.O.O. Title: Vice President & General Counsel

GUARANTY EXHIBIT C

Guaranty dated effective as of December 1, 1999, by The Coastal Corporation, a Delaware corporation (hereinafter referred to as the "Guarantor"), in favor of Energy Atlantic, L.L.C., a Maine limited liability company (hereinafter referred to as "Creditor").

WHEREAS, Creditor and Engage Energy US, L.P., a Delaware limited partnership (hereinafter referred to as "Debtor"), have entered into that certain Wholesale Power Sales Agreement dated December 9, 1999 (the "Agreement"); and

WHEREAS, as a condition precedent to the effectiveness of the Agreement, Creditor is requiring Guarantor to provide a guaranty in form and substance satisfactory to Creditor; and

WHEREAS, Guarantor has agreed to provide such a guaranty to Creditor as provided herein;

NOW, THEREFORE, for and in consideration of the premises, Guarantor hereby agrees as follows:

1. Guaranty. Guarantor guarantees to Creditor the payment of amounts due and payable by Debtor pursuant to Section 4.9 of the Agreement up to a maximum amount in the aggregate of thirty million dollars ($35,000,000) (such obligations being hereinafter referred to as the "Obligations"); provided, however, that as to Obligations which Guarantor is called upon to honor, Guarantor is and shall be entitled to assert any and all claims, counterclaims, defenses, offsets and other rights which Debtor could assert against Creditor with respect to the Obligations, except as provided in paragraph 7 below. In the event Debtor defaults in the payment of any of the Obligations, after thirty days' written notice to Guarantor at the address provided below, Guarantor shall make such payment or otherwise cause same to be paid. Guarantor's obligations are subject to its receiving from Creditor copies of any and all notices of defaults and events of default given by Creditor to Debtor pursuant to the Agreement in the same manner and at the same time as such notices are given by Creditor to Debtor, except to Guarantor's address for notice set forth in this Guaranty.

2. Termination. Guarantor may terminate its liability hereunder by delivering written notice thereof at least thirty (30) days prior to the effective date of such termination, and in any event, this Guaranty shall terminate on February 28, 2002. Termination shall not affect any obligation of Guarantor hereunder as to any amounts which became due and payable by Debtor under the Agreement prior to the effective date of such termination.

3. Waivers. Except as is otherwise provided in this Guaranty, Guarantor waives notice of acceptance of the guaranty contained herein, presentment, demand, notice of dishonor, protest and notice of protest, and prosecution of litigation in connection with the Obligations.

4. Assignment. Neither Guarantor nor Creditor may assign its respective rights or obligations under this Guaranty without the other's written consent. Subject to the foregoing, this Guaranty shall be binding upon and inure to the benefit of the parties hereto and their respective successors, permitted assigns, and legal representatives.

H:\CGL\JSG\GUARANTY\ENERATLI.wpd

5. Notices. Any notice or other communication required or permitted to be given to Guarantor under this Guaranty shall be deemed to have been given when delivered personally or otherwise actually received or on the tenth (10th) day after being deposited in the United States mail if registered or certified, postage prepaid, or one (1) day after delivery to a nationally recognized overnight courier service, fee prepaid, return receipt requested, if in writing and addressed as follows: The Coastal Corporation, Nine Greenway Plaza, Houston, Texas 77046, Attention: Secretary.

6. APPLICABLE LAW. THIS GUARANTY SHALL IN ALL RESPECTS BE GOVERNED BY AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT REGARD TO PRINCIPLES OF CONFLICT OF LAWS.

7. Effect of Certain Events. Guarantor agrees that Guarantor's liability hereunder will not be released, reduced, impaired or affected by the occurrence of anyone or more of the following events:

a. The insolvency, bankruptcy, reorganization, or disability of Debtor;

b. The renewal, consolidation, extension, modification, or amendment from time to time of the Agreement;

c. The failure, delay, waiver, or refusal by Creditor to exercise any right or remedy held by Creditor with respect to the Agreement;

d. The sale, encumbrance, transfer or other modification of the ownership of

Debtor or the change in the financial condition or management of Debtor.

8. Prior Guaranties. This Guaranty supersedes and replaces all previous guaranties of Guarantor with respect to Debtor's obligations to Creditor.

IN WITNESS WHEREOF, Guarantor has duly executed this Guaranty effective as of the date first written above.

THE COASTAL CORPORATION

By: /s/ J. B. Levos, Vice President and Controller

Exhibit 10(ac)

ADDENDUM TO

WHOLESALE POWER SALES AGREEMENT

Energy Atlantic, LLC (Atlantic) and Engage Energy US L.P. (Engage), for good and valuable consideration, the receipt of which is acknowledged by the parties, hereby enter into this Addendum to a Wholesale Power Purchase Agreement by and between Atlantic and Engage dated as of December 9, 1999 (the Power Agreement).

Recitals

Whereas, Atlantic has been awarded the right to supply Standard Offer Service to Central Maine Power Company's (CMP) Residential and Small Non-Residential Customer Class (the CMP Standard Offer Sale); and

Whereas, as an essential part of the CMP Standard Offer Sale, Engage has acquired the energy and capacity available through CMP's Capacity and Energy Sale pursuant to Chapter 307 of the Maine Public Utilities Commission's (MPUC) Regulations; and

Whereas, the CMP Standard Offer Sale differs sufficiently from other Transactions contemplated by the Power Agreement that Engage and Atlantic have agreed that their respective compensations for the CMP Standard Offer Sale should depart from certain terms set forth in Article 7 of that Power Agreement.

Therefore, intending to be legally bound by this Addendum, Engage and Atlantic hereby agree as follows:

1. Definitions. Unless otherwise stated, all terms shall have the same meaning as in the Power Agreement.

2. Compensation. Notwithstanding any contrary provision in the Power Agreement, the parties agree that each of them shall receive the Net Margin set forth below on all revenues realized from the CMP Standard Offer Sale, which Net Margin shall, on a month-by-month basis be determined by subtracting from the total monthly revenues paid to the Escrow Account by CMP (acting as the billing and collecting agent) under the CMP Standard Offer Sale, in order, (i) the applicable sales tax, (ii) the Transfer Price, (iii) Direct Incremental Costs, as defined in this Section 2(b).

(a) The total Transfer Price for the CMP Standard Offer Sale shall be an amount equal to $0.03667 per kwh sold under the CMP Standard Offer Sale.

(b) Direct Incremental Costs for the CMP Standard Offer Sale shall consist of:

(i) The items described in Article 7.2(ii)(a) and (b) of the Power Agreement; and

(ii) An allowance for the cost of billing each customer under the CMP Standard offer Sale in an amount equal to $0.26 per customer per month; and

(iii) An allowance for the cost of mailing to each customer the Information Disclosure Label required under Chapter 306 of the MPUC's Regulations in an amount equal to $0.26 per customer per required mailing; and

(iv) An allowance for the cost of providing the surety bond for the CMP Standard Offer Sale as required by Chapter 301 of the MPUC's Regulations in an amount equal to 1.75% of the face amount of such bond.

(d) After making deduction for the applicable Sales Tax and the other items set forth in (a) through (c) above, the parties agree that the Net Margin for the CMP Standard Offer Sale shall be allocated 79% to Atlantic and 21% to Engage.

3. Survival of Power Agreement Terms. Except as expressly varied in Section 2 above, all other terms and conditions set forth in the Power Agreement, including all terms of Article 7 thereof, shall apply with full force and effect to the CMP Standard Offer Sale.

In Witness Whereof, the parties have executed this Addendum to the Wholesale Power Sales Agreement this 14th day of December, 1999.

ENGAGE ENERGY US, LP ENERGY ATLANTIC, LLC

By /s/ James C. Dyer, IV By /s/ Stephen A. Johnson

Name: James C. Dyer, IV Name: Stephen A. Johnson

Title: Executive Vice President & C.O.O. Title: Vice President & General Counsel

Exhibit 10(ac)

Amendment

This Amendment is entered into effective as of March 10, 2000 by and between Energy Atlantic, LLC ("Atlantic"), a Maine Limited Liability Company, and Engage Energy US, L.P., a Delaware limited partnership ("Engage"). Atlantic and Engage are sometimes each referred to as a "Party" or collectively as "Parties".

Witnesseth:

WHEREAS, the Parties entered into an Wholesale Power Sales Agreement dated as of December 9, 1999 ("the Agreement"); and

WHEREAS, the Parties also entered into an Addendum to the Wholesale Power Sales Agreement dated December 9, 1999; and

WHEREAS, the Parties now desire to amend the Agreement to reflect different acquisition charges for residential customers.

NOW THEREFORE, in consideration of the promises and mutual covenants set forth herein, the Parties agree as follows:

1. Item 7.2 (ii) (c) of the Agreement is hereby deleted and the following shall be substituted in its place:

"(c) One-time Customer acquisition cost allocated to Atlantic in the amount of: $140 for each non-residential retail customer whose load is estimated to be equal to or greater than 100 kw (annual peak demand); $50 for each non-residential retail customer load is less than 100 kw (annual peak demand); and $25 for each retail residential customer (as defined by the terms and conditions of the serving transmission and distribution utility). This item (c) shall not apply to any Retail Sales made pursuant to Standard Offer Service."

2. Except as expressly varied by this Amendment, all terms, conditions, representations and covenants of the Agreement shall remain in full force and effect.

3. This Amendment represents the entire agreement and understanding of the parties with respect to the subject matter, and supercedes all prior agreement and understandings with respect to the subject matter.

IN WITNESS WHEREOF, the Parties hereto have caused this Amendment to be executed in duplicate originals and effective as of March 10, 2000.

ENGAGE ENERGY US, L.P ENERGY ATLANTIC, LLC

By: /s/ James C. Dyer, IV By: /s/ Stephen A. Johnson

Name: James C. Dyer, IV Name: Stephen A. Johnson

Title: Executive Vice President & C.O.O. Title: Vice President and General Counsel

Exhibit 10(ac)

Amendment

This Amendment is entered into effective as of August 1, 2000 by and between Energy Atlantic, LLC ("Atlantic"), a Maine Limited Liability Company, and Engage Energy US, L.P., a Delaware limited partnership ("Engage"). Atlantic and Engage are sometimes each referred to as a "Party" or collectively as "Parties".

Witnesseth:

WHEREAS, the Parties entered into an Wholesale Power Sales Agreement dated as of December 9, 1999 ("the Agreement"); and

WHEREAS, the Parties also entered into an Addendum to the Wholesale Power Sales Agreement dated December 9, 1999; and

WHEREAS, the Parties entered into an Amendment to the Wholesale Power Sales Agreement which such Amendment was dated March 10, 2000; and

WHEREAS, the Parties now desire to amend the Agreement to reflect various changes to which the Parties have agreed.

NOW THEREFORE, in consideration of the promises and mutual covenants set forth herein, the Parties agree as follows:

1. Sections 4.4(c) and 4.4 (d) shall be deleted in their entirety and replaced with the following:

"(c) Underforecasting Errors will be treated differently depending on whether such Underforecasting Errors fall within the Bandwidth or outside of the Bandwidth.

(i) For Underforecasting Errors that fall outside of the Bandwidth, Atlantic will pay Engage an amount equal to any penalties imposed on Engage as a result of Underforecasting Errors outside of the Bandwidth. In addition, Atlantic will pay Engage a sum equal to the positive difference, if any, between the applicable Bulk Power Administrator's clearing price less the energy and capacity component of the applicable Transfer Price, multiplied by the quantity of underforecasted Electric Supply that is outside the Bandwidth. If there is a negative difference between the applicable Bulk Power Administrator's clearing price less the energy and capacity component of the applicable Transfer Price, the benefit shall accrue solely to Engage. Any payments due Engage from Atlantic pursuant to this subparagraph shall be treated as "Transfer Payments" for purposes of the priority of distribution from the Escrow Account.

(ii) For Underforecasting Errors that fall within the Bandit, the parties shall calculate the difference between the applicable Bulk Power Administrator's clearing price less the energy and capacity component of the applicable Transfer Price, and multiply it by the quantity of underforecasted Electric Supply. If the resulting number is positive, it shall be treated as Direct Incremental Costs to be included in the calculation of Net Margin pursuant to Section 7.2. If the resulting number is negative, it shall be treated as an offset to Direct Incremental Costs, and if all Direct Incremental Costs are offset, then as Net Margin to be distributed according to the provisions of Article 7. All costs and penalties resulting from Underforecasting Errors within the Bandwidth shall be treated as Direct Incremental Costs to be included in the calculation of Net Margin pursuant to Section 7.2.

(d) Overforecasting Errors will be treated differently depending on whether such Overforecasting Errors fall within the Bandit or outside of the Bandit.

(i) For Overforecasting Errors that fall outside of the Bandit, Atlantic will pay Engage an amount equal to any penalties imposed on Engage as a result of overforecasting errors outside of the Bandwidth. In addition, Atlantic will pay Engage a sum equal to the positive difference, if any, between the energy and capacity components of the applicable Transfer Price less the applicable Bulk Power Administrator's Clearing Price, multiplied by the quantity of overforecasted Electric Supply that is outside the Bandwidth. If there is a negative difference between the energy and capacity components of the applicable Transfer Price less the Bulk Power Administrator's clearing price, the benefit shall accrue solely to Engage. Any payments due Engage from Atlantic pursuant to this subparagraph shall be treated as "Transfer Payments" for purposes of the priority of distribution from the Escrow Account.

2

(ii) For Overforecasting Errors that fall within the Bandit, the parties shall calculate the difference between the energy and capacity component of the applicable Transfer Price less the applicable Bulk Power Administrator's clearing price, and multiply it by the quantity of overforecasted Electric Supply. If the resulting number is positive, it shall be treated as Direct Incremental Costs to be included in the calculation of Net Margin pursuant to Section 7.2. If the resulting number is negative, it shall be treated as an offset to Direct Incremental Costs, and if all Direct Incremental Costs are offset, then as Net Margin to be distributed according to the provisions of Article 7.All costs and penalties resulting from Overforecasting Errors within the Bandwidth shall be treated as Direct Incremental Costs to be included in the calculation of Net Margin pursuant to Section 7.2."

1. The following sentence shall be added at the end of Section 7.2:

"The Parties acknowledge and agree that Central Maine Power Company ("CMP") in its capacity as a billing and collection agent for Atlantic, shall offset amounts due CMP from EA for (a) Standard Offer billing and collection charges, (b) disclosure label charges, and (c) a charge to reflect the change in payment terms made effective in August, 2000 which will be calculated by utilizing a discount factor of $0.335% (the "Discount Charge"). The Standard Offer billing and collection charges, and the disclosure label charges will be treated as Direct Incremental Costs. The Discount Charge, on the other hand, will be deducted from Atlantic's allocation of Net Margin and added to Engage's allocation of Net Margin. In addition, costs for Ancillary Services in Northern Maine which are paid by Atlantic shall be distributed from the Escrow Account in the priority as set forth on the Distribution Request form that is attached as Exhibit 4.2 to the parties' Escrow and Pledge Agreement, as amended."

2. The first paragraph of Section 7.3 shall be deleted in its entirety and replaced with the following:

"Net Margin Distribution. For each calendar month after the commencement of Retail Sales by Atlantic (each calendar month is a "Computation Period"), the Parties shall calculate the Net Margin on the billed revenues invoiced for Retail Sales during that Computation Period no later than the 15th day after the expiration of the Computation Period. The Transfer Price, Direct incremental Costs, and Net Margin calculated for each Computation Period (including all Uncompensated Amounts rolled forward from previous Computation Periods) shall be distributed from all revenues deposited in the Escrow Account through the 10th day of the month following each Computation Period. The billed revenues

3

deposited in the Escrow Account shall be distributed in accordance with Section 7.2 within twenty (20) days after the expiration of each Computation Period (the "Due Date"). In calculating the Net Margin, the Parties shall calculate the Transfer Price and the Direct Incremental Costs of all Retail Sales made for the last Computation Period. Any elements of the Transfer Price or the Direct Incremental Costs not then ascertainable shall be estimated by the Parties and shall be adjusted in subsequent Computation Periods to account for any difference between the estimates and the actual costs."

3. The last sentence of Section 7.3 shall be deleted in its entirety and replaced with the following:

"Any Uncompensated Amounts shall accrue interest at the Interest Rate from the Due Date until paid. For purposes of the priority of distribution from the Escrow Account, such interest shall be distributed according to the same priority as the underlying category to which it applies. For example, interest on uncompensated Transfer Payments shall be paid at the same priority as Transfer Payments, and interest on uncompensated Direct Incremental Costs shall be paid at the same priority as Direct Incremental Costs. Engage shall have the right to direct the Escrow Agent to make distributions to Engage on each Friday for the purpose of paying Uncompensated Amounts related to Transfer Pricing only".

4. Except as expressly varied by this Amendment, all terms, conditions, representations and covenants of the Agreement shall remain in full force and effect.

5. This Amendment represents the entire agreement and understanding of the parties with respect to the subject matter, and supercedes all prior agreement and understandings with respect to the subject matter.

IN WITNESS WHEREOF, the Parties hereto have caused this Amendment to be executed in duplicate originals and effective as of August 1, 2000.

ENGAGE ENERGY US, L.P ENERGY ATLANTIC, LLC

By: /s/ James C. Dyer, IV By: /s/ Stephen A. Johnson

Name: James C. Dyer, IV Name: Stephen A. Johnson

Title: Executive Vice President & C.O.O. Title: Vice President and General Counsel

4

Exhibit 10(ac)

December 1, 2000

VIA FAX 207-764-4657

Calvin D. Deschene

President

Energy Atlantic LLC

P.O. Box 1148

Presque Isle, Maine 04769-1148

Re: Wholesale Power Sales Agreement between Engage Energy America Corp. and Energy Atlantic L.L.C. dated December 9, 1999 ("Agreement").

Dear Cal:

The purpose of this letter is to set forth the understanding that was reached at our meeting on November 25, 2000 regarding certain accounting matters under the above-referenced Agreement. At that meeting it was agreed that:

1. Until the parties are able to address Section 4.4 of the Agreement and the other matters identified in this letter, in a more formal amendment, effective December 1, 2000, the rights and obligations under Section 4.4 are suspended, except that Energy Atlantic will provide accurate forecasts, but the parties will no longer settle imbalance amounts against these forecasts.

2. The Portfolio Supply Charge of $1.00/MWh shall remain in force.

3. It was clarified that ISO-NE Schedules 2 and 3 are "load-based charges".

It is the intent of the parties to further investigate the above matters, in addition to other matters (e.g. retail profit sharing margins, incremental components of wholesale pricing, and development of a "wholesale block" concept, or alternative risk/reward sharing mechanisms) and to formally amend the Agreement by January 31, 2001 to reflect the parties' resolution of such issues.

To evidence your agreement with the foregoing, please execute this letter in the space provided below.

Sincerely,

/s/Mark Stiers

Mark Stiers

President

AGREED AND ACCEPTED:

ENERGY ATLANTIC L.L.C.

/s/ Calvin D. Deschene

Calvin D. Deschene

Director

Exhibit 13

Maine Public Service -- Front Cover

Maine Public Service Company

We put a lot of energy into Northern Maine

(Photo)

The Dawn of a New Millennium

2000 Annual Report

Maine Public Service -- Inside Front Cover

Maine Public Service Company

209 State Street

P. O. Box 1209

Presque Isle, Maine 04769-1209

Tel. No. (207) 768-5811 - FAX No. (207) 764-6586

Home Page: http://www.mainepublicservice.com

E-Mail: mainepub@ mfx.net

Maine Public Service 1

Maine Public Service Company

The primary goal of Maine Public Service Company is to deliver reliable, economical electrical power to Northern Maine. The Company is an investor-owned electric utility with two wholly-owned subsidiaries, Maine and New Brunswick Electrical Power Company, Ltd., (Maine and New Brunswick) and Energy Atlantic, LLC, (EA).

The year 2000 was one of transition, as retail competition began on March 1, 2000. As discussed on Page 5 of this Annual Report, the Company no longer sells electricity, but continues to provide transmission and distribution service, while EA provides electricity state-wide.

Maine Public Service Company is committed to providing highly reliable delivery services to more than 35,000 retail electric customer accounts in a 3,600 square mile service territory, at the lowest possible cost. The electrical system is strengthened by interconnections with New Brunswick, Canada, allowing support from the New Brunswick system and indirectly from the Hydro-Quebec system. Major business activities in the area center around the production of agricultural and forest products.

Table of Contents
Profile and Table of Contents	1
President's Letter	2-3
You Can Count On Us	4-5
Analysis of Financial Condition and Review of Operations - 2000	5-15
Shareholder Information	15-16
Five-Year Summary of Selected Financial Data	16
Report of Independent Accountants	17
Financial Statements and Notes	18-37
Consolidated Financial Statistics	38
Consolidated Operating Statistics	39
Directors	40
Executive Officers, Officer Changes, and Stock Transfer Information	Inside Back Cover

(Photo)

The Dawn of a New Millennium -- We began the year 2000 with an uneventful Y2K rollover and continued our journey down the road of change, meeting many challenges associated with restructuring. MPS has a tradition of providing first-rate customer service and now, as always, we are fully focused on delivering energy and answering the electricity needs of Northern Maine.

Maine Public Service 2 and 3

President's Letter to our Shareholders and Employees

(Photo)

Paul R. Cariani

President and CEO

The year 2000 produced impressive earnings for your Company of $3.34 per share compared to $2.48 in 1999. Energy Atlantic, LLC, (EA), our unregulated power marketing subsidiary, made a major contribution of $1.06 per share, whereas Maine Public Service (MPS), the regulated delivery company, earned $2.28 per share on a stand-alone basis. MPS had net income of $3.6 million versus $4.4 million in 1999, whereas EA had earnings of $1.7 million in 2000 compared to a $0.4 million loss in 1999.

Overall, the Company's return on equity was 13.8%. However, earnings of the delivery company declined due to the elimination of wholesale sales as a result of deregulation, effective March 1, 2000. Although the allowed return on equity for the delivery company is 10.7%, it earned 9.7%. The Maine Public Utilities Commission (MPUC) has imputed an equity ratio of 51% for ratemaking purposes, whereas the actual equity ratio for the delivery company was approximately 55%, after removing the escrow balances from long-term debt, thereby reducing the earned return. The Company did repurchase 45,000 shares of Common Stock in 2000 and the stock buyback program is still in effect, if market conditions permit.

EA has a wholesale power supply contract with Engage Energy America, LLC, (Engage), and derives its earnings from providing Standard Offer Service (SOS) in Central Maine Power's territory, as well as supplying customers as a Competitive Electric Provider (CEP). SOS expires on March 1, 2002, whereas the majority of CEP contracts expire in 2001. The competitive electric supply market continues to develop in Maine, however, at a slower pace than we would prefer. Volatile energy markets and contractual issues with Engage have hampered the ability of EA to expand its customer base in recent months. This could adversely affect EA's financial performance in 2001. For more detailed information, please refer to Note 3 of the Notes to Consolidated Financial Statements, "Energy Atlantic".

The solid financial performance in 2000 allowed the Company to increase the annual dividend from $1.20 to $1.28 on October 1, 2000. Stock prices performed very well in our industry and our stock performed quite nicely as it increased 51.8% for the year.

Maine Yankee (MY) is moving forward with plant decommissioning after encountering some delays due to the bankruptcy of Stone and Webster, the former Decommissioning Operation Contractor (DOC) of the Plant. The MY management team will direct the overall decommissioning of the Plant, including responsibilities of the DOC.

The Company also reached an agreement with the MPUC and Maine's Public Advocate regarding replacement power costs for MY. Under the Agreement, the Company will not incur any liability for 2001, however, for calendar year 2002 through 2004 the Company will be subject to the auction price of independent power production contracts as a proxy for MY replacement power. We cannot predict the amount, if any, of the liability resulting from the auction price exceeding the levels outlined in the MY decommissioning study. For more detailed information regarding this settlement, please refer to Note 11 of the Notes to Consolidated Financial Statements, "Commitments, Contingencies and Regulatory Matters -- Maine Yankee".

The economy in our territory has slowed a bit. However, McCain Foods, our largest customer, recently completed a major expansion and is in the process of another major expansion. Loring Commerce Centre has two major clients looking to locate there, pending the improvement of market conditions.

Restructuring issues in California have raised concerns throughout the country, especially in states that have deregulated. Deregulation in Northern Maine, which includes the MPS service territory, has worked reasonably well in the short time that it has been in existence. The MPS service territory is part of the Northern Maine Independent System Administrator (NMISA) and is not part of the rest of New England administered by the Independent System Operator-New England (ISO-NE). NMISA is a Federal Energy Regulatory Commission (FERC) approved Regional Transmission Group (RTG) and provides for independent and non-discriminatory administration of transmission assets and the monitoring and operation of the energy markets in Northern Maine. NMISA provides administrative oversight versus administrative and operational control that ISO-NE has over its participants. Northern Maine has not been subject to the occasional price spikes seen in ISO-NE. Northern Maine and New England do not have the energy supply shortages as seen in California and the MPS service territory has generation available to serve its load, as well as surpluses available from Canada.

While restructuring presents uncertainties in other parts of the industry, our delivery company continues to face a relatively stable regulatory environment. Later this year we will be filing a rate case, which is likely to include Performance Based Ratemaking (PBR) with some sort of productivity incentive. We look forward to working with the regulators to develop a PBR plan that is beneficial to all and does not jeopardize the quality of service that our employees provide with pride.

The success of your Company is due to the quality and dedication of our workforce. I appreciate the support of you, our shareholders, and the dedication and efforts of our employees. We appreciate your confidence and trust as owners of the Company.

Sincerely,

Paul R. Cariani

President and CEO

Maine Public Service 4

(Photo)

Delivering Superior Service -- MPS line workers and electrical technicians are all trained experts, backed by years of experience. In January, 2001, they were named "County All-Stars" by WAGM-TV for their extraordinary efforts responding to system-wide electrical outages caused by December high winds reaching gusts of over 70 mph. (See photo at right) MPS Company's responsiveness can be attributed to individual dedication, willingness to endure wintery weather conditions, and many long, hard hours.

You Can Count On Us

Over the years, the diligence and skills of our employees have earned MPS a well-deserved reputation for responsiveness to customer needs.

(Photo)

Commitment to Excellence -- When customers flip a switch, they expect the lights to go on. MPS has an excellent record of providing customers with that type of service, with reliability in excess of 99.97%. Nonetheless, we are committed to improving this record -- first by preventing interruptions of service and second by restoring service safely and as quickly as possible when interruptions do occur.

(Photo)

A Stronger System -- MPS enhances the reliability of its electrical system by making significant capital expenditures to improve substations and power lines. This assures our customers greater reliability at increasingly lower operating costs.

Maine Public Service 5

(Photo)

Analysis of Financial Condition and Review of Operations - 2000

Electric Industry Restructuring

Begins March 1, 2000

Beginning with the 1995 Annual Report, the Company has reported the progress of Maine's electric industry restructuring and its impact on shareholders and customers. As required by law, the Company divested its generating assets in 1999 with the gain from the sale of these assets deferred on our balance sheet to be used to offset stranded costs. On March 1, 2000, the Company began providing customers with transmission and distribution services only. The associated changes affect many aspects of the Company's financial and operational results in 2000, causing significant differences from previous year's results. An understanding of the following points will enhance comprehension of information presented in this Annual Report:

1. Electric restructuring began on March 1, 2000 and, therefore, only two months of the results for 2000 were reported in a manner consistent with prior years. Comparisons of both prior and future periods to 2000 are complicated by this mixture.

2. Since March 1, 2000, the Company has provided only transmission and distribution (T & D) services. These delivery services charged to our customers are determined by the Federal Energy Regulatory Commission (FERC) for transmission services and by the Maine Public Utilities Commission (MPUC) for distribution services, using traditional rate base, rate of return ratemaking principals used by the regulatory agencies.

3. The Company's revenue dollars decreased significantly after the beginning of retail competition, because the customers now buy their power from energy providers. Although the energy supply is reflected on its customers' bills, the Company merely collects and remits to the supplier. Until the Company sold its generating assets on June 8, 1999, related generating costs were expensed. Following the generating asset sale and until March 1, 2000, purchased electricity was expensed. Revenues included the recovery of these costs in rates approved by the MPUC and by FERC. On the other hand, Energy Atlantic, LLC, (EA or Energy Atlantic) the Company's wholly-owned unregulated marketing subsidiary, sells energy supply in the competitive retail market.

4. The Company's sales in MWH's are comparable to pre-March 1, 2000 results because the new T & D rates are still applied to MWH's delivered. The prior year data has been reclassified consistent with the new classifications, effective March 1, 2000.

5. On March 1, 2000, the MPUC allowed the recovery of stranded costs from our customers. The contractual amounts paid to Wheelabrator-Sherman (W-S) above the market price received from an unrelated power marketer for the output is recorded as stranded cost by the Company. The entire contractual amount was reported as purchased power expense prior to March 1, 2000. The Seabrook amortization is also classified as stranded cost effective March 1, 2000. These MPUC approved charges to stranded costs are partially offset by the amortization of the deferred gain from the generating asset sale.

Please refer to Note 11 of the Notes to Consolidated Financial Statements, "Commitments, Contingencies, and Regulatory Matters" for details of the industry restructuring and the related rate orders of the MPUC. Note 3 of the Notes to Consolidated Financial Statements, "Energy Atlantic" describes the Company's wholly-owned unregulated subsidiary's activities in detail.

Maine Public Service 6

RESULTS OF OPERATIONS

Operating Revenues and Energy Deliveries

Consolidated revenues and MWH delivered for the years 2000, 1999, and 1998 are as follows:

Consolidated Revenues and Megawatt Hours DeliveredDollars in Thousands
	2000		1999		1998
	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$ 14,605	166,049	$ 21,708	170,481	$ 20,593	163,073
Large Commercial	6,111	171,023	10,596	149,979	10,386	147,020
Medium Commercial	5,908	103,914	9,578	99,121	9,104	94,730
Small Commercial	7,075	87,867	10,248	88,570	9,601	82,473
Other Retail	783	3,259	885	3,210	861	3,178
Total Regulated Retail	34,482	532,112	53,015	511,361	50,545	490,474
Energy Atlantic Competitive
Energy Supply	37,054	754,189	-	-	-	-
Total Retail	71,536	1,286,301	53,015	511,361	50,545	490,474
Sales for Resale	1,798	38,010	12,536	390,587	4,230	123,394
Total Deliveries of Electricity	73,334	1,324,311	65,551	901,948	54,775	613,868
Other Operating Revenues	2,130		1,905		1,852
Total Operating Revenues	75,464		67,456		56,627
Energy Atlantic Standard
Offer Service Margin	2,774		-		-
Total Revenues	$78,238		$67,456		$56,627

As discussed in "Electric Industry Restructuring Begins March 1, 2000", above, revenues in 2000 are not comparable with previous years. Beginning March 1, 2000, the Company provides transmission and distribution services to our retail customers but no longer supplies electricity, whereas the Company's wholly-owned subsidiary, Energy Atlantic, LLC, (EA), provides electricity at competitive rates. Sales by the Company under rates determined by the Maine Public Utilities Commission (MPUC) are referred to as "Regulated Retail". However, MWH deliveries continue to be comparable and, therefore, will be the focus of the following analysis. Total retail sales in 2000 were 1,286,301 MWH, an increase of 774,940 MWH and 795,827 MWH over 1999 and 1998, respectively. The principal reason for this increase was EA's retail sales of 754,189 MWH, of which 674,291 MWH, or 89.4%, were made to two large industrial customers in Central Maine Power's service territory. Regulated retail sales were 532,112 MWH, which was 20,751 MWH (4.1%) higher than 1999 and 41,638 MWH (8.5%) higher than 1998. While residential sales decreased 4,432 MWH (2.6%) compared to 1999, they increased 2,976 MWH (1.8%) compared to 1998. The principal reason for this fluctuation was the Company's conversion of residential customers from bi-monthly to monthly meter reading in 1999. This conversion was also principal reason for the 7,408 MWH increase in 1999 compared to 1998. Without this one-time event, 2000's sales are more comparable to 1998. Large commercial sales were 171,023 MWH in 2000, representing increases of 21,044 MWH (14.0%) and 24,003 MWH (16.3%) over 1999 and 1998, respectively, reflecting increased activity at our food processing and the lumber and wood products customers. Our largest customer, McCain Foods, Inc., completed a major expansion in 1999, which contributed additional sales of approximately 17,000 MWH in 2000 compared to 1999. Medium commercial sales in 2000 were 103,914 MHW, reflecting increases of 4,793 MWH (4.8%) and 9,184 MWH (9.7%) compared to 1999 and 1998, respectively, due to an increase in the commercial activity at the former Loring Air Force Base. Activity in the small commercial class

Maine Public Service 7

decreased by 703 MWH (.8%) to 87,867 MWH in 2000 compared to 1999, but 2000 sales were 5,394 MWH (6.5%) more than 1998. Sales for resale were 38,010 MWH in 2000, reflecting sales by the Company and EA through March 1, 2000. Sales in 1999 of 390,587 MWH represented an increase of 267,193 MWH over 1998, principally EA's wholesale activity which began in 1999, partially offset by the termination of sales to Perth-Andover Light and Power in June 1999 with the sale of the Company's generating assets.

During 1996 and 1997, the Company entered into long-term discount contracts with five of its largest customers. All five of these customers produced evidence of hardship to continue operations in the area or were investigating self-generation, criteria that the MPUC reviewed before approving these load-retention contracts. On August 4, 2000, the MPUC approved new contracts with two of these customers for up to eleven years, retaining these valuable customers. In addition, the MPUC authorized revenue recognition and establishment of a regulatory asset for the difference between the amounts billed under these contracts and the stranded costs being recovered in rates from these two customers, which totaled $380,000 in 2000, recorded as other revenues.

The MPUC has jurisdiction over retail rates. As discussed in the "Regulatory Proceedings -- MPUC Approves Elements of Rates Effective March 1, 2000" section below, the MPUC approved rates for the Company's Transmission and Distribution (T&D) utility as of March 1, 2000, exclusive of the energy supply, now purchased by customers from competitive energy providers or standard offer service. Until February 29, 2000, the Company operated under a four-year rate plan which had granted rate increases of 4.4%, 2.9% and 3.9% effective January 1, 1996, February 1, 1997 and February 1, 1998, respectively. For the final year of the rate plan, the MPUC approved a stipulation allowing a 3.66% specified rate increase as of April 1, 1999. Rather than increase customer rates, the MPUC allowed the recognition of these revenues as an offset to the available value from the sale of the generating assets. The 3.66% increase totaled $1,316,000 in 1999 and $379,000 for the first two months of 2000, and has been recorded as other operating revenues. Other operating revenues were $2,130,000 in 2000, compared to $1,905,000 and $1,852,000 in 1999 and 1998, respectively. The $225,000 increase in 2000, compared to 1999, reflects a $483,000 increase in unbilled revenue because of the 1999 transition to monthly meter reading, a $343,000 increase in wheeling revenues, partially offset by a $557,000 decrease in the regulatory revenue adjustments, which were previously discussed. The Federal Energy Regulatory Commission (FERC) has jurisdiction over transmission rates.

As discussed in the "Energy Atlantic" section below, EA's Standard Offer Service Margin of $2,774,000 in 2000, represents the accrued net margin of its Standard Offer Service (SOS) activity, recorded as revenue beginning March 1, 2000. The principal source of this margin is the SOS provided by EA to approximately 525,000 residential and small commercial customer accounts in Central Maine Power's service territory.

Operating Expenses

For the three-year period 1998-2000, energy supply and transmission and distribution operation and maintenance expenses are as follows:

	(Dollars in Thousands)
	2000	1999	1998
Energy Supply
Purchased Power
Wheelabrator-Sherman	$2,567	$14,205	$13,830
Maine Yankee	571	3,760	5,670
Northeast Empire	1,508	7,768	7,160
Other Purchases	2,398	7,619	5,092
Energy Atlantic	36,433	7,324	--
Total Purchased Power	43,477	40,676	31,752
Deferred Fuel	114	(1,603)	(2,234)
Net Purchased Power	43,591	39,073	29,518
Generation
Fuel Expense	--	622	896
Other	2	569	1,236
Total Generation	2	1,191	2,132
Total Energy Supply	$43,593	$40,264	$31,650
T&D Operation and Maintenance
Transmission and Distribution	$3,219	$3,008	$3,614
Customer Accounting and General Administrative	7,493	7,276	7,222
Energy Atlantic	1,351	1,037	--
Other Oper. & Maint	$12,063	$11,321	$10,836
Stranded Costs
Wheelabrator-Sherman	$10,694	Not
Maine Yankee	2,727	Applicable
Seabrook	925
Amortization of Gain from Asset Sale	(5,440)
Total Stranded Costs	$8,906

As discussed in "Electric Industry Restructuring Begins March 1, 2000", above, energy supply expenses in 2000 are not comparable with previous years. Energy supply is comprised of purchased power and generation expenses. Beginning March 1, 2000, the Company no longer supplies electricity to our retail customers and, therefore, ceased purchasing power on that date. The Company's wholly-owned unregulated marketing subsidiary, Energy Atlantic, LLC, (EA), on the other hand, entered the retail market as an energy provider throughout the State of Maine on March 1, 2000, after participating in the wholesale market prior to February 29, 2000. As discussed in the "Energy Atlantic" section below, EA's competitive energy provider sales and purchase power expenses are recognized on a gross basis throughout 2000.

Energy supply expenses were $43,593,000 in 2000, an increase of $3,329,000 and $11,943,000 over 1999 and 1998, respectively. As reflected in the table above, net purchased power expenses for 2000 were $43,591,000, an increase of $4,518,000 over 1999. Purchases by EA increased $29,109,000 in 2000, compared to 1999 principally due to EA's retail sales after March 1, 2000 as described above. During 1999 and for the first two months of 2000, EA's sales were limited to bulk power sales. As explained above, the Company supplied power to its customers until February 29, 2000. Purchases from

Maine Public Service 8

Wheelabrator-Sherman (W-S), Northeast Empire, other suppliers, as well as decommissioning expenses for Maine Yankee, during the first two months were classified as Energy Supply expenses. Payments continued after March 1, 2000 to W-S and Maine Yankee, but were classified as stranded costs, as discussed below. W-S purchases for 1999 were $14,205,000, a $375,000 or a 2.7% increase from 1998, because of a 1.3% increase in output and a contractual price increase. Maine Yankee expenses were $3,760,000 in 1999, a decrease of $1,910,000 compared to 1998 reflecting higher decommissioning expenses in 1998, an insurance refund in 1999 due to the curtailment of operations, and a FERC rate stipulation approved in early 1999. Purchases from Northeast Empire in 1999, principally Maine Yankee replacement power, of $7,768,000 were 8.5% more than purchases in 1998. Other purchases in 1999 of $7,619,000 were $2,527,000 more than 1998, reflecting additional bulk power sales by the Company in 1999 and contractual purchases from WPS-PDI after the sale of the generation assets. Deferred fuel expense, a component of purchased power, was a positive $114,000 in 2000, compared to a negative $1,603,000 and a negative $2,234,000 in 1999 and 1998, respectively. A positive deferred fuel expense indicates that amounts collected through rates exceed current costs, which occurred during the first two months of 2000. A negative deferred fuel expense indicates expenses deferred to a future period when these costs will be collected in rates. As more fully discussed in Note 11 of the Notes to Consolidated Financial Statements, "Commitments, Contingencies and Regulatory Matters -- Four-year Rate Stabilization Plan", the Company was allowed to defer one-half of the Maine Yankee replacement power costs, offset by the savings from the amended purchase power agreement with W-S until the termination of the plan on February 29, 2000. Generation expenses in 1998 were $2,132,000 and $1,191,000 until the generating assets were sold on June 8, 1999.

As a result of the changes in the Company's business on March 1, 2000, discussed above, the related sources of energy also changed substantially. Purchases by the Company in January and February of 2000 totaled 118,560 MWH, compared to 556,132 MWH and 501,007 MWH for the years 1999 and 1998, respectively. Please see discussion on stranded costs below for details about the Company's accounting for energy provided by W-S after March 1, 2000. EA's purchases in 2000 of 824,845 MWH, included 802,173 MWH of energy provided by Engage Energy America, LLC, (Engage), EA's sole provider of energy for its retail activity, which began March 1, 2000. The remainder of EA's purchases in 2000 were for wholesale power marketing sales from other parties. EA's purchases for standard offer service purchased from Engage, described in "Energy Atlantic", below, are not reflected as purchases because that activity is recorded on a net basis.

Transmission and distribution (T&D) expenses were $3,219,000 in 2000, an increase of $211,000 over 1999. Load dispatching expenses in 2000 were $333,000 more than 1999, primarily due to fees paid to the Northern Maine Independent System Administrator beginning on March 1, 2000. In addition, a severe windstorm in December, 2000 increased expenses by $125,000. These increases were partially offset by a $274,000 decrease in tree trimming expenses. The $606,000 decrease in T&D expenses from 1998 to 1999 was principally due to the termination of a wheeling contract with NB Power, partially offset by a $302,000 increase in the tree trimming expenses. Customer accounting and general administrative expenses were $7,493,000 in 2000, an increase of approximately $250,000 over 1999 and 1998, principally due to wage increases. EA's other operation expenses were $1,351,000 in 2000, an increase of $314,000 over 1999, primarily due to increased wages of $334,000 and bad debt expenses associated with retail sales activity in 2000, partially offset by a $197,000 decrease in wholesale transmission and ancillary service expenses.

The Company recognized $8,906,000 of stranded costs in 2000. Beginning on March 1, 2000, as detailed in the table above and discussed below in "Regulatory Proceedings -- MPUC Approves Elements of Rates Effective March 1, 2000", the Company is now classifying certain expenses as stranded costs. The Wheelabrator-Sherman and Maine Yankee costs of $10,694,000 and $2,727,000, respectively, are comparable to expenses recorded as purchased power prior to March 1, 2000. The Seabrook cost of $925,000 represents the amortization of the unrecovered costs beginning March 1, 2000 and is comparable to expenses previously classified as amortization. As stipulated, the Company is allowed to offset these stranded costs with the amortization of the deferred gain from the generating asset sale of June 1999, described in detail in Note 11 of the Notes to Consolidated Financial Statements, "Commitments, Contingencies and Regulatory Matters -- Capacity Arrangements - Generating Asset Sale".

Interest expenses for 2000 were $2,459,000, compared to $4,236,000 and $4,327,000 for 1999 and 1998, respectively. The decrease from 1999 to 2000 of $1,777,000 is primarily due to the redemption of long-term debt with proceeds from the generating asset sale, as discussed in Note 9 of the Notes to Consolidated Financial Statements, "Long-Term Debt", partially offset by increased short-term borrowing interest costs in 2000 to meet working capital needs, accounting for $1,023,000 of the decrease. The Company was allowed to recognize $768,000 in stranded cost carrying charges in 2000 as a reduction to interest expense and an increase to deferred fuel to be collected in future periods. The $48,000 decrease in Interest and Dividend Income in 2000 compared to 1999 was primarily due to a $342,000 decrease in interest earned on generating asset sale proceeds, offset by a $243,000 increase in EA's interest income from their escrow arrangement with Engage Energy America, LLC, and by interest earned on the proceeds of the tax-exempt borrowing beginning in October 2000.

Energy Atlantic

In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing subsidiary was involved in wholesale energy transactions during 1999 and the first two months of 2000, and began selling to retail customers on March 1, 2000, the commencement of retail competition in the State of Maine. EA's net income was $1,688,000 for 2000, compared to a loss of $354,000 for 1999. The increase is primarily due to its new retail business.

Energy Atlantic provides standard offer service (SOS) and competitive energy supply (CES) to retail customers, both of which utilize power provided via a contract with Engage Energy America, LLC, (Engage). Revenues are received and expenses are paid directly by an escrow agent which is controlled by Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and commercial customer accounts in the Central Maine Power (CMP) service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. The utilities bear SOS account collection risk, as they are required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship. EA records the

Maine Public Service 9

accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity is principally two large industrial customers in CMP's service territory, as well as residential and small non-residential customer accounts throughout Maine. For CES sales, EA negotiates the price directly with the customer, maintains customer service responsibility and has collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

The contract between EA and Engage has recently been the subject of negotiations between the parties. On December 5, 2000, the Federal Energy Regulatory Commission (FERC) issued an order that would increase the Installed Capacity (ICAP) Deficiency Charge in the New England market from $0.17 to $8.75 per kw/month. On January 9, 2001, FERC stayed this order subject to a rehearing. Engage informed EA that the proposed ICAP increase would dramatically increase Engage's cost of meeting commitments to EA's customers, who are generally entitled to electrical power through a designated period at a fixed price. In December 2000, Engage sent EA a letter giving notice that it was invoking certain contract renegotiation rights and setting forth its position that an increase of this magnitude would give it grounds to cancel its contract with EA. EA responded by stating its view that the contract requires Engage to sustain the market risks of increases in the cost of supplying power and that the notice was in breach of the contract. Without agreeing with EA's position, Engage did withdraw its notice. Engage has subsequently expressed the view that it has multiple grounds to terminate the contract. The parties have attempted to negotiate some resolution of these matters with no success to date. On March 7, 2001, FERC issued its order reinstating the $8.75 per kw/month ICAP charge effective April 1, 2001. As of this date, the Company is unable to predict the effect of this order on the relationship between EA and Engage.

If Engage were to cease providing power at the previously-negotiated prices, EA would likely be unable to find alternative sources of supply at those prices. It is unclear whether and to what extent EA would be required to absorb the increased costs associated with its customer contracts. The Coastal Corporation, a former affiliate of Engage, has provided a $35 million guaranty of performance by Engage. Whether the guaranty would be available would depend on whether Engage were determined to have breached the contract, a question that likely would not be resolved except by litigation. Moreover, the aggregate cost of supplying power to EA's customers at the prices set forth in existing retail contracts could well exceed the amount of the guaranty, in which case EA may not be able to meet its financial obligations.

EA's management is actively involved in seeking a resolution of this situation, but is unable to assess the effect of these uncertainties on EA. Resolution of these matters may depend on numerous factors beyond EA's control, such as possible challenges to FERC's order, future actions of FERC in setting the ICAP rates, future actions of the Maine Public Utilities Commission in reforming the SOS or providing some other remedy, changes in the market price of electrical power, and future actions of Engage. Nonperformance by Engage under the contract could have a material adverse impact on the financial position and results of operations of EA. Management believes the risk of loss for MPS as parent would be the after-tax impact of its investment in EA and accumulated earnings, which amounted to $.9 million and $.8 million, respectively, as of December 31, 2000. To date, Engage has continued to meet its prior commitments to supply power to EA customers and make all required payments and the parties are continuing their discussion of this matter.

Until November 2000, EA was subject to risk in scheduling electric load in the New England retail market in accordance with its contract with Engage. A letter of agreement, dated December 1, 2000, to amend the contract at that time, removed the penalties and benefits to EA resulting from under- and over-forecasts of load and volatile market price changes.

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

The Maine Agreement for the decommissioning of Maine Yankee requires the Maine owners, (Central Maine Power, Bangor Hydro-Electric Company and the Company) for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of the maximum amount would be $4.1 million for the period. For the year ended December 31, 2000, the Company selected the price based on the two year entitlement auction which was allowed under the agreement. Since this price was below the assumed replacement power price, there was no liability for this period. The Company again selected the two year entitlement auction price for the year ended December 31, 2001, but on October 11, 2000, the Maine Agencies, (the MPUC and the Office of the Public Advocate) rejected the Maine Owners' selection of the sales auction price as the benchmark for calendar year 2001. On December 11, 2000, in separate negotiations, the Company reached an agreement in principal with the Maine Agencies. Under this Agreement, the Company will incur no liability for calendar year 2001. For the calendar years 2002 through 2004, the Company will be required to use the auction price as the appropriate proxy. At this time, the Company cannot predict the auction price for 2002 to 2004 and, if it were to exceed the assumed replacement power price, how much, if any, of the maximum $4.1 million will be required to be recognized during these three years.

With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998, Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation.

Maine Public Service 10

Beginning in April, 1999, the Company began amortizing an additional $150,000 per month as part of a stipulation described in "Regulatory Proceedings -- Four-Year Rate Stabilization Plan", above. As of December 31, 2000, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.0 million, in accordance with the rate plan.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998, June, 1999 and again in September 2000, Maine Yankee updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2000, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $28.1 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement.

The MPUC, on January 27, 2000, approved a Stipulation providing for the recovery of stranded investment, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement costs, and the remaining Maine Yankee investment.

On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation (Stone & Webster), that it was terminating its decommissioning operations contract pursuant to the terms of the contract. Subsequently, Stone & Webster notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, 2000, Stone & Webster announced a proposed transaction in which it would transfer substantially all of its assets in exchange for an immediate credit facility and other consideration, including cash and stock. Stone & Webster said the credit facility was intended to enable it to address its liquidity difficulties and continue to operate its businesses until the asset sale was completed. Stone & Webster also announced that it intended to seek bankruptcy court approval of the asset sale and credit agreement.

On June 2, 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. By Sale Order dated July 13, 2000, the Bankruptcy Court approved the sale of substantially all of Stone & Webster's assets to the successful bidder in the Chapter 11 sale, The Shaw Group, Inc., (Shaw), for cash, stock, and the assumption of certain liabilities of Stone & Webster, and the proposed transaction announced earlier by Stone & Webster was terminated. Stone & Webster reported that the Shaw transaction was effectively closed on July 14, 2000, and that it would continue to operate as a Debtor-in-Possession subject to the supervision and orders of the Bankruptcy Court.

Commencing in May, 2000, Maine Yankee entered into interim agreements with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster, Maine Yankee at least temporarily assumed the general contractor role. The decommissioning of the Plant site continued throughout the year 2000, with major emphasis directed to maintaining the schedule on critical-path projects such as construction of the ISFSI and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility. During this period Maine Yankee evaluated its long-term alternatives for safely and efficiently completing the decommissioning, including detailed proposals from prospective successor general contractors. On January 26, 2001, Maine Yankee announced its decision to reject the proposals and continue to manage the decommissioning project itself without an external general contractor.

On June 30, 2000, Federal Insurance Company (Federal), which provided performance and payment bonds in the amount of $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgement against Maine Yankee in the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States District Court in Maine. The Complaint, which seeks a declaration that Federal has no obligation to pay Maine Yankee under the bonds, alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of the termination to Federal under the contract, and that Federal, therefore, had no further obligations under the bonds.

On August 24, 2000, Maine Yankee also filed a $78.2 million claim (later increased to $86.0 million) in the Stone & Webster Bankruptcy Court proceeding in Delaware seeking to recover its additional costs caused by Stone & Webster's contract default. Maine Yankee expects the court hearings in both proceedings to take place later in 2001. Maine Yankee believes that its termination of the Stone & Webster contract was proper and that it is entitled to recover such additional costs in the bankruptcy proceeding or under the bonds, but cannot predict the outcome of the litigation.

In December 2000, Maine Yankee distributed approximately $20 million to its owners from proceeds received as a result of the termination of Maine Yankee's membership in a nuclear industry mutual insurance company. The Company received its 5% ownership share, or $1.0 million, and recorded a regulatory liability, awaiting rate treatment.

Earnings and Dividends

Earnings per share for 2000 were $3.34 based on net income available for Common Stock of $5,300,632 and 1,588,009 average shares outstanding. The Company's wholly-owned unregulated marketing subsidiary, Energy Atlantic, contributed net income of $1,687,522, $1.06 per share, while the Company's core business, transmission and delivery services, provided net income of $3,613,110, $2.28 per share. For 1999, earnings per share were $2.48 based on net income available for Common Stock of $4,005,556 and 1,617,250 average shares outstanding. In 1999, in its first year of operations, EA had a net loss of $353,508, which reduced earnings per share by $.22. Earnings per share for 1998 were $1.39 based on net income available for Common Stock of $2,252,915 and 1,617,250

Maine Public Service 11

average shares outstanding. As discussed in the "Maine Yankee" section of this Annual Report, the decision to close Maine Yankee in 1997 and the beginning of decommissioning resulted in additional costs, such as termination benefits to former Maine Yankee employees, assessed to the Company in 1998 as capacity charges. These additional costs adversely impacted the Company's earnings in 1998 compared to 2000 and 1999. For 2000, the Company's return on equity was 13.8% compared to 11.1% and 6.51% for 1999 and 1998, respectively.

During 1999, the Company sold its generating assets and deferred a net gain of $19.9 million. In accordance with the previously mentioned mega-case order for T&D rates, (see "Electric Industry Restructuring Begins March 1, 2000", above) beginning March 1, 2000, the deferred gain is being amortized, which significantly reduces other stranded cost revenue requirements. However, in 1999 the Company did recognize $389,000 of net income associated with excess deferred income taxes and unamortized investment tax credits associated with the assets sold.

During the three year period, dividends have been increased twice. Your Board of Directors increased the quarterly dividend from $.25 to $.30 per share effective with the October 1, 1999 payment. One year later, your Board increased the dividend to $.32 per share, an increase of $.02. Dividends paid during 2000 were $1.22 per share compared to $1.05 and $1.00 for 1999 and 1998, respectively.

Liquidity

The accompanying "Statements of Consolidated Cash Flows" reflect the Company's liquidity and financial strength. The statements report the net cash flows generated from or used for operating, financing, and investing activities.

In 2000, net cash flows provided by operations were $4.7 million. During 2000, the Company withdrew asset sale proceeds from the trustee of $19 million, using $15 million for the redemption of the 9.775% Series of first mortgage bonds and $2.1 million for the associated redemption premium on that debt. In addition, the Company paid taxes on the generating asset sale of approximately $7.9 million. During 2000, as more fully explained in the "Capital Resources" section of this Annual Report, the Maine Public Utilities Financing Bank issued $9 million of its tax-exempt bonds, the 2000 Series, on behalf of the Company to be drawn for the reimbursement of issuance costs of $.3 million and for qualifying expenditures for distribution property. During 2000, $1.6 million was drawn from the trust account. As of December 31, 2000, the Company had approximately $7.5 million remaining in the tax-exempt bond trust fund for the 2000 Series to be used for the construction of qualifying property. As more fully explained in the "Capital Resources" section of this Annual Report, the Company reinstated a stock buy back program during 2000 and spent $.9 million for 45,000 shares of Common Stock. In 2000, the Company paid $1.9 in dividends and spent $4.7 million for electric plant. During 2000, an additional $1.3 million was borrowed under the Company's short-term credit facilities.

The June 8, 1999 sale of the generating assets provided proceeds of $37.5 million which were deposited with the first mortgage trustee in accordance with mortgage indentures. Net cash flows provided by operating activities for 1999 were $5.3 million. A total of $18.0 million of the proceeds was deposited with the first mortgage trustee, subsequently a $4.0 million drawdown was used for the final redemption of $2.5 million of the 9.6% Series of second mortgage bonds and a redemption of $1.4 million of the 1996 Series of tax-exempt bonds. In addition to the redemptions mentioned above, $1.3 million of scheduled principal payments were made, for a total of $5.2 million in long-term debt retirements. During 1999, the Company paid $1.3 million in dividends and spent $4.8 million for electric plant. The Company also withdrew the final $.4 million from the proceeds held in trust from the 1996 tax-exempt bond issuance and decreased short-term borrowings by $4.5 million with a portion of the asset sale proceeds.

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

For additional information regarding construction expenditures for 1998 to 2000 and anticipated construction expenditures for 2001, see Note 11 of Notes to Consolidated Financial Statements, "Commitments, Contingencies, and Regulatory Matters -- Construction Program".

To satisfy working capital requirements, the Company uses short-term borrowings from its revolving credit agreement. In October, 1999, the Company's credit agreement was reduced to $6 million. The agreement is secured by $6 million of first mortgage bonds and its due date has been extended to May, 2002. In September, 2000, the Company obtained an additional $2.5 million unsecured line of credit for a period of six months. This additional line of credit was required to cover the high costs of the W-S power contract during 2000. At the end of 2000, the Company had $4.9 million of short-term debt compared to $3.6 million and $8.1 million at the end of 1999, and 1998, respectively. During 1998 to 2000, the interest rates on these short-term borrowings were below the existing prime rate. For additional information on the short-term credit facility, see Note 6 of the Notes to Consolidated Financial Statements, "Short-Term Credit Arrangement". Based on current projections, the Company estimates that operating cash flows will be sufficient to cover its other sinking fund payments, construction activities, and other financial obligations.

Maine Public Service 12

Capital Resources

The sale of the Company's generating assets on June 1999, has significantly impacted the Company's capital structure. The after-tax proceeds from the sale of the generating assets and the liquidation of the Canadian subsidiary were used to reduce the Company's debt. In 1999, the Company reduced long-term debt by $3.9 million, redeeming the outstanding second mortgage bonds of the 9.6% Series of $2.5 million and $1.4 million of the 1996 Series of tax-exempt bonds for property sold previously, financed with this tax-exempt issue. In 2000, the Company used $1.9 million to reduce short-term borrowings and redeemed its highest coupon debt, the 9.775% Series of first mortgage bonds of $15 million, and paid the associated early redemption premium.

As more fully explained in the "Regulatory Proceedings-MPUC Approves Elements of Rates Effective March 1, 2000", the deferred gain on the generating asset sale of approximately $19.9 million at the end of 1999 was amortized beginning March 1, 2000, to reduce stranded cost revenue requirements, principally the power costs associated with the Wheelabrator-Sherman contract. In accordance with the rate decision, $5.4 million of the gain was amortized during 2000. In addition, $7 million was used to offset the remaining unrecovered costs on Seabrook. Based on the current ratemaking treatment, the deferred gain should be fully amortized in 2002.

After several years of negotiations, the Company restructured its Power Purchase Agreement (PPA) with the Wheelabrator-Sherman Energy Company (W-S). Under the terms of the original PPA, the Company was obligated to purchase the entire output up to 126,582 MWH of the 17.6 MW biomass plant owned by W-S through December 31, 2000. The PPA could be renewed by either party for an additional fifteen years at prices to be determined by mutual agreement or, absent mutual agreement, by the MPUC. In October 1997, the Company and W-S agreed to amend the PPA. Under the terms of this agreement, W-S agreed to accept an up-front payment of $8.7 million and reduce the price of purchased power by $10 million through December 31, 2000. The Company and W-S agreed to renew the PPA for an additional six years at set prices. In May 1998, the Company made the up-front payment of $8.7 million to W-S with a financing provided by the Finance Authority of Maine (FAME). This payment is reflected as a regulatory asset; and, based on the MPUC rate order effective March 1, 2000, the Company will begin amortizing and recovering this stranded cost in 2001. The amended PPA helped relieve the financial pressure caused by the closure of Maine Yankee in 1997 as well as the need for substantial increase in retail rates.

On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (Maine Public Service Company) (the Notes) on behalf of the Company. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (the Trustee), for the purpose of: (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with the Company and the Capital Reserve Fund held by the Trustee. The Company has issued $4 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The Notes will bear interest at a Floating Interest Rate, initially at 5.7% per annum, and will be adjusted weekly. On June 1, 1998, the Company purchased an interest rate cap of 7% at a cost of $172,000, to expire June, 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 2000, the cumulative effective interest rate, including issuance costs and credit enhancement fees, since issuance for this Series was 6.78%.

On October 19, 2000, the Maine Public Utilities Financing Bank (MPUFB) issued $9 million of its tax-exempt bonds due October 1, 2025 (the 2000 Series) on behalf of the Company. The proceeds have been placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. As of December 31, 2000, approximately $7.5 million is available for qualifying capital expenditures. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for an initial term of nineteen months to be issued by The Bank of New York for the benefit of the holders of such bonds. To secure the Company's obligations under the letter of credit and reimbursement agreement, the Company issued first and second mortgage bonds, in the amounts of $5 million and $4.525 million, respectively. The Company has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and at issuance, selected the weekly interest period, with an initial interest rate of 4.35%. On November 17, 2000, the Company purchased an interest rate cap of 6% for this Series and the 1996 Series of tax-exempt bonds issued by the MPUFB with $13.6 million outstanding for a total cost of $36,386.

The Company has the ability to finance through the issuance of Common and Preferred Stock. The Company is authorized to issue up to 3,000,000 shares of Common Stock. In addition, the Company's articles of incorporation authorized the issuance of 200,000 shares of Preferred Stock with the par value of $100 per share and 200,000 shares of Preferred Stock with the par value of $25 per share. The Company can also issue second mortgage bonds of $14.3 million without bondable property additions.

Effective March 1, 2000, the Company is required to maintain a capital structure with 51% common equity, in accordance with a stipulation approved by the MPUC on December 1, 1999 in the Company's rate design and stranded cost recovery cases. In anticipation of this requirement, the Company sought approval, which the MPUC granted on November 17, 1999, to repurchase up to 500,000 shares of its Common Stock over a five-year period through an open market program, which began in February 2000. During 2000, the Company purchased 45,000 shares under this program at a cost of $922,000.

Maine Public Service 13

Employees

At the end of 2000 and 1999, respectively, the Parent Company had 142 full-time employees. The Parent's Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Ltd., (Maine and New Brunswick) has had no employees since the generating asset sale on June 8, 1999. Energy Atlantic, the Parent's unregulated marketing subsidiary, had 11 full-time employees for 2000, compared to 10 for 1999. Consolidated payroll costs were $6.7 million for 2000 and $6.8 million for 1999.

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

c) facilities located outside the United States, i.e., the Company's hydro facility in New Brunswick, Canada; and

d) assets that the MPUC determines necessary for the operation of the transmission and distribution services. The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. For more information about the Company's sale of its generating assets, see Note 11 of the Notes to Consolidated Financial Statements, "Commitments, Contingencies, and Regulatory Matters -- Capacity Arrangements", below.

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

6. Billing and metering services will be subject to competition beginning March 1, 2002, but permits the MPUC to establish an earlier date, no sooner than March 1, 2000. The implementation of this provision was subsequently delayed, and the Company cannot predict when or if it will begin.

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

According to EITF 97-4, entities should cease to apply Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations" when a deregulation plan is in place and the terms are known. With respect to the generation

Maine Public Service 14

portion of the Company's business, this occurred in the fourth quarter of 1999, when the terms where substantially agreed upon by stipulations in the MPUC's proceeding on revenue requirements, rate design and stranded costs in Docket 98-577. This stipulation was approved by the MPUC on January 27, 2000. As more fully discussed in Note 11 of the Notes to Consolidated Financial Statements, "Commitments, Contingencies, and Regulatory Matters -- Capacity Arrangements", the Company sold all generating assets on June 8, 1999. Correspondingly, the Company adopted SFAS 101 "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" for the generation segment of its business in the fourth quarter of 1999. SFAS 101 requires a determination of impairment of plant assets under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the elimination of all effects of rate regulation that have been recognized as assets and liabilities under SFAS 71. The Company has determined no such impairment exists.

The Company believes that its electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2000, $77.5 million of regulatory assets remain on the Company's books. These assets will be amortized over various periods in accordance with the MPUC approved Phase II filing.

For further discussion of the specific impacts of the industry restructuring on the Company and related ratemaking activity, see "MPUC Approves Elements of Rates Effective March 1, 2000", below.

MPUC Approves Elements of Rates Effective March 1, 2000

On October 14, 1998, and subsequently amended on February 9, 1999, August 11, 1999, and December 15, 1999, the Company filed its determination of stranded costs, transmission and distribution costs, and rate design with the MPUC. The Company's amended testimony supported its $95.7 million estimate of stranded costs, net of available value from the sale of the generating assets, when deregulation occurred on March 1, 2000. The major components include the remaining investment in Seabrook, the above-market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

On October 15, 1999, the Company filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for the Company's Transmission and Distribution (T&D) utility. This Stipulation was signed by the Public Advocate and approval was recommended by the MPUC Staff. Under the Stipulation, the Company's total annual T&D revenue requirement of $16,640,000, went into effect on March 1, 2000. This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity. The Stipulation further provided that the precise level of stranded cost recovery could not be determined until final determination of all costs associated with the sale of the Company's generating assets, but did set forth some general principles concerning the Company's ultimate stranded costs recovery, including agreement that the major components of the Company's stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates. Furthermore, the Stipulation allowed the 3.66% foregone revenue increase as a result of a rate plan Stipulation approved by the MPUC in its April 6, 1999 Order in Docket 98-865 to be recovered through a reduction in the deferred gain on the asset sale. The Stipulation also provided that the Company's recovery of unamortized investment tax credits and excess deferred income taxes associated with the Company's generating assets must await a final determination ruling from the IRS, which ruling was sought by Central Maine Power Company (CMP). On December 1, 1999, the MPUC approved the October 15, 1999 Stipulation, as described above. In early January, 2000, CMP received its ruling from the IRS which concluded that the unamortized investment tax credits and excess deferred income taxes associated with the sale of the generating assets could not be used to reduce customer rates without violating the tax normalization rules for public utilities. Therefore, in 1999, the Company recognized these excess deferred taxes in income, which amounted to an increase in net income of approximately $389,000.

On January 27, 2000, the MPUC approved a Stipulation in Phase II of Docket No. 98-577 that provided for the recovery in rates of the Company's stranded investment. The major element of the Phase II Stipulation was the $12.5 million of stranded investment recoverable annually beginning March 1, 2000. This revenue requirement includes a return on unrecovered stranded investment based on the capital structure approved by the MPUC in its December 1, 1999 Order. The approved capital structure consists of 51% common equity with an authorized return on equity of 10.7%. The Phase II Stipulation also allowed the Company to offset its unrecovered stranded investment in Seabrook by approximately $7 million, (details provided in chart in Note 11 of the Notes to Consolidated Financial Statements, "Capacity Arrangements -- Generating Asset Sale", below) representing an amount equal to 35% of the available value from the sale of the generation assets. The parties to the Phase II Stipulation also resolved several rate design issues, principally the elimination of the inclining block rate for residential customers. In addition, the Company was granted several accounting orders incorporating certain accounting methodologies used in determining the elements of stranded costs. On August 4, 2000, the MPUC authorized the Company to record the difference between the approved contracts for two large industrial customers and their current special discount rates, designed for customer retention, as revenue and a regulatory asset. During 2000, this flexible pricing adjustment resulted in recognition of $380,000 of revenues and a corresponding regulatory asset. The annual revenue requirement associated with the recovery of stranded costs will be reviewed at least every three years. The Company expects to file annual revenue requirements with the MPUC in the Fall of 2001 to determine rates for the next rate period.

WPS Complaint

On October 30, 2000, WPS Energy Services (WPS), a Competitive Electricity Provider (CEP) offering retail sales of electricity in the Company's service territory, filed a Complaint (Docket No. 00-894) against the Company as well as a Petition to Alter or Amend the MPUC's September 2, 1998 Order in Docket No. 98-138.

The Complaint alleges that the Company has violated various provisions of Chapter 304 of the MPUC's Regulation governing relations between the Company and all CEPs, including the

Maine Public Service 15

Company's own marketing subsidiary, Energy Atlantic, LLC, (EA). According to the Complaint, various of the Company's employees have engaged in conduct that either awards EA a competitive advantage over other CEPs or has burdened WPS with an unfair disadvantage relative to EA. These allegations include such practices as denying WPS information made available to EA, or providing EA with information about WPS's customers that is not available publicly. The Company does not believe it has in any way violated any provisions of Chapter 304 and has so argued to the MPUC.

In its September 2, 1998 Order in Docket No. 98-138 authorizing the formation of EA, the Commission allowed the Company and EA to share the services of certain employees under certain conditions on the grounds that such sharing was in the public interest and would not have any anti-competitive effect on the retail market for electricity. WPS claims that the sharing does not conform to the conditions set forth in the Order and that, in any event, the Commission should now find such sharing not in the public interest, thereby amending its original September 2, 1998 Order.

The Complaint and Petition to Amend the September 2, 1998 Order, in addition to requesting a prohibition on the sharing of certain employees, also seeks a formal investigation of the Complaint, penalties for any violations of the Commission's rules and certain specific relief for violations of Chapter 304.

The Company believes the Complaint and Petition are completely without merit and are motivated by EA's recent competitive successes against WPS in the local retail electricity market. The Company intends to vigorously contest the matter at the MPUC, but cannot predict the outcome of this proceeding.

Generating Asset Sale

On June 8, 1999 the Company sold its generating assets to WPS Power Development, Inc. The sale of the assets, 91.8 megawatts of generating capacity, for $37.4 million was required by the State's electric industry restructuring law. For further information, see Note 11 of the Notes to Consolidated Financial Statements, "Commitments, Contingencies, and Regulatory Matters -- Capacity Arrangements - Generating Asset Sale".

Four-Year Rate Stabilization Plan

The Maine Public Utilities Commission (MPUC) approved a stipulation on November 13, 1995 that established a multi-year rate plan, effective January 1, 1996 through March 1, 2000. The plan provided our customers with predictable rates and shared operating risks and benefits between the Company's shareholders and customers. For further information, see Note 11 of the Notes to Consolidated Financial Statements, "Commitments, Contingencies, and Regulatory Matters -- Four-Year Rate Stabilization Plan".

Restructured Agreement with Wheelabrator-Sherman

On December 22, 1997, the MPUC approved an amended purchase power agreement between the Company and Wheelabrator-Sherman, a 17.6 MW biomass plant. The agreement has helped relieve the financial pressure caused by the closure of Maine Yankee, as well as the need for substantial increases in its retail rates. For further information, see Note 11 of the Notes to Consolidated Financial Statements, "Commitments, Contingencies, and Regulatory Matters -- Capacity Arrangements - Wheelabrator-Sherman".

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

Shareholder Information

General

The Company's Common Stock is listed and traded on the American Stock Exchange. As of December 31, 2000 and 1999, Common Stock shares issued and outstanding were 1,572,898 and 1,617,250, respectively. As of December 31, 2000, shares were held by 1,075 shareholders or nominees in forty-six states, the District of Columbia, Canada, and the United Kingdom.

The annual meeting of shareholders is held each year on the second Tuesday in May at the Company's headquarters in Presque Isle. Market price and dividend information relative to the two most recent calendar years are shown in the tabulation on the following page.

Maine Public Service 16

Income Tax Status of 2000 Dividends

The Company has determined that the Common Stock dividends paid in 2000 are fully taxable for federal income tax purposes. These determinations are subject to review by the Internal Revenue Service, and shareholders will be notified of any significant changes.

	Market Price		Dividends Paid	Dividends Declared
	High	Low	Per Share	Per Share
2000
First Quarter	$18	$16	$ .30	$ .30
Second Quarter	$20.75	$17.38	.30	.30
Third Quarter	$25.60	$20.25	.30	.32
Fourth Quarter	$27.13	$23.75	.32	.32
Total Dividends			$1.22	$1.24
1999
First Quarter	$16-1/8	$13-1/8	$ .25	$ .25
Second Quarter	$17-7/8	$12-7/8	.25	.25
Third Quarter	$19-1/8	$17-7/16	.25	.30
Fourth Quarter	$19	$16-1/2	.30	.30
Total Dividends			$1.05	$1.10

Dividends declared within the quarter are paid on the first day of the succeeding quarter.

Five-Year Summary of Selected Financial Data

	2000	1999	1998	1997	1996
Revenues	$78,238,279	$67,456,117	$56,626,906	$55,072,196	$57,264,165
Net Income (Loss) Available for Common Stock	$5,300,632	$4,005,556	$2,252,915	$(2,177,137)	$2,110,694
Net Income (Loss) Per Share of Common Stock	$3.34	$2.48	$1.39	$(1.35)	$1.31
Dividends Per Share of Common Stock:
Declared Basis	$1.24	$1.10	$1.00	$1.00	$1.84
Paid Basis	$1.22	$1.05	$1.00	$1.21	$1.84
Total Assets	$150,969,376	$171,548,480	$164,295,548	$163,480,739	$117,192,566
Long-Term Debt Outstanding	$35,990,000	$42,015,000	$47,190,000	$39,805,000	$41,120,000
Less amount due within one year	$1,050,000	$25,000	$1,275,000	$4,155,000	$1,315,000
Long-Term Debt	$34,940,000	$41,990,000	$45,915,000	$35,650,000	$39,805,000

Maine Public Service 17

Report of Independent Accountants

To The Directors and Shareholders of

MAINE PUBLIC SERVICE COMPANY:

In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, common shareholders' equity and cash flows present fairly, in all material respects, the financial position of Maine Public Service Company and its Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers, L.L.P.

PricewaterhouseCoopers, L.L.P.

Portland, Maine

February 9, 2001, except for Note 3 for which the date is March 7, 2001

Maine Public Service 18

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements Of Consolidated Income

	Year Ended December 31,
	2000	1999	1998
Revenues
Operating Revenues	$75,464,430	$67,456,117	$56,626,906
EA Standard Offer Service Margin	2,773,849	-	-
Total Revenues	78,238,279	67,456,117	56,626,906
Operating Expenses
Energy Supply	43,593,025	40,264,089	31,649,417
T&D Operation & Maintenance	12,063,273	11,320,556	10,835,913
Depreciation	2,310,252	2,346,285	2,641,847
Amortization of Stranded Costs	8,905,707	-	-
Amortization	297,360	1,479,098	1,607,262
Taxes other than Income	866,259	1,439,870	1,609,001
Provision for Income Taxes	2,891,160	3,529,542	2,118,095
Total Operating Expenses	70,927,036	60,379,440	50,461,535
Operating Income	7,311,243	7,076,677	6,165,371
Other Income (Deductions)
Equity in Income of Associated Companies	334,136	491,024	316,888
Interest and Dividend Income	854,093	902,146	142,840
Allowance for Equity Funds used During Construction	35,809	51,248	36,278
Provision for Income Taxes	(598,896)	130,592	(49,847)
Other - Net	(176,732)	(410,034)	(31,325)
Total	448,410	1,164,976	414,834
Income Before Interest Charges	7,759,653	8,241,653	6,580,205
Interest Charges
Long-Term Debt & Notes Payable	3,245,138	4,268,315	4,347,258
Less Stranded Cost Carrying Charge	(767,751)	-	-
Less Allowance for Borrowed Funds Used During Construction	(18,366)	(32,218)	(19,968)
Total	2,459,021	4,236,097	4,327,290
Net Income Available for Common Stock	$5,300,632	$4,005,556	$2,252,915
Basic and Diluted Earnings Per Share of Common Stock	$3.34	$2.48	$1.39
Average Shares Outstanding	1,588,009	1,617,250	1,617,250

See Notes to Consolidated Financial Statements

Maine Public Service 19

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

	Year Ended December 31,
	2000	1999	1998
Cash Flow From Operating Activities
Net Income	$5,300,632	$4,005,556	$2,252,915
Adjustments to Reconcile Net Income to Net Cash Provided by (Used For) Operations:
Depreciation	2,310,252	2,346,285	2,641,847
Amortization	1,178,684	1,398,256	1,643,842
Amortization of Deferred Gain from Asset Sale	(5,439,750)	-	-
Deferred Income Taxes - Net	4,228,605	2,225,933	1,698,938
Deferred Investment Tax Credits and Excess Deferred Income Taxes	(35,539)	(438,270)	(70,200)
Allowance for Funds Used During Construction	(54,175)	(83,466)	(56,246)
Income on Tax-Exempt Bonds - Restricted Funds	(97,105)	(8,830)	(90,700)
Change in Deferred Regulatory and Debt Issuance Costs	464,808	(2,003,759)	(1,840,141)
Wheelabrator-Sherman Contract Restructuring	-	-	(8,705,750)
Gain on Sale of Miscellaneous Property	(205,237)	(14,935)	-
Change in Deferred Revenues	-	(1,170,136)	267,921
Change in Benefit Obligations	86,395	(1,371,238)	344,121
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	(4,305,676)	(495,353)	(274,525)
Deferred Fuel and Purchased Energy Cost	-	(300,000)	-
Other Current Assets	(217,420)	92,371	1,862,179
Accounts Payable	2,308,867	1,079,246	(1,200,161)
Accrued Taxes and Interest	(799,475)	952,454	148,897
Other Current Liabilities	2,581	(7,375)	(18,150)
Other-Net	(44,735)	(912,023)	(752,067)
Net Cash Flow Provided By (Used For) Operating Activities	4,681,712	5,294,716	(2,147,280)
Cash Flow From Financing Activities
Dividend Payments	(1,948,371)	(1,293,800)	(2,021,562)
Purchase of Common Stock	(921,763)	-	-
Bond Issuance Costs	(322,755)	(102,705)	(543,904)
Drawdown (Deposit) of Asset Sale Proceeds with Trustee, net	18,957,051	(17,998,000)	-
Deposit - FAME Capital Reserve Fund	-	-	(2,378,386)
Deposit of Land Sale Proceeds with Trustee	(211,400)	-	-
Issuance of Long-Term Debt	9,000,000	-	11,540,000
Retirements on Long-Term Debt	(15,025,000)	(5,175,000)	(4,155,000)
Premium on Retirement of Long Term Debt	(2,105,470)	-	-
Short-Term Borrowings, Net	1,300,000	(4,500,000)	900,000
Net Cash Flow Provided By (Used For) Financing Activities	8,722,292	(29,069,505)	3,341,148
Cash Flow From Investing Activities
Investment in Restricted Funds	(9,000,000)	-	-
Drawdown of Tax-Exempt Bond Proceeds	1,612,305	427,886	1,934,540
Proceeds from Sale of Generating Assets	-	37,547,381	-
Payment of Taxes on Generating Asset Sale Deferred Gain	(7,853,047)	(3,925,049)	-
Proceeds from Sale of Miscellaneous Property	208,319	19,800	-
Investment in Electric Plant	(4,746,144)	(4,763,782)	(3,745,302)
Net Cash Flow Provided By (Used For) Investing Activities	(19,778,567)	29,306,236	(1,810,762)
Increase (Decrease) in Cash and Cash Equivalents	(6,374,563)	5,531,447	(616,894)
Cash and Cash Equivalents at Beginning of Year	6,985,273	1,453,826	2,070,720
Cash and Cash Equivalents at End of Year	$610,710	$6,985,273	$1,453,826
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
Interest	$3,198,874	$4,289,102	$3,763,628
Income Taxes (2000, 1999 and 1998 are net of tax refunds of
$499,201, $208,836 and $2,083,783, respectively)	$7,505,312	$5,273,330	$(1,238,467)

See Notes to Consolidated Financial Statements

Maine Public Service 20 and 21

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2000	1999
Assets
Utility Plant
Electric Plant in Service	$78,824,891	$75,530,269
Less Accumulated Depreciation	36,289,791	34,700,921
Net Electric Plant in Service	42,535,100	40,829,348
Construction Work-in-Progress	1,467,818	1,052,273
Total	44,002,918	41,881,621
Investment in Associated Companies	3,907,818	4,032,181
Net Utility Plant and Investments in Associated Companies	47,910,736	45,913,802
Current Assets:
Cash and Cash Equivalents	610,710	6,985,273
Deposits with Trustee-Asset Sale	-	18,241,664
Accounts Receivable (less allowance for uncollectible accounts of $334,690 in 2000 and $215,000 in 1999)	9,140,199	7,043,704
Unbilled Revenue	3,358,301	1,149,120
Inventory	465,314	508,624
Income Tax Refund Receivable	761,037	150,615
Prepayments	231,597	492,498
Total	14,567,158	34,571,498
Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	28,055,741	32,157,673
Recoverable Seabrook Costs (less accumulated amortization and write-offs in 2000, $35,968,399; 1999, $29,735,499)	17,218,611	23,451,511
Regulatory Assets - SFAS 109 & 106	8,101,240	10,458,698
Deferred Fuel and Purchased Energy Costs	11,977,239	11,216,762
Regulatory Asset - Power Purchase Agreement Restructuring	8,705,750	8,705,750
Unamortized Debt Expense (less accumulated amortization of $735,776 in 2000 and $880,497 in 1999)	3,234,805	1,013,905
Deferred Regulatory Costs, less accumulated amortization	233,381	581,314
Total	77,526,767	87,585,613
Other Assets:
Restricted Investments (at cost, which approximates market)	9,876,037	2,401,792
Miscellaneous	1,088,678	1,075,775
Total	10,964,715	3,477,567
Total Assets	$150,969,376	$171,548,480
See Notes to Consolidated Financial Statements
	December 31,
	2000	1999
Capitalization and Liabilities
Capitalization (see accompanying statements):
Common Shareholders' Equity	$39,585,951	$37,159,608
Long-Term Debt	34,940,000	41,990,000
Total	74,525,951	79,149,608
Current Liabilities:
Long-Term Debt Due Within One Year	1,050,000	25,000
Notes Payable to Banks	4,900,000	3,600,000
Accounts Payable	6,675,215	4,777,134
Accounts Payable - Associated Companies	271,688	263,196
Accrued Employee Benefits	1,079,131	676,837
Deferred Income Taxes Related to Deferred Fuel Costs	-	194,911
Dividends Declared	503,328	485,176
Customer Deposits	19,673	17,092
Taxes Accrued	124,687	9,131,138
Interest Accrued	948,610	656,346
Total	15,572,332	19,826,830
Deferred Credits:
Uncollected Maine Yankee Decommissioning Costs	28,055,741	32,157,673
Income Taxes	21,420,344	17,160,240
Investment Tax Credits	252,174	287,713
Deferred Gain & Related Accounts-Generating Asset Sale	7,446,216	20,227,199
Miscellaneous	3,696,618	2,739,217
Total	60,871,093	72,572,042
Commitments, Contingencies and Regulatory Matters (Note 11)
Total Capitalization and Liabilities	$150,969,376	$171,548,480

Maine Public Service 22

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statement of Consolidated Common Shareholders' Equity

		Par Value	Paid-in	Retained	Treasury
	Shares	Issued	Capital	Earnings	Stock
Balance, January 1, 1998	1,617,250	$13,070,750	$38,317	$26,902,671	$(5,714,376)
Net Income				2,252,915
Dividends:
Common Stock ($1.00 per share)				(1,617,250)
Balance, December 31, 1998	1,617,250	13,070,750	38,317	27,538,336	(5,714,376)
Net Income				4,005,556
Dividends:
Common Stock ($1.10 per share)				(1,778,975)
Balance, December 31, 1999	1,617,250	13,070,750	38,317	29,764,917	(5,714,376)
Net Income				5,300,632
Dividends:
Common Stock ($1.24 per share)				(1,966,523)
Stock Repurchased:
Common Stock	(45,000)				(921,763)
Treasury Stock Reissued	648		1,351	(1,314)	13,960
Balance, December 31, 2000	1,572,898	$13,070,750	$39,668	$33,097,712	$(6,622,179)

See Notes to Consolidated Financial Statements

Maine Public Service 23

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Consolidated Statements of Capitalization

	December 31,
	2000	1999
Common Shareholders' Equity
Common Stock, $7 Par Value-Authorized 3,000,000 Shares in 2000 and 1999;
Issued 1,867,250 Shares in 2000 and 1999	$13,070,750	$13,070,750
Paid-In-Capital	39,668	38,317
Retained Earnings	33,097,712	29,764,917
Total	46,208,130	42,873,984
Treasury Stock - Total Shares of 294,352 in 2000 and 250,000 in 1999, at cost	(6,622,179)	(5,714,376)
Total	$39,585,951	$37,159,608
Long-Term Debt
First Mortgage and Collateral Trust Bonds:
7.95% Due Serially through 2003-Interest Payable, March 1 and September 1*	$1,850,000	$1,875,000
9.775% Due Serially through 2011-Interest Payable, March 1 and September 1*	-	15,000,000
Maine Public Utility Financing Bank, Public Utility Revenue Bonds:
Refunding Series 1996: Due 2021 - Variable Interest Payable Monthly
(5.0% as of December 31, 2000)	13,600,000	13,600,000
Series 2000: Due 2025 - Variable Interest Payable Monthly
(5.0% as of December 31, 2000)	9,000,000	-
Finance Authority of Maine:
1998 Taxable Electric Rate Stabilization
Revenue Notes: Due 2008 - Variable Interest Payable Monthly
(6.65% as of December 31, 2000)	11,540,000	11,540,000
Total Outstanding	35,990,000	42,015,000
Less - Amount Due Within One Year	1,050,000	25,000
Total	$34,940,000	$41,990,000

Current Maturities and Redemption Requirements for the Succeeding Five Years and Thereafter Are as Follows:

Long-Term Debt:

2001	$1,050,000
2002	$1,175,000
2003	$3,085,000
2004	$1,450,000
2005	$1,625,000
Thereafter	$27,605,000

* Subject to early redemption premiums as defined in the bond indentures.

See Notes to Consolidated Financial Statements

Maine Public Service 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

Regulations

Maine Public Service Company (the Company) is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) and the Federal Energy Regulatory Commission (FERC). As a result of the ratemaking process, the applications of accounting principles by the Company differ in certain respects from applications by non-regulated businesses.

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited, (Maine and New Brunswick), and its wholly-owned marketing subsidiary, Energy Atlantic, LLC, (EA). All intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Fuel and Purchased Energy Costs

Certain Wheelabrator-Sherman fuel costs and the sharing provisions for Maine Yankee replacement power costs were deferred for future recovery as defined in the Company's rate plan until March 1, 2000. All other fuel and purchased power costs were expensed as incurred.

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

In July, 2000, the Company began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue. The resulting deferred asset will be subsequently collected as rates are approved by the MPUC.

On April 1, 1999, the Company began recognizing revenue from the foregone 3.66% rate increase, with an offset to the available value from the sale of the generating assets in accordance with the rate stipulations approved by the MPUC. During 2000 and 1999, $379,000 and $1.3 million, respectively, of revenue was recognized under these Stipulations, as discussed further in Note 11, "Commitments, Contingencies and Regulatory Matters -- Four-Year Rate Stabilization Program". During 2000, $380,000 was recognized as revenue as a flexible pricing adjustment, as described in Note 11, "Commitments, Contingencies and Regulatory Matters -- MPUC Approves Elements of Rates Effective March 1, 2000".

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

Depreciation and Amortization

Utility plant depreciation is provided on composite basis using the straight-line method. The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 3.37%, 2.74%, and 2.99% for 2000, 1999, and 1998, respectively.

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

Maine Public Service 25

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

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 financial statement amounts in order to conform to the 2000 presentation.

Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In accordance with the pronouncement, the Company will adopt SFAS 133 effective January 1, 2001. The Company is in the process of reviewing its business activities, but does not expect this adoption to have any material impact to the Company's financial position or results of operations. The Company has also reviewed its revenue recognition policies and concluded they comply with the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" and EITF No. 99-19, "Recording Revenue Gross as a Principal versus Net as an Agent".

2. INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below. Income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for ratemaking purposes, as well as for the operations of EA, the Company's unregulated Subsidiary. The tax effect of items not included in rate base or normal operating activities are allocated as "Other Income (Deductions)". Current income taxes recorded on the Company's and Maine and New Brunswick's deferred gain from the generating asset sale are offset by corresponding deferred income taxes.

	2000	1999	1998
Current income taxes	$(853,466)	$13,305,318	$539,204
Deferred income taxes	4,379,061	(9,857,507)	1,698,938
Investment credits, net	(35,539)	(48,861)	(70,200)
Total income taxes	$3,490,056	$3,398,950	$2,167,942
Allocated to:
Operating income	$2,891,160	$ 3,529,542	$2,118,095
Other income	598,896	(130,592)	49,847
Total	$3,490,056	$3,398,950	$2,167,942
The effective income tax rates differ from the U.S. statutory rate as follows:
	2000	1999	1998
Statutory rate	34.0%	34.0%	34.0%
Excess Canadian taxes	(1.7)	.7	2.7
Amortization of recoverable Seabrook costs	2.6	3.8	6.4
State income taxes	5.9	10.1	5.9
Other	(1.1)	(2.7)	--
Effective rate	39.7%	45.9%	49.0%

The elements of deferred income tax expense (credit) are as follows:

	2000	1999	1998
Temporary Differences at Statutory Rates:
Seabrook - costs	$(188)	$ (200)	$ (200)
Liberalized depreciation	109	46	57
AFUDC-borrowed funds	(6)	(38)	(38)
Deferred fuel	196	455	987
Deferred regulatory expense	(44)	(113)	(124)
Unbilled and deferred revenue	--	--	360
Accrued pension and postretirement benefits	31	723	(112)
Wheelabrator-Sherman power purchase restructuring	1,344	1,344	784
Generating Asset Sale	2,320	(11,956)	--
Reacquired debt	765	--	--
Other	(148)	(119)	(15)
Total temporary differences - statutory rates	$4,379	$ (9,858)	$ 1,699

Maine Public Service 26

The Company has not accrued U.S. income taxes on the undistributed earnings of Maine and New Brunswick (ME&NB), as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits. Dividends received from ME&NB were $16,281,664 in 1999 and $678,426 in 1998, while no dividends were received in 2000. In addition to $1,481,644 of regular dividends in 1999, ME&NB paid a liquidating dividend of $14,800,000. The regular dividends exceeded earnings by $932,304 in 1999.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of December 31, 2000 and 1999.

	(Dollars in Thousands)
	2000	1999
Seabrook	$9,511	$12,922
Property	6,516	6,249
Regulatory expenses	(13)	2,476
Deferred fuel	4,472	1,688
Generating asset sale	(2,551)	(7,666)
Wheelabrator-Sherman Up-front payment	3,473	2,129
Pension and post-retirement benefits	(175)	(206)
Other	187	(432)
Net accumulated deferred income taxes	$21,420	$17,160

3. ENERGY ATLANTIC

In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing subsidiary was involved in wholesale energy transactions during 1999 and the first two months of 2000, and began selling to retail customers on March 1, 2000, the commencement of retail competition in the State of Maine. As evidenced by the following table, EA's net income was $1,688,000 for 2000, compared to a loss of $354,000 for 1999. The increase is primarily due to its new retail business.

Energy Atlantic provides standard offer service (SOS) and competitive energy supply (CES) to retail customers, both of which utilize power provided via a contract with Engage Energy America, LLC, (Engage). Revenues are received and expenses are paid directly by an escrow agent which is controlled by Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and commercial customer accounts in the Central Maine Power (CMP) service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. The utilities bear SOS account collection risk, as they are required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship. EA records the accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity is principally two large industrial customers in CMP's service territory, as well as residential and small non-residential customer accounts throughout Maine. For CES sales, EA negotiates the price directly with the customer, maintains customer service responsibility and has collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

The contract between EA and Engage has recently been the subject of negotiations between the parties. On December 5, 2000, the Federal Energy Regulatory Commission (FERC) issued an order that would increase the Installed Capacity (ICAP) Deficiency Charge in the New England market from $0.17 to $8.75 per kw/month. On January 9, 2001, FERC stayed this order subject to a rehearing. Engage informed EA that the proposed ICAP increase would dramatically increase Engage's cost of meeting commitments to EA's customers, who are generally entitled to electrical power through a designated period at a fixed price. In December 2000, Engage sent EA a letter giving notice that it was invoking certain contract renegotiation rights and setting forth its position that an increase of this magnitude would give it grounds to cancel its contract with EA. EA responded by stating its view that the contract requires Engage to sustain the market risks of increases in the cost of supplying power and that the notice was in breach of the contract. Without agreeing with EA's position, Engage did withdraw its notice. Engage has subsequently expressed the view that it has multiple grounds to terminate the contract. The parties have attempted to negotiate some resolution of these matters with no success to date. On March 7, 2001, FERC issued its order reinstating the $8.75 per kw/month ICAP charge effective April 1, 2001. As of this date, the Company is unable to predict the effect of this order on the relationship between EA and Engage.

If Engage were to cease providing power at the previously-negotiated prices, EA would likely be unable to find alternative sources of supply at those prices. It is unclear whether and to what extent EA would be required to absorb the increased costs associated with its customer contracts. The Coastal Corporation, a former affiliate of Engage, has provided a $35 million guaranty of performance by Engage. Whether the guaranty would be available would depend on whether Engage were determined to have breached the contract, a question that likely would not be resolved except by litigation. Moreover, the aggregate cost of supplying power to EA's customers at the prices set forth in existing retail contracts could well exceed the amount of the guaranty, in which case EA may not be able to meet its financial obligations.

EA's management is actively involved in seeking a resolution of this situation, but is unable to assess the effect of these uncertainties on EA. Resolution of these matters may depend on numerous factors beyond EA's control, such as possible challenges to FERC's order, future actions of FERC in setting the ICAP rates, future actions of the Maine Public Utilities Commission in reforming the SOS or providing some other remedy, changes in the market price of electrical power, and future actions of Engage. Nonperformance by Engage under the contract could have a material adverse impact on the financial position and results of operations of EA. Management believes the risk of loss for MPS as parent would be the after-tax impact of its investment in EA and accumulated earnings, which amounted to $.9 million and $.8 million, respectively, as of December 31, 2000. To date, Engage has continued to meet its prior commitments to supply power to EA customers and make all required payments and the parties are continuing their discussion of this matter.

Until November 2000, EA was subject to risk in scheduling electric load in the New England retail market in accordance with its contract with Engage. A letter of agreement, dated December 1, 2000, to amend the contract at that time, removed the penalties and benefits to EA resulting from under- and over-forecasts of load and volatile market price changes.

Maine Public Service 27

The Company has determined that EA's activity and related energy contracts are considered non-trading in accordance with EITF 98-10 "Accounting for Companies Involved in Energy Trading and Risk Management Activities".

The Company adopted Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Investments and Hedging Activities" on January 1, 2001. The Company has reviewed EA contracts and does not expect there will be material impact to financial results as a result of this adoption. During the quarter ended March 31, 1999, the Company adopted FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which became applicable as a result of the start-up of Energy Atlantic. The accounting policies of the segments are the same as those described in Note. 1 of the Notes to Consolidated Financial Statements, "Summary of Significant Accounting Policies". The Company provides certain administrative support services to Energy Atlantic, which are billed to that entity at cost, based on a combination of direct charges and allocations. The Company is organized on the basis of products and services. The Company's reportable segments include the electric utility portion of the business, consisting of Maine Public Service Company (MPS) and Maine and New Brunswick Electrical Power Company, Limited, (ME&NB), and the energy marketing portion of the business, consisting of Energy Atlantic. In June, 1999, ME&NB sold its generating assets and ceased operations.

	Twelve Months Ended December 31,
		2000			1999
(Dollars in Thousands)			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$38,021	$37,443	$75,464	$8,429	$59,027	$67,456
EA Standard Offer Service Margin	2,774	--	2,774	--	--	--
Total Revenues	40,795	37,443	78,238	8,429	59,027	67,456
Operations & Maintenance Expense	38,167	29,869	68,036	8,973	47,876	56,849
Taxes	1,113	1,778	2,891	(209)	3,739	3,530
Total Operating Expenses	39,280	31,647	70,927	8,764	51,615	60,379
Operating Income (Loss)	1,515	5,796	7,311	(335)	7,412	7,077
Other Income & Deductions	247	202	449	4	1,161	1,165
Income (Loss) Before Interest Charges	1,762	5,998	7,760	(331)	8,573	8,242
Interest Charges	74	2,385	2,459	23	4,213	4,236
Net Income (Loss)	$1,688	$3,613	$5,301	$ (354)	$4,360	$ 4,006
Total Assets as of December 31, 2000	$6,385	$144,584	$150,969	$ 1,445	$170,103	$171,548

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

Dividends received during 2000, 1999, and 1998 from Maine Yankee were $470,000, $453,750, and $108,750, respectively, and from MEPCO $9,061, $207,974, and $7,249, respectively. Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies. Condensed financial information (unaudited) for Maine Yankee and MEPCO is as follows:

(Dollars in Thousands)

	Maine Yankee			MEPCO
	2000	1999	1998	2000	1999	1998
Earnings
Operating revenues	$43,813	$69,439	$110,608	$4,029	$2,936	$3,712
Earnings applicable to Common Stock	$4,640	$4,863	$4,916	$1,363	$3,309	$951
Company's equity share of net earnings	$232	$243	$246	$100	$248	$71
Investment
Total assets	$915,097	$998,308	$1,183,298	$6,771	$7,772	$5,581
Less:
Preferred stock	15,000	15,000	16,800	--	--	--
Long-term debt	40,800	48,000	48,000	--	--	220
Other liabilities and deferred credits	788,703	860,330	1,039,008	1,761	4,043	2,146
Net assets	$70,594	$74,978	$79,490	$5,010	$3,729	$3,215
Company's equity in net assets	$3,530	$3,749	$3,975	$375	$279	$241

Maine Public Service 28

5. INVESTMENT IN JOINTLY-OWNED UTILITY PLANT

As more fully explained in Note 11, "Commitments, Contingencies, and Regulatory Matters -- Capacity Arrangements", the Company sold its 3.3455% ownership interest in a jointly-owned utility plant, W. F. Wyman Unit No. 4 (Wyman), an oil-fired generation plant on June 8, 1999, as required by the Maine utility industry restructuring legislation. The Company's proportionate share of the direct expenses of Wyman are included in the corresponding operating expenses in the statements of consolidated operations. The Company's share in the plant at December 31, 1998 was $6,987,000, less accumulated depreciation of $4,654,000.

6. SHORT-TERM CREDIT ARRANGEMENTS

The Company has a revolving credit arrangement with two banks for borrowings up to $6 million. The revolving credit agreement is subject to extension with the consent of the participating banks and has been extended through May 24, 2002. As part of amendments to the Company's revolving credit agreement and line of credit agreement, it was decreased from $10 million to $6 million at the Company's request as of October 8, 1999. These agreements contain certain restrictive covenants including interest coverage tests and debt to equity ratios. As of December 31, 2000, the Company was in compliance with those covenants. The Company can utilize, at its discretion, two types of loan options: A Loans, which are provided on a pro rata basis in accordance with each participating bank's share of the commitment amount, and B Loans, which are provided as arranged between the Company and each of the participating banks. The A Loans, at the Company's option, bear interest equal to either the agent bank's prime rate or LIBOR-based pricing. The Company also pays a quarterly commitment fee of .50% of the unused portion of the A Loans. The B Loans bear interest as arranged between the Company and the participating bank. On September 15, 2000, the Company entered a temporary line of credit arrangement for $2.5 million with one of the banks which will terminate on March 15, 2001. This temporary line was required for working capital needs during this period. As of December 31, 2000, an A Loan for $2.4 million at 8.125% and temporary credit line loans of $1.3 million and $1.2 million at 7.8125% and 8.0%, respectively, were outstanding under these arrangements. As of December 31, 1999, an A Loan for $3 million and a B Loan for $600,000 were outstanding under the revolving credit arrangement at 7.5% and 6.51%, respectively.

The Canadian subsidiary, Maine and New Brunswick, cancelled their long-standing $200,000 (Canadian) bank line of credit in April, 2000. This line, which provided for interest at the bank's prime rate, was not used during 2000 and is no longer necessary because of the sale of the generating assets in June 1999.

7. COMMON SHAREHOLDERS' EQUITY

On November 17, 1999, the Maine Public Utilities Commission (MPUC) authorized the repurchase of up to 500,000 shares of the Company's Common Stock in order to maintain the Company's capital structure at levels in accordance with the Stipulation approved by the MPUC on December 1, 1999. The Stipulation limits common equity to 51% of the capital structure. The shares will be repurchased through an open-market program. Previously, over a five-year period from September, 1989 to September, 1994, under a similar program, the Company purchased 250,000 shares at a cost of $5.7 million. During 2000, the Company purchased 45,000 shares at a cost of $922,000. Subtracting 648 shares issued to Company Directors during 2000 as a component of their compensation, 294,352 shares are held as treasury shares with a cost of $6.6 million as of December 31, 2000.

Under the most restrictive provisions of the Company's long-term debt indentures and short-term credit arrangements, retained earnings (plus dividends declared on Common Stock) available for the distribution of cash dividends on Common Stock were $33,097,712 at December 31, 2000.

8. BENEFIT PLANS

U. S. Defined Benefit Pension Plan

The Company has an insured non-contributory defined benefit pension plan covering substantially all employees. Benefits under the plan are based on employees' years of service and compensation prior to retirement.

The Company's policy has been to fund pension costs accrued. No contribution was necessary for the 2000 and 1999 plan years. For the 1998 plan year, the Company made a contribution of $330,000 in 1999.

Health Care Benefits

In addition to providing pension benefits, the Company provides certain health care benefits to eligible employees and retirees. All employees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments, approximately 11.3% in 2000. Effective with retirements after January 1, 1995, only retirees with at least twenty years of service will be eligible for these benefits. In addition, eligible retirees will contribute to the cost of their coverage starting at 60% for retirees with twenty years of service with the contribution phasing out over the next ten years of service so that retirees with thirty or more years of service do not contribute toward their coverage.

Based on prior Maine Public Utilities Commission (MPUC) accounting orders, the Company established a regulatory asset of approximately $1,061,000, representing deferred postretirement benefits. As an element of its four-year rate plan, the Company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996. As required by the MPUC, the Company made a payment of $354,017 to fund the 401(h) subaccount of the Pension Trust for non-union retiree medical payments on September 14, 2000. On December 28, 1999, the Company made a payment of $2.1 million to a Voluntary Employee Benefit Association (VEBA) trust fund, an independent external trust fund for union retiree medical payments. These payments provide funding for future postretirement health care

Maine Public Service 29

costs at such time as customers are paying for these costs in their rates. For purposes of determining the accrued postretirement benefit cost as of December 31, 2000, the health care cost trend rate used was 8% in 2001 and graded down to 4.0% in 2009, remaining at that level thereafter. These rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in the trend rates would have the following effects:

(Dollars in Thousands)	One-Percentage-Point
	Increase	Decrease
Effect on total cost of service and interest cost components	$ 70	$ (57)
Effect on postretirement benefit obligation	$708	$(586)

The following table sets forth the plans' change in benefit obligation, change in plan assets, funded status and assumptions as of December 31, 2000 and 1999:

	Pension		Health Care
(Dollars in Thousands)	Benefits		Benefits
	2000	1999	2000	1999
Changes in benefit obligation
Benefit obligation at beginning of year	$14,302	$15,746	$4,786	$5,991
Service cost	350	377	86	107
Interest cost	1,072	1,033	381	367
Special Termination Benefits	--	54	--	--
Amendments	303	--	--	(724)
Curtailment gain (1)	--	(167)	--	--
Actuarial (gain) loss	100	(1,819)	448	(637)
Benefits paid	(957)	(922)	(358)	(318)
Administrative Expenses	(55)	--	N/A	N/A
Benefit obligation at end of year	15,115	14,302	5,343	4,786
Change in plan assets
Fair value of plan assets at beginning of year	17,861	16,883	2,101	--
Actual return on plan assets	(124)	1,570	12	--
Employer contribution	--	330	579	2,419
Benefits paid	(957)	(922)	(358)	(318)
Administrative Expenses	(55)	--	N/A	N/A
Fair value of plan assets at end of year	16,725	17,861	2,334	2,101
Funded Status	1,610	3,559	(3,009)	(2,685)
Unrecognized transition (asset) obligation	(171)	(248)	2,541	2,754
Unrecognized prior service cost	839	626	(648)	(708)
Unrecognized net actuarial (gain)/loss	(3,885)	(5,423)	488	(130)
Accrued benefit cost	$(1,607)	$(1,486)	$(628)	$(769)

Weighted-average assumptions as of December 31 (measurement date)

Discount rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	8.50%	8.50%	8.50%	7.50%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

(1) Curtailment

In 1999, the termination of employees at the U.S. generating facilities due to the generating asset sale on June 8, 1999, qualified as a curtailment for purposes of calculating the pension benefit obligation. As a result, the net curtailment gain reduced the accrued transition costs related to the asset sale. These benefits have been deferred and, according to the treatment approved by the MPUC, are being amortized over four years beginning March 1, 2000.

Retirement Savings Plan

The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company's employees. Participants may elect to defer from 1% to 15% of current compensation, and the Company contributes such amounts to the plan. The Company also matches contributions, with a maximum matching contribution of 1% of current compensation. Participants are 100% vested at all times in contributions made on their behalf. The Company's matching contributions to the plan were approximately $59,000, $58,000, and $56,000, in 2000, 1999, and 1998, respectively.

Amendments to Benefits

Effective January 1, 2001, the Company's maximum matching contribution to the 401(k) plan increased to 2% of current compensation. Effective January 1, 2000, several amendments were made to the Company's health care benefits and were considered in the calculations above. These amendments were designed to mitigate the impact on the Company of rising medical coverage premiums and include the raising of deductibles, employee/retiree contributions, and prescription drug co-pay amounts.

Maine Public Service 30

The following table sets forth the plans' net periodic benefit cost for 2000, 1999, and 1998:

(Dollars in Thousands)	Pension Benefits			Health Care Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$350	$377	$377	$86	$107	$119
Interest cost	1,072	1,033	998	381	367	335
Expected return on plan assets	(1,229)	(1,136)	(1,044)	(182)	--	---
Amortization of transition obligation	(77)	(77)	(77)	213	213	213
Amortization of prior service cost	90	73	76	(60)	(15)	---
Curtailment (1)	--	--	---	--	--	---
Recognized net actuarial (gain)	(85)	--	---	--	--	---
Net periodic benefit cost	$121	$270	$330	$438	$672	$667

9. LONG-TERM DEBT

The sale of the Company's generating assets in 1999 significantly impacted long-term debt. Proceeds from the sale were deposited with the first mortgage trustee and subsequently withdrawn to redeem the remaining $2.5 million of 9.6% second mortgage bonds and $1.4 million of the variable rate 1996 Public Utility Refunding Revenue Bonds. On June 14, 2000, the Company redeemed the 9.775% first mortgage bonds in the amount of $15.0 million and paid a related premium on the retirement of $2.1 million.

On October 19, 2000, the Maine Public Utilities Financing Bank (MPUFB) issued $9 million of its tax-exempt bonds due October 1, 2025 (the 2000 Series) on behalf of the Company. The proceeds have been placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for an initial term of nineteen months to be issued by The Bank of New York for the benefit of the holders of such bonds. To secure the Company's obligations under the letter of credit and reimbursement agreement, the Company issued first and second mortgage bonds, in the amounts of $5 million and $4.525 million, respectively. The Company has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and, at issuance, selected the weekly interest period, with an initial interest rate of 4.35%. On November 20, 2000, the Company purchased an interest rate cap of 6% at a cost of $36,000, to expire November 2003, that applies to the 2000 and 1996 Series. At the end of 2000, the cumulative effective interest rate of the 2000 Series, including issuance costs and credit enhancement fees since issuance was 7.05%.

On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (Maine Public Service Company) (the Notes) on behalf of the Company. The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (the Trustee), for the purpose of: (i) financing the buy-down payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs. The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with the Company and the Capital Reserve Fund held by the Trustee. The Company has issued $4 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement. The Notes will bear interest at a Floating Interest Rate, initially at 5.7% per annum, and will be adjusted weekly. On June 1, 1998, the Company purchased an interest rate cap of 7% at a cost of $172,000, to expire June, 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates. At the end of 2000, the cumulative effective interest rate was 6.78%.

Certain long-term debt is subject to restrictive covenants consistent with those discussed in Note 6.

Maine Public Service 31

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash in banks, receivables, and debt. The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items. At December 31, 2000, the Company's long-term debt had a carrying value and a fair value of approximately $36.0 million.

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

c) facilities located outside the United States, i.e., the Company's hydro facility in New Brunswick, Canada; and

d) assets that the MPUC determines necessary for the operation of the transmission and distribution services. The MPUC can grant an extension of the divestiture deadline if the extension will improve the selling price. For assets not divested, the utilities are required to sell the rights to the energy and capacity from these assets. For more information about the Company's sale of its generating assets, see "Capacity Arrangements", below.

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

6. Billing and metering services will be subject to competition beginning March 1, 2002, but permits the MPUC to establish an earlier date, no sooner than March 1, 2000. The implementation of this provision was subsequently delayed, and the Company cannot predict when or if it will begin.

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

Maine Public Service 32

its business in the fourth quarter of 1999. SFAS 101 requires a determination of impairment of plant assets under SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the elimination of all effects of rate regulation that have been recognized as assets and liabilities under SFAS 71. The Company has determined no such impairment exists.

The Company believes that its electric transmission and distribution operations continue to meet the requirements of SFAS 71 and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria. At December 31, 2000, $77.5 million of regulatory assets remain on the Company's books. These assets will be amortized over various periods in accordance with the MPUC approved Phase II filing.

For further discussion of the specific impacts of the industry restructuring on the Company and related ratemaking activity, see "MPUC Approves Elements of Rates Effective March 1, 2000", below.

MPUC Approves Elements of Rates Effective March 1, 2000

On October 14, 1998, and subsequently amended on February 9, 1999, August 11, 1999, and December 15, 1999, the Company filed its determination of stranded costs, transmission and distribution costs, and rate design with the MPUC. The Company's amended testimony supported its $95.7 million estimate of stranded costs, net of available value from the sale of the generating assets, when deregulation occurred on March 1, 2000. The major components include the remaining investment in Seabrook, the above-market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

On October 15, 1999, the Company filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for the Company's Transmission and Distribution (T&D) utility. This Stipulation was signed by the Public Advocate and approval was recommended by the MPUC Staff. Under the Stipulation, the Company's total annual T&D revenue requirement of $16,640,000 went into effect on March 1, 2000. This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity. The Stipulation further provided that the precise level of stranded cost recovery could not be determined until final determination of all costs associated with the sale of the Company's generating assets, but did set forth some general principles concerning the Company's ultimate stranded costs recovery, including agreement that the major components of the Company's stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates. Furthermore, the Stipulation allowed the 3.66% foregone revenue increase as a result of a rate plan Stipulation approved by the MPUC in its April 6, 1999 Order in Docket 98-865 to be recovered through a reduction in the deferred gain on the asset sale. The Stipulation also provided that the Company's recovery of unamortized investment tax credits and excess deferred income taxes associated with the Company's generating assets must await a final determination ruling from the IRS, which ruling was sought by Central Maine Power Company (CMP). On December 1, 1999, the MPUC approved the October 15, 1999 Stipulation, as described above. In early January, 2000, CMP received its ruling from the IRS which concluded that the unamortized investment tax credits and excess deferred income taxes associated with the sale of the generating assets could not be used to reduce customer rates without violating the tax normalization rules for public utilities. Therefore, in 1999, the Company recognized these excess deferred taxes in income, which amounted to an increase in net income of approximately $389,000.

On January 27, 2000, the MPUC approved a Stipulation in Phase II of Docket No. 98-577 that provided for the recovery in rates of the Company's stranded investment. The major element of the Phase II Stipulation was the $12.5 million of stranded investment recoverable annually beginning March 1, 2000. This revenue requirement includes a return on unrecovered stranded investment based on the capital structure approved by the MPUC in its December 1, 1999 Order. The approved capital structure consists of 51% common equity with an authorized return on equity of 10.7%. The Phase II Stipulation also allowed the Company to offset its unrecovered stranded investment in Seabrook by approximately $7 million, (details provided in chart in "Capacity Arrangements -- Generating Asset Sale", below) representing an amount equal to 35% of the available value from the sale of the generation assets. The parties to the Phase II Stipulation also resolved several rate design issues, principally the elimination of the inclining block rate for residential customers. In addition, the Company was granted several accounting orders incorporating certain accounting methodologies used in determining the elements of stranded costs. On August 4, 2000, the MPUC authorized the Company to record the difference between the approved contracts for two large industrial customers and their current special discount rates, designed for customer retention, as revenue and a regulatory asset. During 2000, this flexible pricing adjustment resulted in recognition of $380,000 of revenues and a corresponding regulatory asset. The annual revenue requirement associated with the recovery of stranded costs will be reviewed at least every three years. The Company expects to file annual revenue requirements with the MPUC in the Fall of 2001 to determine rates for the next rate period.

MPUC Approves Common Stock Repurchase Program

After paying off debt with proceeds from the sale of the Company's generating assets, as required under the Company's mortgage indentures, the Company projected that the percentage of common equity as a component in its capital structure would exceed 51%. In order to manage its capital structure to limit common equity to 51%, the MPUC, on November 17, 1999, approved the Company's request to repurchase up to 500,000 shares of its Common Stock over a period of five years. The shares will be repurchased through an open-market program. During 2000, the Company purchased 45,000 shares for $922,000. Previously over a five-year period from September, 1989 to September, 1994, the Company purchased 250,000 shares at a cost of $5.7 million. Reflecting the reissuance of 648 shares to the Company's directors as a component of their compensation during 2000, 294,352 shares are held as Treasury stock as of December 31, 2000.

Four-Year Rate Stabilization Plan

On November 13, 1995, the Maine Public Utilities Commission (MPUC) approved a stipulation signed by the Company, the Commission Staff, and the Office of the Public Advocate (OPA). This stipulation, effective January 1, 1996, established a multi-year rate plan for the Company that provided our customers with predictable rates until March 1, 2000, and shares operating risks and benefits between the Company's shareholders and customers. As described in

Maine Public Service 33

the "Industry Restructuring" and "MPUC Approves Elements of Rates Effective March 1, 2000", above, March 1, 2000 was the beginning of industry restructuring and new rates.

Under the terms of the rate plan, as amended in January, 1998, which applies cost of service principles, the Company's retail rates were increased by 4.4%, 2.9%, and 3.9% on January 1, 1996, February 1, 1997 and February 1, 1998, respectively. The Company agreed that it would seek no other increases, for either base or fuel rates, except as provided under the terms of the plan. There were no fuel clause adjustments for the duration of the plan. The rate plan also provided for adjustments resulting from the operation of a profit-sharing mechanism, as well as provisions for mandated costs and plant outage provisions, particularly the shutdown of Maine Yankee, as further explained in the "Capacity Arrangements -- Maine Yankee", below.

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

Recoverable Seabrook costs at December 31, 2000 and 1999 are as follows:

(Dollars in Thousands)
	2000	1999
Retail	$43,136	$43,136
Accumulated Amortization	(25,917)	(19,684)
Retail, Net of Amortization	$17,219	$23,452

In March 2000, the Company was allowed to offset $5.1 million of the recoverable Seabrook costs with the available value from its deferred asset sale gain, as detailed in "Capacity Arrangements-Generating Asset Sale", below. The remainder of the $6.2 million decrease in recoverable Seabrook costs represents monthly amortization, recorded as amortization expense in January and February, 2000, and then as stranded costs applied to the deferred asset sale gain beginning in March, 2000, as described in "MPUC Approves Elements of Rates Effective March 1, 2000", above.

Nuclear Insurance

In 1988, Congress extended the Price-Anderson Act for fifteen years and increased the maximum liability for a nuclear-related accident. In the event of a nuclear accident, coverage for the higher liability now provided for by commercial insurance coverage will be provided by a retrospective premium of up to $88.1 million for each reactor owned, with a maximum assessment of $10 million per reactor for any year. Maine Yankee is not liable for "events" or "accidents" occurring after January 7, 1999, when exemption was received from the Nuclear Regulatory Commission. These limits are also subject to inflation indexing at five-year intervals as well as an additional 5% surcharge, should total claims exceed funds available to pay such claims. Based on the Company's 5% equity ownership in Maine Yankee (see Note 4), the Company's share of any retrospective premium would not exceed approximately $3.5 million or $.5 million annually, without considering inflation indexing.

Maine Public Service 34

Capacity Arrangements

Generating Asset Sale

On July 7, 1998, the Company and WPS Power Development, Inc., (WPS-PDI) signed a purchase and sale agreement for the Company's electric generating assets. WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which is 3.2 times higher than the net book value of the assets. This sale of assets was required by the State's electric industry restructuring law. The gain from the asset sale will reduce stranded cost revenue requirements, as discussed in "MPUC Approves Elements of Rates Effective March 1, 2000", above.

The Company consummated the sale to WPS-PDI on June 8, 1999 after receiving all of the major regulatory approvals. The Company's 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned. After paying Canadian, Federal and State income taxes, the remaining proceeds, along with interest in the trust account, were used to reduce the Company's debt. The gain from the sale has been deferred, as required by the MPUC. The components of the deferred gain are as follows:

(Dollars in Millions)
Gross proceeds	$ 37.5
Settlement adjustments	(.1)
Net proceeds	37.4
Net book value	(11.5)
Excess taxes on sale of Canadian Assets	(3.4)
Transition costs, net	(1.9)
Other	.7
Available deferred gain	21.3
Utilization of available value per MPUC orders	(14.1)
Remaining deferred gain, net of tax *	$ 7.2

* The $7.2 million deferred gain above is the $7.4 million "Deferred Gain and Related Accounts -- Generating Asset Sale" as of December 31, 2000 reduced by the remaining deferral of transition costs allowed by the MPUC.

The Company offset a portion of its Recoverable Seabrook costs with available value from its deferred asset sale gain as follows:
		Deferred
	Seabrook	Gain
Write-off of recoverable Seabrook Costs	$5,060	--
Write-off of deferred tax liability associated with recoverable Seabrook costs	(3,644)	--
Recognition of deferred asset sale gain	--	$7,006
Recognition of deferred tax associated with deferred asset sale gain	--	(2,795)
Write-off of SFAS 109 Regulatory Asset associated with Seabrook	2,795	--
Net Change	$4,211	$4,211

With the partial liquidation of the subsidiary in December, 1999, approximately $18.0 million of the proceeds were transferred to the first mortgage trustee for paydown of long-term debt. Using these asset sale proceeds and accumulated interest, in 1999, the Company reduced long-term debt by $3.9 million, and, in 2000, the Company used $1.9 million to reduce short-term borrowings and reduced long-term debt by $15.0 million. In addition, the Company paid an early retirement premium of $2.1 million. Consistent with past treatment, the Company has deferred this premium and will amortize the balance over the remaining life of the original debt issue.

With the sale of the Company's generating assets in June, 1999, the Company purchased energy from the new owners under an agreement that expired February 29, 2000, and these purchases are classified as purchased energy.

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

The Maine Agreement for the decommissioning of Maine Yankee requires the Maine owners, (Central Maine Power, Bangor Hydro-Electric Company and the Company) for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of the maximum amount would be $4.1 million for the period. For the year ended December 31, 2000, the Company selected the price based on the two year entitlement auction which was allowed under the agreement. Since this price was below the assumed replacement power price, there was no liability for this period. The Company again selected the two year entitlement auction price for the year ended December 31, 2001, but on October 11, 2000, the Maine Agencies, (the MPUC and the Office of the Public Advocate) rejected the Maine Owners' selection of the sales auction price as the benchmark for calendar year 2001. On December 11, 2000, in separate negotiations, the Company reached an agreement in principal with the Maine Agencies. Under this Agreement, the Company will incur no liability for calendar year 2001. For the calendar years 2002 through 2004, the Company will be required to use the auction price as the appropriate proxy. At this time, the Company cannot predict the auction price for 2002 to 2004 and, if it were to exceed the assumed replacement power price, how much, if any, of the maximum $4.1 million will be required to be recognized during these three years.

Maine Public Service 35

With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998, Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation.

Beginning in April, 1999, the Company began amortizing an additional $150,000 per month as part of a stipulation described in "Four-Year Rate Stabilization Plan", above. As of December 31, 2000, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.0 million, in accordance with the rate plan.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998, June, 1999 and again in September 2000, Maine Yankee updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2000, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $28.1 million, which is the September, 1997 cost estimate of $46.5 million, discussed above, reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement.

The MPUC, on January 27, 2000, approved a Stipulation providing for the recovery of stranded investment, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement costs, and the remaining Maine Yankee investment.

On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation (Stone & Webster), that it was terminating its decommissioning operations contract pursuant to the terms of the contract. Subsequently, Stone & Webster notified Maine Yankee that it was disputing Maine Yankee's grounds for terminating the contract. On May 8, 2000, Stone & Webster announced a proposed transaction in which it would transfer substantially all of its assets in exchange for an immediate credit facility and other consideration, including cash and stock. Stone & Webster said the credit facility was intended to enable it to address its liquidity difficulties and continue to operate its businesses until the asset sale was completed. Stone & Webster also announced that it intended to seek bankruptcy court approval of the asset sale and credit agreement.

On June 2, 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. By Sale Order dated July 13, 2000, the Bankruptcy Court approved the sale of substantially all of Stone & Webster's assets to the successful bidder in the Chapter 11 sale, The Shaw Group, Inc., (Shaw), for cash, stock, and the assumption of certain liabilities of Stone & Webster, and the proposed transaction announced earlier by Stone & Webster was terminated. Stone & Webster reported that the Shaw transaction was effectively closed on July 14, 2000, and that it would continue to operate as a Debtor-in-Possession subject to the supervision and orders of the Bankruptcy Court.

Commencing in May, 2000, Maine Yankee entered into interim agreements with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster, Maine Yankee at least temporarily assumed the general contractor role. The decommissioning of the Plant site continued throughout the year 2000, with major emphasis directed to maintaining the schedule on critical-path projects such as construction of the ISFSI and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility. During this period, Maine Yankee evaluated its long-term alternatives for safely and efficiently completing the decommissioning, including detailed proposals from prospective successor general contractors. On January 26, 2001, Maine Yankee announced its decision to reject the proposals and continue to manage the decommissioning project itself without an external general contractor.

On June 30, 2000, Federal Insurance Company (Federal), which provided performance and payment bonds in the amount of $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgement against Maine Yankee in the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States District Court in Maine. The Complaint, which seeks a declaration that Federal has no obligation to pay Maine Yankee under the bonds, alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of the termination to Federal under the contract, and that Federal, therefore, had no further obligations under the bonds.

On August 24, 2000, Maine Yankee also filed a $78.2 million claim (later increased to $86.0 million) in the Stone & Webster Bankruptcy Court proceeding in Delaware seeking to recover its additional costs caused by Stone & Webster's contract default. Maine Yankee expects the court hearings in both proceedings to take place later in 2001. Maine Yankee believes that its termination of the Stone & Webster contract was proper and that it is entitled to recover such additional costs in the bankruptcy proceeding or under the bonds, but cannot predict the outcome of the litigation.

In December 2000, Maine Yankee distributed approximately $20 million to its owners from proceeds received as a result of the termination of Maine Yankee's membership in a nuclear industry mutual insurance company. The Company received its 5% ownership share, or $1.0 million, and recorded a regulatory liability, awaiting rate treatment.

MEPCO

The Company also owns 7.49% of the Common Stock of Maine Electric Power Company, Inc., (MEPCO). MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long which connects the NB Power system with the New England Power Pool.

Maine Public Service 36

Wheelabrator-Sherman

The Company was ordered into a Power Purchase Agreement (PPA) with Wheelabrator-Sherman (W-S) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2000. The PPA was subsequently amended in 1997, with W-S agreeing to price reductions of $10 million through the end of the original term in exchange for an up-front payment of $8.7 million in May, 1998 following the completion of the FAME financing, as described in Note 9, "Long-Term Debt". The MPUC's December, 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company, as discussed in "MPUC Approves Elements of Rates Effective March 1, 2000", above.

The Company and W-S also agreed to renew the PPA for an additional six years at agreed-upon prices and an increase of output to 136,982 MW beginning in 2001. The amended PPA has helped relieve the financial pressure caused by the closure of Maine Yankee as well as the need for substantial increases in its retail rates, and is, therefore, in the best interests of the Company, its customers and shareholders. Purchases under this contract during 2000, 1999 and 1998 were $13.3 million, $14.2 million and $13.8 million, respectively. The reduced expenses in 2000 reflect purchases from W-S through February 29, 2000 only, as they were treated as stranded cost as described in "MPUC Approves Elements of Rates Effective March 1, 2000", above.

The Company estimates its remaining commitment to purchase power under this contract to be $69.4 million from January 1, 2001 through 2006. The Company has entered a contract whereby WPS-PDI takes delivery of the power through February 28, 2002 at market prices. The Company estimates that the remaining stranded costs will be $47.1 million through 2006, assuming arrangements similar to the one with WPS-PDI will be in place for that period.

Northeast Empire

On December 19, 1997, the Company announced the signing of an agreement for the purchase of power for approximately 3.4 cents per KWH until March 1, 2000 from Northeast Empire, a 38 MW biomass plant in Ashland, Maine, as a replacement for Maine Yankee energy. Expenses under this agreement during 2000, 1999 and 1998 were $1.5 million, $7.8 million and $7.2 million, respectively.

WPS Complaint

On October 30, 2000, WPS Energy Services (WPS), a Competitive Electricity Provider (CEP) offering retail sales of electricity in the Company's service territory, filed a Complaint (Docket No. 00-894) against the Company as well as a Petition to Alter or Amend the MPUC's September 2, 1998 Order in Docket No. 98-138.

The Complaint alleges that the Company has violated various provisions of Chapter 304 of the MPUC's Regulation governing relations between the Company and all CEPs, including the Company's own marketing subsidiary, Energy Atlantic, LLC, (EA). According to the Complaint, various of the Company's employees have engaged in conduct that either awards EA a competitive advantage over other CEPs or has burdened WPS with an unfair disadvantage relative to EA. These allegations include such practices as denying WPS information made available to EA, or providing EA with information about WPS's customers that is not available publicly. The Company does not believe it has in any way violated any provisions of Chapter 304 and has so argued to the MPUC.

In its September 2, 1998 Order in Docket No. 98-138 authorizing the formation of EA, the Commission allowed the Company and EA to share the services of certain employees under certain conditions on the grounds that such sharing was in the public interest and would not have any anti-competitive effect on the retail market for electricity. WPS claims that the sharing does not conform to the conditions set forth in the Order and that, in any event, the Commission should now find such sharing not in the public interest, thereby amending its original September 2, 1998 Order.

The Complaint and Petition to Amend the September 2, 1998 Order, in addition to requesting a prohibition on the sharing of certain employees, also seeks a formal investigation of the Complaint, penalties for any violations of the Commission's rules and certain specific relief for violations of Chapter 304.

The Company believes the Complaint and Petition are completely without merit and are motivated by EA's recent competitive successes against WPS in the local retail electricity market. The Company intends to vigorously contest the matter at the MPUC, but cannot predict the outcome of this proceeding.

Construction Program

Expenditures on additions, replacements and equipment for the years ended December 31, 2000, 1999, and 1998, along with 2001 estimated expenditures, are as follows:

	2001	2000	1999	1998
	(Unaudited Estimates)
Parent Company
Generation	$ --	$ --	$ 12	$4
Transmission	1,003	1,162	1,277	803
Distribution	2,993	2,660	2,342	2,226
General	932	914	1,072	712
Total Parent	4,928	4,736	4,703	3,745
Energy Atlantic	--	10	61	--
Total	$ 4,928	$ 4,746	$4,764	$ 3,745

Maine Public Service 37

12. QUARTERLY INFORMATION (unaudited)

Quarterly financial data for the two years ended December 31, 2000 is as follows:

(Dollars in Thousands Except Per Share Amounts)

	2000 by Quarter
	1st	2nd	3rd	4th
Operating revenues	$17,567	$17,571	$17,912	$22,414
EA-SOS margin	312	86	1,218	1,158
Total Revenues	17,879	17,657	19,130	23,572
Operating expenses	15,418	16,835	17,957	20,717
Operating income	2,461	822	1,173	2,855
Interest charges	942	565	404	548
Other income-net	372	93	60	(76)
Net income	$1,891	$350	$829	$2,231
Earnings per common share	$1.17	$ .22	$ .53	$1.42
	1999 by Quarter
	1st	2nd	3rd	4th
Operating revenues	$17,469	$16,423	$15,391	$18,173
Operating expenses	(14,980)	(14,789)	(14,868)	(15,742)
Operating income	2,489	1,634	523	2,431
Interest charges	(972)	(985)	(1,205)	(1,074)
Other income-net	242	63	372	488
Net income (loss)	$ 1,759	$ 712	$ (310)	$ 1,845
Earnings (Loss) per common share	$ 1.09	$ 0.44	$ (0.19)	$ 1.14

Maine Public Service 38

MAINE PUBLIC SERVICE COMPANY and Subsidiaries (Unaudited)

	Consolidated Financial Statistics
	2000	1999	1998	1997	1996
Capitalization Including Bank Borrowings (year-end)
Debt (including amount due within one year)	50.81%	55.11%	61.28%	57.82%	52.75%
Common Shareholders' Equity	49.19%	44.89%	38.72%	42.18%	47.25%
Times Interest Earned -
Before Income Taxes	4.55	2.73	2.02	0.14	2.18
After Income Taxes	3.14	1.94	1.52	0.39	1.60
Times Interest and Preferred Dividends Earned -
After Income Taxes	3.14	1.94	1.52	0.39	1.60
Embedded Cost of Long-Term Debt (year-end)	6.80%	7.91%	8.10%	7.96%	8.01%
Common Shares Outstanding (year-end)	1,572,898	1,617,250	1,617,250	1,617,250	1,617,250
Earnings (Loss) Per Share of Common Stock
(average shares)	$3.34	$2.48	$1.39	$(1.35)	$1.31
Dividends Per Share of Common Stock
Declared Basis	$1.24	$1.10	$1.00	$1.00	$1.84
Paid Basis	$1.22	$1.05	$1.00	$1.21	$1.84
Common Stock Dividend Payout Ratio - *	37.13%	44.35%	71.94%	-	140.46%
Book Value Per Share of Common Stock (year-end)	$25.17	$22.98	$21.60	$21.21	$23.55
Market Price Per Share of Common Stock
High	$27.13	$19 1/8	$17 3/16	$18 3/8	$22 3/8
Low	$16.00	$12 7/8	$11 3/4	$10 1/4	$16 7/8
Close	$26.38	$17 3/8	$15 1/4	$12	$18 1/8
Price Earnings Ratio (year-end) +	7.90	7.01	10.97	-	13.84
Number of Common Shareholders (year-end)	1,075	1,175	1,436	1,436	1,619

*1997 net loss produces a ratio which is not meaningful. Before regulatory write-offs in 1995.

+1997 net losses produce ratios which are not meaningful.

2000 Sources of Income

Millions of Dollars (Total $79.3)

and Percent of Total

Energy Atlantic

$40.7 Million [51.3%]

Other Electric Sales

$1.6 Million [2.0%]

Other Income

$3.3 Million [4.2%]

Residential

$14.6 Million

[18.4%]

Commercial

$19.1 Million

[24.1%]

2000 Distribution of Income

Millions of Dollars (Total $79.3)

and Percent of Total

Wages and Employee Benefits

$7.2 Million [9.1%]

Taxes

$3.8 Million [4.8%]

Other Operating Expenses

$16.3 Million [20.6%]

Interest

$2.5 Million [3.1%]

Common Dividends

$2.0 Million [2.5%]

Retained Earnings

$3.9 Million [4.9%]

Fuel & Purchased Power

$43.6 Million [55.0%]

Maine Public Service 39

MAINE PUBLIC SERVICE COMPANY and Subsidiaries (Unaudited)

	Consolidated Operating Statistics
	2000 (2)	1999	1998	1997	1996
Operating Revenues
Residential	$14,604,703	$21,707,886	$20,592,662	$20,391,688	$19,961,192
Small Commercial (1)	7,075,414	10,247,837	9,601,408	9,124,568	8,554,314
Medium Commercial (1)	5,907,941	9,577,895	9,103,982	8,631,470	8,204,392
Large Commercial	6,110,979	10,596,252	10,385,871	9,768,444	10,483,325
Street & Area Lighting	782,715	885,058	861,082	814,279	812,875
Sales for Resale (until 3/1/00)	1,797,924	12,536,286	4,229,874	4,307,528	6,893,598
Other Operating Revenues	2,130,646	1,904,903	1,852,027	2,034,219	2,354,469
Energy Atlantic Competitive Energy Supply	37,054,108	--	--	--	--
Total Operating Revenues	75,464,430	67,456,117	56,626,906	55,072,196	57,264,165
Energy Atlantic Standard Offer Service Margin	2,773,849	--	--	--	--
Total Revenues	$ 78,238,279	$67,456,117	$56,626,906	$ 55,072,196	$ 57,264,165
Number of Customers (average)
Residential	28,791	28,763	28,635	28,561	28,515
Small Commercial (1)	5,299	5,500	5,442	5,402	5,366
Medium Commercial (1)	194	193	192	188	179
Large Commercial	15	16	16	16	16
Street & Area Lighting	1,126	1,127	1,088	1,102	1,097
Sales for Resale (until 3/1/00)	3	7	8	11	10
Energy Atlantic Competitive Energy Supply	822	--	--	--	--
Total Customers	36,250	35,606	35,381	35,280	35,183
Energy Deliveries (MWH)
Residential	166,049	170,481	163,073	167,368	169,298
Small Commercial (1)	87,867	88,570	82,473	81,001	79,057
Medium Commercial (1)	103,914	99,121	94,730	92,078	88,879
Large Commercial	171,023	149,979	147,020	140,842	140,546
Street & Area Lighting	3,259	3,210	3,178	3,119	3,076
Sales for Resale (until 3/1/00)	38,010	390,587	123,394	110,226	285,099
Energy Atlantic Competitive Energy Supply	754,189	--	--	--	--
Total Deliveries	1,324,311	901,948	613,868	594,634	765,955

Notes:

(1) Rate class grouping changed to reflect those in effect beginning March 1, 2000.

(2) Revenues beginning March 1, 2000, the beginning of retail competition, reflect the transmission and delivery charges only, and are not comparable to previous years, while the number of customers and energy deliveries in 2000 are comparable with prior years.

YEAR-END CAPITALIZATION

(Percent)

Year	Total Debt	Common Equity
2000	50.81	49.19
1999	55.11	44.89
1998	61.28	38.72
1997	57.82	42.18
1996	52.75	47.25

Maine Public Service 40

Board of Directors

Maine Public Service Company's ten-member Board of Directors is composed of nine outside directors and one inside director, Paul R. Cariani.

Their diverse business, educational, professional, and civic backgrounds are valuable assets that provide a broad perspective to the issues concerning the Company.

G. Melvin Hovey

Chairman of the Board

and Retired President

Maine Public Service Company

Presque Isle, Maine

Pension Investment Committee

Budget and Finance Committee

Robert E. Anderson

Chairman of the Board,

Chief Financial Officer and

Former President

F. A. Peabody Company

Houlton, Maine

Pension Investment Committee

Budget and Finance Committee

Paul R. Cariani

President and CEO

Maine Public Service Company

Presque Isle, Maine

Donald F. Collins

Director and Retired President

S. W. Collins Co.

Caribou, Maine

Audit Committee

Nominating Committee

D. James Daigle

President

D & D Management Co.

Orlando, Florida

Executive Compensation Committee

Richard G. Daigle

President and CEO

Daigle Oil Company

Cold Brook Energy, Inc., President

Fort Kent, Maine

Audit Committee

Executive Compensation Committee

J. Gregory Freeman

President and CEO

Pepsi-Cola Bottling Company

of Aroostook, Inc.

Presque Isle, Maine

Budget and Finance Committee

Nominating Committee

Deborah L. Gallant

President and CEO

D. Gallant Management Associates

Portland, Maine

Executive Compensation Committee

Nominating Committee

Nathan L. Grass

President

Grassland Equipment, Inc.

Presque Isle, Maine

Executive Compensation Committee

J. Paul Levesque

President and CEO

J. Paul Levesque & Sons, Inc.

(Lumber Mill) and

Antonio Levesque & Sons, Inc.

(Logging Operation)

Ashland, Maine

Audit Committee

Pension Investment Committee

Maine Public Service -- Back Inside Cover

Executive Officers

Paul R. Cariani

President & Chief Executive Officer

William L. Cyr

Vice President

Power Delivery

Larry E. LaPlante

Vice President, Treasurer and

Chief Financial Officer

Stephen A. Johnson

Vice President & General Counsel

Michael A. Thibodeau

Vice President

Human Resources

Kurt A. Tornquist

Controller, Assistant Treasurer

& Assistant Secretary

Walter J. Elish

Director of Economic Development

Officer Changes

Frederick C. Bustard, Vice President of Power Delivery at Maine Public Service, stepped down June 1, 2000, after completing nearly 41 years of employment. He joined MPS on June 15, 1959, as a Cadet Engineer. A native of Fort Fairfield, Maine, Bustard attended the University of Maine at Orono where, in 1959, he received a BS Degree in Electrical Engineering. Upon graduation, he joined MPS and throughout his career was employed in the engineering, planning, construction, operations, and customer service areas of the Company.

William L. Cyr was elected by the Directors of Maine Public Service to replace Frederick C. Bustard as Vice President of Power Delivery, effective June 1, 2000. A native of Van Buren, Maine, Cyr graduated from the University of Maine at Orono with a Bachelor of Science degree in Electrical Engineering Technology and was employed by MPS as an Electrical Engineer on June 1, 1982. In 1989, he was promoted to Supervisor of Electrical Engineering, became Assistant Manager of Engineering in 1993, advanced to Manager of Engineering and Technical Services in 1996, and was promoted June 1, 1999 to Assistant Vice President of Power Delivery.

Michael A. Thibodeau was promoted to Vice President of Human Resources at Maine Public Service, effective December 1, 2000. A native of Presque Isle, Maine, Thibodeau graduated from Husson College with a Bachelor of Science degree in Accounting. Employed by MPS since 1981, Thibodeau advanced from Staff Accountant to Rate Analyst in 1983, to Manager of Rate and Financial Planning in 1985, Assistant Treasurer in 1986, and most recently to Assistant Vice President of Human Resources in 1991.

Peter C. Louridas, Assistant to the President at Maine Public Service, retired January 1, 2001, after completing nearly 37 years of employment. Born and raised in Tripolis, Greece, Louridas attended Avon Old Farms Preparatory School in Avon, Connecticut, graduated with distinction in 1961 from the University of Maine at Orono where he received a BS Degree in Electrical Engineering. He began employment at MPS as a student engineer the summer of 1961 and joined the Company full-time on June 15, 1964. He advanced through several electrical and planning engineer positions and was promoted to Manager of Power Supply and Planning in 1979. He became Assistant Vice President of Power Supply and Planning in 1984, and advanced to Assistant to the President in 1991.

Transfer Agent

The Bank of New York

Shareholder Relations Dept. - 11E

P. O. Box 11258, Church Street Station

New York, NY 10286

Tel. No. 1-800-524-4458

E-Mail: Shareowner-svcs@bankofny.com

Stock Registrar

The Bank of New York

Annual Meeting

Tuesday, May 8, 2001

Form 10-K

The Company will provide shareholders

with copies of the Form 10-K upon request.

Maine Public Service -- Back Outside Cover

Maine Public Service Company

209 State Street

P. O. Box 1209

Presque Isle, Maine 04769-1209

Tel. No. (207) 768-5811 - FAX No. (207) 764-6586

Home Page: http://www.mainepublicservice.com - E-Mail: mainepub@ mfx.net

Exhibit 99(ac)

92 FERC paragraph 63,012

UNITED STATES OF AMERICA

FEDERAL ENERGY REGULATORY COMMISSION

Maine Public Service CompanyDocket Nos. ER00-1053-00

And ER00-1053-002

CERTIFICATION OF UNCONTESTED OFFER OF SETTLEMENT

(Issued August 14, 2000)

TO THE COMMISSION:

On June 30, 2000, as amended July 28, 2000, Maine Public Service Company (MPS ) filed an offer of settlement in this case proposing to resolve all issues set for hearing. Joining MPS as parties to the proposed settlement agreement are Houlton Water Company and, in alphabetical order, Eastern Maine Electric Cooperative; FPL Energy Maine, Inc. and FPL Energy Aroostook Valley Company (AVEC), L.L.C.; Northern Maine Independent System Administrator, Inc.; and WPS Energy Services, Inc. Also supporting the proposed settlement, albeit not parties to the agreement, are the Maine Public Utilities Commission and the staff of the Federal Energy Regulatory Commission. The settlement is, therefore, uncontested.

In January 2000, MPS filed with this Commission proposed changes to its open access transmission tariff, which includes a formula to adjust transmission rates automatically each year without Commission review. The proposals, among other matters, would alter parts of the formula but not others. In addition, the proposed changes would modify certain terms and conditions of service.

The changes also would enable MPS, for the first time, to offer to retail electric customers transmission service that is priced separately from other services such as the sale of power - in keeping with the State of Maine's legislative retail access program compelling public utilities like MPS to unbundle retail transmission service commencing March 1, 2000. As to wholesale customers, MPS has been offering such unbundled transmission service to them for a number of years prior to March 1, in compliance with Order 888.

Houlton Water Company challenged various features of the proposed tariff changes, including the formula used to set rates. By order issued March 10, 2000, the

Docket No ER00-1053-000, et al.- 2 -

Commission summarily accepted most of the proposed changes to the terms and conditions of service; rejected another such proposal dealing with retail stranded costs; while it scheduled hearings to determine whether the rate formula, including the proposed changes, would produce just and reasonable charges. Finding that MPS had not shown the formula would work in a reasonable matter, the order suspended the proposed wholesale rates for the statutory maximum 5-month period, allowing them to become effective August 11, 2000, subject to refund. As for the proposed retail rates, because they would apply to new services with no pre-existing rates in effect, the order suspended them for a "nominal period," allowing them to become effective March 1, 2000 (the starting date of the State of Maine's retail access program), subject to refund.

The proposed settlement appears to resolve matters to the satisfaction of MPS and Houlton as well as the rest of the participants in the case. Different aspects of the settlement will be described below.

1. One significant part deals with the unavoidable loss of some power as it is transmitted. This matter is handled through a "loss factor" contained in the rate formula. The factor represents the amount of power assumed to be lost during transmission which the transmission customer has the cost-responsibility to replace by purchasing such power either from those with whom it has power supply contracts or from MPS, the transmission provider.

When MPS initiated this case, proposing in part to modify some of the formula, it made no attempt to change the loss factor which was set at 3.72% (Tr. 31; 38). The settlement, however, substantially reduces this number to 1.99% - which will lower the costs of transmission customers.

The settlement calls for the decreased 1.99% loss factor to be made effective March 1, 2000 for all customers - wholesale and retail - "in determining the amount of losses a customer must supply . . ." (Article 2.2). But it also provides that the "impact of the loss factor change [from 3.72% to 1.99%] on MPS's transmission charges" is not to be reflected until June 1, 2000 (id.). This 3-month difference is not adequately spelled out in the settlement agreement, the explanatory statement accompanying the agreement, or in any of the comments filed. Perhaps it is intended to allow a customer to enjoy the reduced 1.99% loss factor starting March 1 as long as the customer restores the loss from a supplier other than MPS. On the other hand, perhaps a customer is not permitted to reap the benefits of the 1.99% loss factor until June 1 if the customer has to use MPS itself to replace the loss.

Docket No ER00-1053-002,- 3 -

Once the 1.99% loss factor kicks in, either March 2 or June 1, the settlement also states that it is to remain in effect for at least two years: through the end of February 2002 ( if it actually started March 1, 2000) or the end of May 2002 (if it actually started June 1, 2000). This 3-month difference, both at the beginning and the conceivable end, may give greater flexibility to transmission customers as well as MPS to make whatever power supply arrangements are needed to cope with losses.

The settlement also recognizes the possibility that the loss factor may change again, although not before March 1 or June 1, 2002. To prepare for this contingency, MPS is to begin soon (no later than October 1, 2000) making an analysis to determine if a charge is needed -

with all participants in this case then having an opportunity to contribute in a timely manner to the development of a new loss study so that a proposed change, if necessary, to the loss factor can be filed with this Commission and the Maine Pubic Utilities Commission no later than the end of February 2001 (about one year before the 1.99% loss factor may end).

2. Article 2.3 of the settlement deals with a number of other cost elements that are integral parts of the rate formula. While a few will remain as they have been, "permanent" (fixed) without alteration from year-to-year, others are changes from what MPS initially proposed in this case, thereby making the costs subject to annual adjustment.

(a.)The rate of return on common-equity capital is to remain fixed at 11%, the same rate that the formula used prior to this case. However, other capital costs, preferred equity and long-term debt, will now use actual figures - based on an average of the start and end of year actual values. Of equal importance, MPS's capital structure (needed to calculate the weighted overall return) will now use actual debt-equity ratios based, again, on an average of the start and end of year actual values.

(b.)As for depreciation rates, they too apparently are to remain fixed. However, for the first time the rates will be stated in the formula (explanatory statement, p. 4). Yet when the depreciation expenses are listed for the 12-month period beginning June 1, 2000, the depreciation rates are omitted (compare Attachment A, Statement AJ with Attachment B, Statement AJ, appended to the settlement agreement). Presumably, the omission was not intended.

(c.)With regard to deferred taxes, MPS did not propose to make any changes to these costs when the case began. Now, through the settlement, insofar

Docket No ER00-1053-002,- 4 -

as these costs are related to transmission, they will be based on actual end-of-year amounts, including those set forth in FERC accounts 281, 282, 283, and 190 together with FASB 87 and 106 amounts.

(d.)In connection with load dispatching costs (i.e., scheduling, system control, and dispatch service), which are reflected in account 561, MPS was planning to continue to include these costs in its base transmission rates when this case began. Now, through the settlement, the costs for this compulsory ancillary service (which MPS must provide and its transmission customers must take) will be recovered under the rate portion of Schedule 1 of the ancillary-services segment of the open access transmission tariff. To ensure that retail as well as wholesale customers bear their fair share of these costs, including the dispatching costs of the Northern Maine Independent System Administrator (TR. 8-13), the settlement calls for actual yearly costs to be used - i.e., monthly estimates that are later reconciled ("trued up") with actual figures.

Under the settlement, it appears that MPS's load dispatching costs that previously were recorded in account 556 have now been merged into account 561, making account 556 obsolete for purposes here. Other ancillary services, besides account 561, are now set forth in schedules apart from the rate portion of Schedule 1.

(e.)Under its formula rates, MPS has been lumping together payroll-related taxes with the rest of its taxes, other than income taxes, and then allocating these various items on the basis of total transmission plant. Now, through the settlement, payroll-related taxes other than income taxes have been separated from the rest of the taxes, and then allocated on the basis of a labor-related factor which is lower than the total-transmission plant factor still used for the rest of the taxes (compare Attachment A, Statement AK with Attachment B, Statement AK, appended to the settlement agreement).

(f.)Previously, under its formula rates, to record MPS's customer accounting costs, the generic term "Transmission Customer" was used. Now, through the settlement, to deal with these costs the terms "Wholesale Transmission Customers" and "Retail Transmission Customers" are used to assure that the costs are properly allocated. In addition, the settlement makes sure that any retail distribution customer accounting costs are not somehow included with the retail transmission customer accounting costs (explanatory statement, p.5;

Docket No ER00-1053-002,- 5 -

compare Attachment A, Schedule 1a with Attachment B, Schedule 1a and MPS OATT Attachment J, Schedule 1.1.2, appended to the settlement agreement).

3. There are terms and conditions of Schedule 1 ("Scheduling, System Control and Dispatch Service") of the open access transmission tariff. When the settlement agreement was filed on June 30, 2000, there was a potential policy dispute concerning these terms and conditions (see Article 2.1, now largely defunct, of the June 30 agreement). However, on July 28, 2000 the dispute was eliminated when the Schedule 1 terms and conditions were revised to the satisfaction of all parties, particularly Houlton and MPS.

Pursuant to 18 C.F.R. paragraph 385.602(g), I hereby certify for the Commission's consideration:

(1)The offer of settlement filed June 30, 2000, as amended July 28, 2000 (Maine Public Service Company's motion to substitute revised tariff sheets in settlement agreement, filed July 28, 2000), together with various documents appended to the offer;

(2)Initial comments filed by Houlton Water Company, Maine Public Utilities Commission, and this Commission's staff;

(3)Reply comments filed by Maine Public Service Company on July 31, 2000;

(4)The official stenographer's report of the conference held March 24, 2000, Volume 1, pages 1 through 63;

(5)All pleadings, orders and other documents of record relating to this case; and

(6)A draft letter order prepared by the parties, as revised, for the Commission to issue.

/s/Raymond M. Zimmet

Administrative Law Judge

D R A F T

FEDERAL ENERGY REGULATORY COMMISSION

Washington, D.C. 20426

In Reply Refer To:

Docket No. ER00-1053-002

Wright & Talisman, P. C.

Attn: Michael E. Small

Counsel for Maine Public Service Company

1200 G Street, N.W.

Suite 600

Washington, D.C. 20005

Dear Mr. Small:

On June 30, 2000, you filed on behalf of Maine Public Service Company, Eastern Maine Electric Cooperative, FPL, Energy Maine, Inc., FPL Energy AVEC, L. L.C., Houlton Water Company, Northern Maine Independent System Administrator, Inc., and WPS Energy Services, Inc., a settlement in the above-referenced docket. On July 18, 2000, staff submitted comments in support of the settlement. On July 20, 2000, the Maine Public Utilities Commission and Houlton Water Company also submitted comments in support of the settlement. On July 28, 2000, Maine Public Service Company filed a motion to substitute revised tariff sheets in settlement agreement. On July 31, 2000, Maine Public Service Company filed reply comments. On August 14, 2000, the presiding administrative law judge certified the uncontested settlement to the Commission.

The subject settlement is in the Public interest and is hereby approved. The Commission's approval of the settlement does not constitute approval of, or precedent regarding, any principle or issue in this proceeding. The Commission retains the right to investigate the rates, terms, and conditions under the just and reasonable and not unduly discriminatory or preferential standard of section 206 of the Federal Power Act, 16 U.S.C. paragraph 824e.

While Maine Public Service Company has filed tariff sheets to implement the settlement, its proposed designations do not comport with Order No. 614. Therefore,

Docket No ER00-1053-002- 2 -

Maine Public Service Company is directed to file tariff sheets, in conformance with Order No. 614, within 30 days of the date of the order approving the settlement.

The letter order terminates Docket No. ER00-1053-000 and ER00-1053-002.

By direction of the Commission.

Secretary

cc:All Parties

Mr. Mitchell Tannenbaum

Maine Public Utilities Commission

242 State Street

18 State House Station

Augusta, ME 04333 -0018

Exhibit 99(ad)

STATE OF MAINE Docket No. 99-610

PUBLIC UTILITIES COMMISSION November 17, 1999

MAINE PUBLIC SERVICE COMPANY

Application for Approval of a Decrease ORDER APPROVING

in Capital (section 910) (500,000 shares of REDUCTION IN CAPITAL

Common Stock)

WELCH, Chairman; NUGENT & DIAMOND, Commissioners

On August 31, 1999, Maine Public Service Company (MPS or Company) filed with the Commission its request for approval to decrease its common equity capital by up to 500,000 common shares over a period of five years. This Order approves the Company's request.

In the aftermath of the divestiture of its generation asset portfolio, MPS seeks to achieve a "more just and reasonable" capital structure by repurchasing common shares over time. In the absence of doing so, MPS projects that it would have a capital structure with a common equity component in excess of 55%.1 MPS also notes that approval will allow it to meet the provisions of the proposed Stipulation in its Maine Public Service Company, Investigation of Stranded Costs, Transmission And Distribution Utility Revenue Requirements, And Rate Design of Maine Public Service Company, Docket No. 98-577, where the parties have agreed that MPS be allowed a capital structure that includes a 51% common equity ratio. MPS acknowledged that repurchasing 500,000 common shares at current prices (roughly $17.50 per share recently) would reduce the Company's common equity ratio to roughly 46% of total capital, but that it does not intend to go below a 51% common equity ratio in the foreseeable future. Finally, the Company requests that it be allowed five years to complete its share repurchase program.

We find MPS's request to be appropriate for several reasons. Most importantly, since common equity is the most costly source of investment capital for a business, rebalancing the Company's post-divestiture capital structure is consistent with the interests of its ratepayers believe it will reduce MPS's weighted average cost of capital. Whether or not the Stipulation in Docket No. 98-577 is ultimately approved, we view a 51% common equity ratio more favorably than a 55% common equity ratio for ratemaking purposes based on our knowledge of capital structures that are customary in the electric utility industry. It is also reasonable to allow MPS the 5-year window it seeks, because it would permit MPS flexibility in choosing the most opportune times to reacquire its shares. We note, however, that open market purchases are but one

1

See LaPlante Direct Testimony in Docket No. 98-577.

Order Approving . . . -2- Docket No. 99-610

avenue open to MPS for the reduction of its common equity ratio. During periods of relatively high stock prices, other mechanisms may be more attractive from a cost standpoint.

In approving this request, the Commission does not imply approval of the Company's current or projected capital structure or its current or projected cost of capital for ratemaking purposes. Furthermore, this Order does not limit or restrict the powers of the Commission in determining a capital structure or cost rate in future proceedings (although this will be settled for the near term either through the approval of the proposed Stipulation or a litigated conclusion in Docket No. 98-577). Finally, we intend to review MPS's specific stock repurchases, particularly in any instances where the purchase price substantially exceeds book value.

Accordingly, we:

O R D E R

1. That Maine Public Service Company is authorized to repurchase up to 500,000 of its common shares over a period of five years from the date of this Order.

2. That Maine Public Service Company report its doings pursuant to this Order to this Commission not less than annually.

3. That a copy of this Order be mailed to interested parties and this Docket be closed.

Dated at Augusta, Maine, this 17th day of November, 1999.

BY ORDER OF THE COMMISSION

/s/ Dennis L. Keschl

Dennis L. Keschl

Administrative Director

COMMISSIONERS VOTING FOR: Welch

Nugent

Diamond

Order Approving . . . -3- Docket No. 99-610

NOTICE OF RIGHTS TO REVIEW OR APPEAL

5 M.R.S.A. section 9061 requires the Public Utilities Commission to give each party to an adjudicatory proceeding written notice of the party's rights to review or appeal of its decision made at the conclusion of the adjudicatory proceeding. The methods of review or appeal of PUC decisions at the conclusion of an adjudicatory proceeding are as follows:

1.Reconsideration of the Commission's Order may be requested under Section 1004 of the Commission's Rules of Practice and Procedure (65-407 C.M.R.110) within 20 days of the date of the Order by filing a petition with the Commission stating the grounds upon which reconsideration is sought.

2. Appeal of a final decision of the Commission may be taken to the Law Court by filing, within 30 days of the date of the Order, a Notice of Appeal with the Administrative Director of the Commission, pursuant to 35-A M.R.S.A. section 1320(1)-(4) and the Maine Rules of Civil Procedure, Rule 73, et seq.

3.Additional court review of constitutional issues or issues involving the justness or reasonableness of rates may be had by the filing of an appeal with the Law Court, pursuant to 35-A M.R.S.A. section 1320(5).

Note: The attachment of this Notice to a document does not indicate the Commission's view that the particular document may be subject to review or appeal. Similarly, the failure of the Commission to attach a copy of this Notice to a document does not indicate the Commission's view that the document is not subject to review or appeal.

Exhibit 99(ae)

STATE OF MAINE

PUBLIC UTILITIES COMMISSION Docket No. 99-185

August 11, 2000

MAINE PUBLIC UTILITIES COMMISSION ORDER APPROVING

Investigation of Retail Electric Transmission STIPULATION

Services and Jurisdictional Issue (MAINE PUBLIC

SERVICE COMPANY)

WELCH, Chairman; NUGENT and DIAMOND, Commissioners

I. SUMMARY

In this Order we approve a Stipulation submitted to us by Maine Public Service Company (MPS or Company) and the Office of the Public Advocate (OPA) which resolves all transmission-related issues as they pertain to MPS as a result of Maine's implementation of retail access to generation services. Specifically, the Stipulation separates MPS's overall T&D revenue requirement of $16,640,000 into a transmission component of $2,380,000 and a distribution component of $14,260,000 which includes stranded costs. The Stipulation also provides that any increase to retail transmission rates resulting from the Company's filing at the Federal Energy Regulatory Commission (FERC) for new transmission rates effective June 1, 2000 will be offset by a decrease in distribution rates accomplished by accelerating the amortization or the value in the Company's Asset Sale Gain Account.

II. PROCEDURAL BACKGROUND

Effective March 1, 2000 , through its enactment of the Electric Restructuring Act, 35-A M.R.S.A. sections 3201 - 3214, the Maine Legislature, deregulated generation services and provided Maine consumers with direct access to generation services. Prior to the onset of retail access and pursuant to the requirements of 35-A M.R.S.A. section 3208, the Commission concluded an investigation of the Transmission and Distribution (T&D) utility revenue requirements and the stranded costs for MPS. See Maine Public Utilities Commission, Investigation of Stranded Costs, Transmission and Distribution Utility Revenue Requirements and Rate Design of Maine Public Service Company, Docket No. 98-577, Order Approving Stipulation (Dec. 1, 1999). In that Order, we established an overall T&D revenue requirement for MPS, including stranded costs, of $16,640,000.

After careful review, we have concluded that FERC has, through its Order No. 888, clearly asserted jurisdiction over retail transmission services when a state elected to unbundle electric supply and allow retail customers access to generation services on a competitive basis. Public Utilities Commission, Investigation of Central Maine Power Company's Stranded Costs, Transmission and Distribution Utility Revenue Requirement and Rate Design, Docket No. 97-580, Order at 133 (March 19, 1999). Therefore, on.

Order Approving Stipulation - 2 - Docket No. 99-185

March 30, 1999, we initiated this docket to investigate issues involving the jurisdictional split between FERC-regulated transmission facilities and state-regulated distribution facilities.1

In a Procedural Order dated December 7, 1999, the Examiner in this case noted

that:

[T]here appears to be general agreement that we should move to completely separate transmission costs from the state-jurisdictional revenue requirements. However, there is also agreement that sufficient time does not exist for this to occur by March 1, 2000. Accordingly, the Commission will use this investigation to determine the costs appropriately considered distribution-related. 2

On February 8, 2000, MPS made its cost separations filing with the Commission. The Company's filing was the subject of both formal and informal discovery. On May 22, 2000, we received a Stipulation (attached and incorporated into this Order as Attachment 1) signed by the Company and the OPA which resolved all issues in this case as they pertain to MPS. All other intervenors who expressed an interest in the issues in this case as they pertained to MPS (the Industrial Energy Consumers Group, and the Independent Energy Producers of Maine) have not objected to the proposed Stipulation.

III. DESCRIPTION OF THE STIPULATION

MPS and OPA agree that the total T&D revenue requirement of $16,640,000 should be separated into a distribution, or "D," revenue requirement of $14,260,000 and a transmission revenue requirement of $2,380,000. Based upon the rate formula filed at the FERC by the Company, and which took effect on June 1, 2000, the Company has estimated that the effective retail transmission rate increase compared to the amount of transmission costs separated from the combined T&D rate would be $591,000. The parties to the Stipulation agree that given rate stability concerns, such an increase to retail rates so shortly after the onset of electric restructuring would be inappropriate. The parties thus agreed to accelerate the amortization of the Company's Asset Sale Gain Account by a sufficient amount to offset the $591,000 increase filed by

1 This investigation was initiated as a generic investigation and subsequently developed into an investigation of the transmission costs and issues for each of the state's investor-owned utilities, including MPS.

2 While MPS filed transmission tariffs with FERC to be effective on March 1, 2000, the distribution rates were calculated on a residual basis so that total T&D rates equaled the rates set by this Commission in Docket No. 98-577.

Order Approving Stipulation - 3 - Docket No. 99-185

the Company. In addition, once the actual increase for this year is agreed to, including the return of any under- or over-collections, the amortization will be adjusted appropriately to retain total rates and total revenue requirements at the level approved by the Commission in Docket No. 98-577.

IV. DECISION

As stated in past cases, in deciding whether to approve a stipulation we apply the following criteria:

1. whether the parties joining the stipulation represent a sufficiently broad spectrum of interests that the Commission can be sure that there is no appearance or reality of disenfranchisement; and

2. whether the process that led to the stipulation was fair to all parties; and

3. whether the stipulated result is reasonable and is not contrary to legislative mandate.

See Central Maine Power Company, Proposed Increase in Rates, Docket No. 92-345

(II), Detailed Opinion and Subsidiary Findings (Me. P.U.C.) Jan. 10, 1995, and Maine Public Service Company, Proposed Increase in Rates (Rate Design), Docket No. 95- 52, Order (Me. P.U.C. June 26, 1996). We have also recognized that we have an obligation to ensure that the overall stipulated result is in the public interest. See Northern Utilities, Inc., Proposed Environmental Response Cost Recovery, Docket No. 96-678, Order Approving Stipulation (Me. P.U.C. April 28, 1997). We find that the proposed Stipulation in this case meets all of the above criteria.

The Stipulation was entered into by the Company and the OPA after numerous technical and settlement conferences. The non-signing parties to this matter had a full opportunity to participate in these conferences and do not object to the Stipulation. We, therefore, find that both criteria 1 and 2, set forth above, have been satisfied.

We also find that the stipulated result is reasonable and is both consistent with the public interest and legislative mandates. By accelerating the amortization of the Asset Sale Gain Account, the Stipulation provides rate stability to customers and avoids rate increases immediately following the onset of retail access. We believe this result as well as all other provisions of the Stipulation are wholly consistent with our restructuring objectives enunciated in past cases. See Docket No. 97-580, supra. at 116-119.

Accordingly, it is

O R D E R E D

Order Approving Stipulation - 4 - Docket No. 99-185

1. That the Stipulation submitted by Maine Public Service Company and the Public Advocate, submitted May 24, 2000 and dated May 22, 2000 is approved;

2. That MPS is authorized to accelerate the amortization of its Asset Sale Gain Account by an amount sufficient to offset any increase in transmission rates approved by FERC in Docket No. ER00-1053-000.

Dated at Augusta, Maine, this 11 th day of August, 2000.

BY ORDER OF THE COMMISSION

Dennis L. Keschl

Administrative Director

COMMISSIONERS VOTING FOR: Welch

Nugent

Diamond

Order Approving Stipulation - 5 - Docket No. 99-185

NOTICE OF RIGHTS TO REVIEW OR APPEAL

5 M.R.S.A. section 9061 requires the Public Utilities Commission to give each party to an adjudicatory proceeding written notice of the party's rights to review or appeal of its decision made at the conclusion of the adjudicatory proceeding. The methods of review or appeal of PUC decisions at the conclusion of an adjudicatory proceeding are as follows:

1. Reconsideration of the Commission's Order may be requested under Section 1004 of the Commission's Rules of Practice and Procedure (65- 07 C.M.R.110) within 20 days of the date of the Order by filing a petition with the Commission stating the grounds upon which reconsideration is sought.

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

Exhibit 99(af)

January 10, 2001

Dennis L. Keschl

Administrative Director

Public Utilities Commission

18 State House Station

Augusta, ME 04333

Stephen G. Ward

Public Advocate

Office of the Public Advocate

112 State House Station

Augusta, ME 04333-0112

RE: Further Settlement Agreement with Maine Parties.

Dear Dennis and Stephen:

This letter sets forth the terms of an agreement by and among Central Maine Power Company ("CMP"), Bangor Hydro-Electric Company ("BHE") and Maine Public Service Company ("MPS") (collectively the "Maine Owners") and the Maine Public Utilities Commission ("MPUC") and the Maine Office of Public Advocate (collectively the "Maine Agencies") to resolve all matters related to the Maine Owners' and Maine Agencies' obligations to determine the Maine Yankee Power Costs under Article 4 of the Further Settlement Agreement with Maine Parties, FERC Docket Nos. ER98-570-000 and EL98-14-000 (the "Settlement Agreement").

Background

Pursuant to the Settlement Agreement, the Maine Owners agreed to hold Maine retail ratepayers harmless from any increase in the actual replacement power costs incurred from 2000 - 2004 over the replacement power costs assumed by the Maine Owners in reaching their decision to support the shut down of the Maine Yankee nuclear power plant. For each year, the Maine Owners are required by the Settlement Agreement to designate a "benchmark" price to represent the market price to be used in calculating the Market Replacement Power Costs for the year. The Maine Owners selected a benchmark for 2001 to which Maine Agencies have objected. This Letter Agreement is the result of discussions among the Maine Owners and the Maine Agencies to resolve all the issues related to the selection of the benchmark for 2001 and in the case of CMP and BHE, all of the potential issues related to the selection of future benchmarks for the remaining years -- 2002, 2003, and 2004.

January 10, 2001

Agreement

The Maine Owners and the Maine Agencies agree as follows.

1. CMP agrees that, in full satisfaction of all of its duties and obligations under Article 4 of the Settlement Agreement, CMP stranded costs, as defined in 35-A M.R.S.A. sec 3208, will be reduced by $12,030,800. The reduction shall be effective on March 1, 2002.

2. BHE agrees that, in full satisfaction of all of its duties and obligations under Article 4 of the Settlement Agreement, BHE stranded costs , as defined in 35-A M.R.S.A. sec 3208, will be reduced by $2,216,200. The reduction shall be effective on March 1, 2002.

3. MPS agrees that:

(a) For the calendar year 2001, the benchmark price for determining Maine Public Service Company's Market Replacement Power Costs, as defined in Article 4 Settlement, shall be 4.0 cents per kwh.

(b) Maine Public Service Company hereby finally and irrevocably designates as the benchmark for determining its Market Power Replacement Costs in each of the years 2002, 2003, and 2004, the Section 3204 (4) sales auction price as determined in each year in the manner set forth in Article 4.

(c) For the purpose of implementing subparagraph (b) above, the provisions of Article 4 shall, except as expressly varied by this paragraph 3, remain in full force and effect with respect to Maine Public Service.

4. The Maine Agencies agree that they will not assert any rights they may have under Article 4 of the Settlement Agreement, except as may be preserved with respect to MPS in accordance with the terms of Paragraph 3 above. Furthermore, the Maine Agencies agree that they will not seek any other ratemaking adjustment or disallowance of costs related to the Maine Owners' decision to support the shutdown of Maine Yankee, other than those already agreed to by the Maine Owners pursuant to the Separate Settlement between the Maine Public Utilities Commission, the Maine Public Advocate, Maine Yankee and the Maine Owners on the prudency of the shutdown as approved by FERC under Docket Nos. ER98-570-00 (Maine Yankee Rate Case) and EL98-14-00 (Compliant Case, Maine Office of Public Advocate v. Maine Yankee).

5. The parties agree that the calculation of the return on the Maine Owners' Maine Yankee equity investments shall not be affected by this Letter Agreement. The Maine Owners further agree that amounts agreed to as reductions in stranded costs will not impact the computation of earnings for any earnings sharing computation under any Performance-based Ratemaking Plan adopted for any of the Maine Owners.

January 10, 2001

6. This Letter Agreement constitutes the entire Agreement between the Maine Owners and the Maine Agencies relating to Maine Yankee Replacement Power Costs and supersedes any and all other agreements, negotiations, arrangements and understandings, oral or written, relating to the matters provided for herein. This Letter Agreement may not be modified except by written agreement executed by each of the parties hereto.

7. This Letter Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Maine.

8. This Letter Agreement shall be effective when duly executed by the parties named below and shall be binding upon and inure to the benefit of the successors and assigns of the parties hereto.

Sincerely,

/s/ Kevin Gordon

Kevin Gordon, Counsel to

Central Maine Power Company

/s/William S. Harwood

William S. Harwood, Counsel to

Bangor Hydro-Electric Company

/s/ Steven A. Johnson

Steven A. Johnson, General Counsel

Maine Public Service Company

ACCEPTED:

Maine Agencies

Maine Public Utilities Commission

/s/ James A. Buckley

By:

Its:

Maine Office of the Public Advocate

/s/Steven Ward

Steven Ward

Public Advocate