Form 10-Q
period 2001-03-31
MAINE PUBLIC SERVICE CO
filed 2001-05-10
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

The Securities Exchange Act of 1934

For Quarter Ended

March 31, 2001

Commission File No. 1-3429

Maine Public Service Company

(Exact name of registrant as specified in its charter)

Maine

(State or other jurisdiction of incorporation or organization)

01-0113635

(I.R.S. Employer Identification No.)

209 State Street, Presque Isle, Maine

(Address of principal executive office)

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

Common Stock, $7.00 par value - 1,573,060 shares

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated income for the quarter ended March 31, 2001, and for the corresponding period of the preceding year; a consolidated balance sheet as of March 31, 2001, and as of December 31, 2000, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 2001, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at March 31, 2001 and December 31, 2000, and the results of their operations for the three months ended March 31, 2001 and their cash flows for the three months ended March 31, 2001, and for the corresponding period of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)
	Three Months Ended
	March 31,
	2001	2000
Operating Revenues	$21,086	$17,567
EA-Standard Offer Service Margin	983	312
Total Revenues	22,069	17,879
Operating Expenses
Energy Supply	10,727	9,290
Operation and Maintenance	2,860	2,995
Depreciation	618	580
Amortization of Stranded Costs	2,174	804
Amortization	54	252
Taxes Other Than Income	347	346
Provision for Income Taxes	1,839	1,151
Total Operating Expenses	18,619	15,418
Operating Income	3,450	2,461
Other Income (Deductions)
Equity in Income of Associated Companies	85	80
Allowance for Equity Funds Used During Construction	19	1
Provision for Income Taxes	(139)	(226)
Other - Net	53	517
Total	18	372
Income Before Interest Charges	3,468	2,833
Interest Charges
Long-Term Debt and Notes Payable	674	1,016
Less Carrying Costs-Stranded Costs and Allowance
for Borrowed Funds used During Construction	(245)	(74)
Total	429	942
Net Income Available for Common Stock	$3,039	$1,891
Average Shares Outstanding (000's)	1,573	1,612
Basic Earnings Per Share of Common Stock	$1.93	$1.17
Dividends Declared per Common Share	$0.32	$0.30

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	Mar. 31, 2001	December 31,
ASSETS	(Unaudited)	2000
Utility Plant
Electric Plant in Service	$78,751	$78,825
Less Accumulated Depreciation	36,887	36,290
Net Electric Plant in Service	41,864	42,535
Construction Work-in-Progress	2,290	1,468
Total	44,154	44,003
Investment in Associated Companies
Maine Yankee Atomic Power Company	3,491	3,534
Maine Electric Power Company, Inc.	400	374
Total	3,891	3,908
Net Utility Plant and Investments	48,045	47,911
Current Assets
Cash and Cash Equivalents	2,268	611
Accounts Receivable - Net	9,834	9,140
Unbilled Base Revenue	1,401	3,358
Inventory	623	465
Prepayments	713	993
Total	14,839	14,567
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	27,997	28,056
Recoverable Seabrook Costs	16,941	17,219
Regulatory Assets - SFAS 109 & 106	7,967	8,101
Deferred Fuel and Purchased Energy Costs	11,990	11,977
Regulatory Asset - Power Purchase Agreement Restructuring	8,343	8,706
Unamortized Debt Expense	3,093	3,235
Deferred Regulatory Costs, less accumulated amortization	141	233
Total	76,472	77,527
Other Assets
Restricted Investments	9,622	9,876
Miscellaneous	1,461	1,088
Total	11,083	10,964
Total Assets	$150,439	$150,969
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$13,071	$13,071
Paid-in Capital	40	38
Retained Earnings	35,634	33,099
Treasury Stock, at cost	(6,619)	(6,622)
Total	42,126	39,586
Long-Term Debt (less current maturities)	34,915	34,940
Current Liabilities
Long-Term Debt Due Within One Year	1,050	1,050
Notes Payable	3,000	4,900
Accounts Payable	6,837	7,987
Accounts Payable - Standard Offer Service	51	39
Dividends Declared	503	503
Customer Deposits	17	20
Interest and Taxes Accrued	2,176	1,073
Total	13,634	15,572
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	27,997	28,056
Deferred Income Tax	21,637	21,420
Investment Tax Credits	244	252
Deferred Gain & Related Accounts - Generating Asset Sale	6,094	7,446
Miscellaneous	3,792	3,697
Total	59,764	60,871
Total Capitalization and Liabilities	$150,439	$150,969

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2001	2000
Cash Flow From Operating Activities
Net Income	$3,039	$1,891
Adjustments to Reconcile Net Income to Net Cash Provided By (Used For) Operations
Depreciation	618	580
Amortization	341	274
Amortization of Deferred Gain from Asset Sale	(1,341)	(510)
Income on Tax Exempt Bonds-Restricted Funds	(94)	-
Deferred Income Taxes - Net	308	592
AFUDC	(26)	(1)
Accrued Interest on Generating Asset Sale Deferred Gain	-	161
Rate Stabilization Plan Revenue	-	(379)
Change in Deferred Fuel & Purchased Energy	(12)	(67)
Change in Deferred Regulatory and Debt Issuance Costs	237	309
Change in Deferred Regulatory Asset - Power Purchase Restructuring	(14)	(37)
Gain on Sale of Non-Utility Property	-	(205)
Change in Benefit Obligation	110	125
Change in Current Assets and Liabilities	1,352	(1,021)
Other	113	336
Net Cash Flow Provided By Operating Activities	4,631	2,048
Cash Flow From Financing Activities
Dividend Payments	(503)	(485)
Drawdown of Asset Sale Proceeds with Trustee	-	2,500
Deposit of Non-Utility Property Sale Proceeds with Trustee	-	(211)
Purchase of Common Stock	-	(171)
Retirements on Long-Term Debt	(25)	(25)
Short-Term Repayments, Net	(1,900)	(900)
Net Cash Flow Provided By (Used For) Financing Activities	(2,428)	708
Cash Flow From Investing Activities
Payment of Taxes on Generating Asset Sale Deferred Gain	-	(7,853)
Drawdown of Tax Exempt Bonds Proceeds	344	-
Proceeds from Sale of Non-Utility Property	-	208
Investment in Electric Plant	(890)	(647)
Net Cash Flow Used For Investment Activities	(546)	(8,292)
Increase (Decrease) in Cash and Cash Equivalents	1,657	(5,536)
Cash and Cash Equivalents at Beginning of Year	611	6,985
Cash and Cash Equivalents at End of Period	$2,268	$1,449
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	$(694)	$495
Unbilled Revenue	1,957	(168)
Inventory	(157)	(183)
Prepayments	280	112
Accounts Payable & Accrued Expenses	(31)	(1,282)
Other Current Liabilities	(3)	5
Total Change	$1,352	$(1,021)
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$1,282	$1,368
Income Taxes (Includes $7.8 million payment in February, 20000
to Revenue Canada for 1999 asset sale taxes)	$(200)	$8,060

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the 2000 Annual Report, an integral part of Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the 2000 Form 10-K. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements of the Company's Annual Report filed with the Form 10-K. For interim reporting purposes, these same accounting policies are followed.

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

Certain reclassifications have been made to the 2000 financial statement amounts in order to conform to the 2001 presentation.

2. ENERGY ATLANTIC

In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing subsidiary was involved in wholesale energy transactions during 1999 and the first two months of 2000, and began selling to retail customers on March 1, 2000, the commencement of retail competition in the State of Maine. EA's net income for the first quarter of 2001 was $741,000 compared to $74,000 for the first quarter of last year. The increase is primarily due to its new retail business.

Energy Atlantic provides standard offer service (SOS) and competitive energy supply (CES) to retail customers, both of which utilize power provided via a contract with Engage Energy America, LLC, (Engage). Revenues are received and expenses are paid directly by an escrow agent pursuant to instruction from Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and small non-residential customers in the Central Maine Power (CMP) service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. As the SOS provides, EA has furnished a performance bond of approximately $34,000,000 issued by Frontier Insurance Company. The utilities bear SOS account collection risk, as they are required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship. EA records the accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity has consisted principally of two large industrial customers in CMP's service territory, as well as residential and small non-residential customers throughout Maine. For CES sales, EA negotiates the price directly with the customer, maintains customer service responsibility and has collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

On December 5, 2000, the Federal Energy Regulatory Commission (FERC) issued an order increasing the Installed Capacity (ICAP) Deficiency Charge in the New England market from $0.17 to $8.75 per kw/month. Engage sent EA a letter giving notice that it was invoking certain contract renegotiation rights and setting forth its position that an increase of this magnitude would give it grounds to cancel its contract with EA. EA responded by stating its view that the contract requires Engage to sustain the market risks of increases in the cost of supplying power and that the notice was in breach of the contract. Without agreeing with EA's position, Engage withdrew its notice letter. More recently, Engage has stated to both EA and the Maine Public Utilities Commission (MPUC) that EA previously breached the contract in certain respects and that such breaches would provide an independent basis for terminating the contract. EA has denied these allegations.

On January 9, 2001, FERC stayed its order subject to a rehearing. On March 7, 2001, FERC issued its order reinstating the $8.75 per kw/month ICAP charge effective April 1, 2001. This order was stayed by the U.S. First Circuit Court of Appeals on March 30 , 2001.

These matters are presently the subject of active, ongoing negotiations and discussions among Engage, EA and representatives of the MPUC. No assurance can be given that the underlying contractual issues will be successfully resolved. To date, Engage has continued to meet its prior commitments to supply power to EA customers, and has continued to make payments to EA under the contract.

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

Nonperformance by Engage under the contract would have a material adverse impact on the financial position and results of operations of EA. Management believes that the risk of loss to MPS as parent would generally be limited to its investment in EA and accumulated earnings, which amounted to $3.0 million as of March 31, 2001, reduced to some degree by the tax consequences of such a loss.

As evidenced by the following table, EA's net income was $741,000 for the first quarter of 2001, compared to $74,000 for the first quarter of 2000. The increase is primarily due to its new retail business.

Three Months Ended

(Dollars in Thousands)

		3/31/01			3/30/00
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$11,223	$9,863	$21,086	$2,436	$15,131	$17,567
EA Standard Offer Service Margin	983	-	983	312	-	312
Total Revenues	12,206	9,863	22,069	2,748	15,131	17,879
Operations & Maintenance Expense	11,028	5,405	16,433	2,609	11,312	13,921
Taxes	490	1,696	2,186	49	1,448	1,497
Total Operating Expenses	11,518	7,101	18,619	2,658	12,760	15,418
Operating Income (Loss)	688	2,762	3,450	90	2,371	2,461
Other Income & Deductions	53	(35)	18	1	371	372
Income Before Interest Charges	741	2,727	3,468	91	2,742	2,833
Interest Charges	-	429	429	17	925	942
Net Income	$741	$2,298	$3,039	$74	$1,817	$1,891
Total Assets	$6,782	$143,657	$150,439	$1,920	$152,220	$154,140

3. RESTRUCTURING AND IMPLEMENTATION OF MULTI-YEAR RATE PLAN

Restructuring

As previously reported, on May 29, 1997, legislation titled "An Act to Restructure the State's Electric Industry" was signed into law by the Governor of Maine. The principal provisions with accounting impact on the Company are described in the Company's 2000 Form 10-K.

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

At March 31, 2001, $76.5 million of regulatory assets remained on the Company's books. These regulatory assets are being amortized over various periods, up to 15 years, in accordance with the MPUC approved Phase II filing on stranded cost recovery. The major components include the remaining investment in Seabrook and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. As approved by the MPUC, the amortization of these regulatory assets is offset by the recognition of the deferred gain from the sale of the generating assets. As of March 31, 2001, $6.1 million of deferred gain remains to be utilized.

Rate Stipulation Effective March 1, 2000

On October 14, 1998, and subsequently amended on February 9, 1999 and August 11, 1999, the Company filed its determination of stranded costs, transmission and distribution costs and rate design with the MPUC. The Company's amended testimony supports its $95.7 million estimate of stranded costs representing the return of and return on stranded cost items as described below, when deregulation occurred on March 1, 2000. The major components of stranded costs include the remaining investment in Seabrook, the above market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets less the available value from the sale of the generating assets.

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

	(Dollars in Thousands)
	Three Months Ended
	March 31,
	2001	2000
Current income taxes	$1,665	$670
Deferred income tax	321	716
Investment credits	(8)	(9)
Total income taxes	$1,978	$1,377
Allocated to:
Operating Income	$1,839	$1,151
Other income	139	226
Total	$1,978	$1,377

For the three months ended March 31, 2001 and 2000, the effective income tax rates were 39.4% and 42.1%, respectively. The principal reasons for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary and flow through items, principally Seabrook amortization, required by regulation and state income taxes. Current income taxes recorded on the Company's deferred gain from the generating asset sale in 1999 are offset by corresponding deferred income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of March 31, 2001 and December 31, 2000.

	(Dollars in Thousands)
	March 31,	December 31,
	2001	2000
Seabrook	$9,465	$9,511
Property	6,391	6,516
Regulatory expenses	(43)	(13)
Deferred fuel	4,382	4,472
Generating asset sale	(2,011)	(2,551)
W-S up-front payment	3,328	3,473
Pension and post-retirement benefits	(211)	(175)
Other	336	187
Net accumulated deferred income taxes	$21,637	$21,420

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

Beginning in April, 1999, the Company began amortizing an additional $150,000 per month as part of a stipulation described in Note 3 above. As of March 31, 2001, the Company has a deferred Maine Yankee replacement power cost balance of approximately $3.0 million, in accordance with the rate plan.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998, June, 1999, September 2000, and again in February, 2001 Maine Yankee updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of March 31, 2001, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $28.0 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement.

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

Commencing in May, 2000, Maine Yankee entered into interim agreements with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster, Maine Yankee at least temporarily assumed the general contractor role, while decommissioning of the Plant site continued with major emphasis directed to maintaining the schedule on critical-path projects such as construction of the ISFSI and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility. During this period Maine Yankee performed a comprehensive assessment of its long-term alternatives for safely and efficiently completing the decommissioning, including evaluating detailed competitive-bid proposals from prospective successor general contractors. On January 26, 2001, Maine Yankee announced its decision to reject the proposals and continue to manage the decommissioning project itself without an external general contractor.

On June 30, 2000, Federal Insurance Company (Federal), which provided performance and payment bonds in the amount of $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgement against Maine Yankee in the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States District Court in Maine. The Complaint alleges that Maine Yankee improperly terminated the decommissioning operations contract with Stone & Webster and failed to give proper notice of the termination to Federal under the contract, and that Federal, therefore had no further obligations under the bonds.

On August 24, 2000, Maine Yankee also filed a $78.2 million claim (later increased to $86.0 million) proof of claim in the Stone & Webster Bankruptcy Court proceeding in Delaware seeking to recover its additional costs caused by Stone & Webster's contract default. Maine Yankee expects the court hearings in both proceedings to take place later in 2001. Maine Yankee believes that its termination of the Stone & Webster contract was proper, but cannot predict the outcome of the litigation.

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

The components of the deferred gain are as follows:

(Dollars in Millions)
Gross proceeds	$37.5
Settlement adjustment	(.1)
Net proceeds	37.4
Net book value	(11.5)
Excess taxes on sale of Canadian assets	(3.4)
Transition costs, net	(1.9)
Other	.7
Available deferred gain	21.3
Utilization of available value per MPUC orders	(15.4)
Remaining deferred gain, net of tax*	$5.9

*The $5.9 million deferred gain above is the $6.1 million "Deferred Gain and Related Accounts-Generating Asset Sale" as of March 31, 2001 reduced by the remaining deferral of transition costs allowed by the MPUC.

The sale of the Company's generating assets in 1999 significantly impacted long-term debt. Proceeds from the sale and the partial liquidation of ME & NB were deposited with the first mortgage trustee and subsequently withdrawn to redeem the remaining $2.5 million of 9.6% second mortgage bonds and $1.4 million of the variable rate 1996 Public Utility Refunding Revenue Bonds. On June 14, 2000, the Company redeemed the 9.775% first mortgage bonds in the amount of $15.0 million and paid a related premium on the retirement of $2.1 million. In all, the Company has reduced long-term debt by $18.9 million using generating asset sale proceeds. Consistent with past treatment, the Company has deferred premiums on the early redemption of debt issues and will amortize the balance over the remaining life of the original debt issues.

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

7. ISSUANCE OF LONG-TERM DEBT

On October 19, 2000, the Maine Public Utilities Financing Bank (MPUFB) issued $9 million of its tax-exempt bonds due October 1, 2025 (the 2000 Series) on behalf of the Company. The proceeds have been placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. Pursuant to the long-term note issued under a loan agreement between the Company and the MPUFB, the Company has agreed to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Company caused a Direct Pay Letter of Credit for an initial term of nineteen months to be issued by The Bank of New York for the benefit of the holders of such bonds. To secure the Company's obligations under the letter of credit and reimbursement agreement, the Company issued first and second mortgage bonds, in the amounts of $5 million and $4.525 million, respectively. The Company has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and, at issuance, selected the weekly interest period, with an initial interest rate of 4.35%. On November 20, 2000, the Company purchased an interest rate cap of 6% at a cost of $36,000, to expire November 2003, that applies to the 2000 and 1996 Series. As of March 31, 2001, the cumulative effective interest rate of the 2000 Series, including issuance costs and credit enhancement fees since issuance was 6.48%.

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

The Complaint and Petition to Amend the September 2, 1998 Order, in addition to requesting a prohibition on the sharing of certain employees, particularly Maine Public Services Company's General Counsel, also seeks a formal investigation of the Complaint, penalties for any violations of the Commission's rules and certain specific relief for violations of Chapter 304.

In its response, the Company strongly denied the allegations in the WPS Complaint and asked the Commission to dismiss the Complaint and for Summary Judgement in its favor.

On May 1, 2001, the Commission issued its Order in this matter, finding that some counts in the WPS Complaint should be dismissed by that others raised factual issues that could be resolved only through a more formal hearing process. The Commission declined, however, to take initial jurisdiction over the Complaint. Instead the Commission ordered the parties to submit their dispute to the informal dispute resolution process set forth in MPS's Chapter 304 Implementation Plan. Under this Plan, the dispute must be submitted to an independent law firm which must issue its decision within 30 days. Only if the matter is not resolved to both parties' satisfaction will the Commission then take jurisdiction over the dispute.

The Commission also stated that it would open an investigation into the issue of whether MPS's General Counsel's dual role with MPS and EA "poses a threat to the operation of the competitive market in northern

Maine". The Commission will, however, hold that investigation in "abeyance" until the dispute resolution has been completed.

9. ADOPTION OF SFAS NO. 133

The Company has adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The Company has reviewed its business activities and determined that interest rate caps on the three variable rate long-term debt issues qualify as derivatives in accordance with SFAS 133. On June 1, 1998, the Company purchased an interest rate cap of 7% at a cost of $172,000, to expire June 8, 2008 on $11,540,000 of FAME's Taxable Electric Rate Stabilization Notes, Series 1998A, issued on behalf of the Company. On November 20, 2000, the Company purchased an interest cap of 6% at a cost of $36,000 to expire November 2003 that applies to the 2000 and 1996 Series of Maine Public Utilities Financing Bank's (MPUFB) bonds issued on behalf of the Company with outstanding balances of $9.0 million and $13.6 million, respectively. The Company recorded the cost of the caps as regulatory assets and is amortizing them over their useful lives. SFAS 133 requires companies to record derivatives on their balance sheet at fair value, with the related changes in fair value recorded as either income/expense or as a component of other comprehensive income, depending on the intended use of the derivative. For regulated entities, SFAS 133 allows the amount the fair value is below the carrying value to be recorded as a regulatory asset to the extent the difference is recoverable in the rate base of the Company. The Company has adopted a policy under regulatory accounting that requires any gain on the sale of these regulatory assets to be recorded as regulatory liabilities and returned to rate payers. The issuers of the caps related to the Company's FAME and MPUFB debt have declared their fair values as of March 31, 2001 to be $102,000. The corresponding unamortized regulatory assets as of March 31, 2001 are $128,000 in total.

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

Results of Operations

Earnings per share and the net income available for common stock for the three months ended March 31, 2001 along with the corresponding information for the previous year are as follows:

	Three Months Ended
	March 31,
	2001	2000
Earnings per share	$ 1.93	$1.17
Net income in thousands	$3,039	$1,891

For the first quarter of 2001 compared to the same quarter last year, the increase in consolidated earnings per share (EPS) of $.76 is attributable to the following:

Change in EPS - First Quarter of 2001

Compared to First Quarter of 2000

EPS Increase (Decrease)
Increase in Energy Atlantic net income	$.42
Reduction in power procurement expenses, partially offset by increased amortization of stranded costs and a decrease in retail revenues according to rate stipulation due to deregulation beginning March 1, 2000	.27
Reduction in net interest costs	.12
Decrease from gain on sale of land in the first quarter of 2000	(.08)
Decrease in other operation and maintenance expenses	.04
Other	(.01)
Total	$.76

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Consolidated operating revenues for the quarters ended March 31, 2001 and 2000, are as follows:

	2001		2000
(Dollars in Thousands)	$	MWH	$	MWH
Maine Public Service (MPS)
- Retail	9,063	141,188	14,576	146,102
- Other Revenues	800		555	16,068
Energy Atlantic, LLC (EA)
- Competitive Energy Supply	11,223	238,615	1,429	35,007
- Other Revenues	-		1,007	21,942
- Standard Offer Margin	983		312
Totals	22,069	379,803	17,879	219,119

With the start of retail competition on March 1, 2000, the Parent Company's (MPS) retail revenues for the first quarter of 2000 reflect transmission and distribution charges only, while revenues for the same quarter last year include energy supply. Therefore, comparisons with periods including January and February, 2000 are difficult. MPS retail sales decreased by 3.4% (4,914 MWH), reflecting decreases in sales to large commercial customers of 12.1%, principally the lumber and wood products customers, impacted by the slowdown in the national economy. These were offset by an increase in sales to medium commercial customers of 7.3%.

The Company's wholly-owned marketing subsidiary, Energy Atlantic, LLC's (EA) Competitive Energy Supply revenues increased by $9,794,000 and Standard Offer Service margin increased $671,000, as sales to retail customers did not begin until March 1, 2000. The $1,007,000 decrease in Other Revenues represents the termination of the wholesale contract with Houlton Water Company on March 1, 2000. See discussion below in "Energy Atlantic Operations".

For the quarters ended March 31, 2001 and 2000, total operating expenses were $18,619,000 and $15,418,000, respectively. The changes in operating expenses and energy sources are as follows:

	Increase/(Decrease)
(Dollars in Thousands)	$	MWH
MPS Purchases	(7,075)	(118,560)
EA Purchases	8,512	181,666
Total Energy Supply	1,437	63,106
Operation & Maintenance Expenses	(135)
Depreciation	38
Amortization	(198)
Amortization of Stranded Costs	1,370
Income Taxes	688
Taxes Other than Income	1
Total	3,201	63,106

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

With the start of retail competition on March 1, 2000, the Company provides transmission and distribution (T&D or delivery) services and no longer purchases or generates energy supply for its customers. During the quarter ended March 31, 2000, MPS purchased 118,560 MWH to serve customers at a cost of $7.1 million. Purchases by EA increased by 181,666 MWH, $8,512,000, as it began serving customers as a competitive energy supplier beginning on March 1, 2000. MPS continues to purchase power from Wheelabrator-Sherman (W-S) under an agreement that expires in 2006, at prices above current market conditions. Beginning on March 1, 2000, as a result of competitive bidding, the output from W-S is sold to the successful bidder, and the above-market amount, $1,815,000 for the first quarter of 2001, is included in stranded cost amortization rather than energy supply. The increase in amortization of stranded costs of $1,370,000 reflects the recognition of stranded costs in rates beginning March 1, 2000. Stranded costs include the W-S above-market costs discussed above, less amortization of the deferred gain from the 1999 sale of the Company's generating assets, in accordance with a Stipulation approved by the MPUC. T&D operation and maintenance expenses decreased by $135,000, reflecting decreases in consulting and regulatory expenses.

Energy Atlantic Operations

In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing subsidiary was involved in wholesale energy transactions during 1999 and the first two months of 2000, and began selling to retail customers on March 1, 2000, the commencement of retail competition in the State of Maine. EA's net income for the first quarter of 2001 was $741,000 compared to $74,000 for the first quarter of last year. The increase is primarily due to its new retail business.

Energy Atlantic provides standard offer service (SOS) and competitive energy supply (CES) to retail customers, both of which utilize power provided via a contract with Engage Energy America, LLC, (Engage). Revenues are received and expenses are paid directly by an escrow agent pursuant to instruction from Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and small non-residential customers in the Central Maine Power (CMP) service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. As the SOS provides, EA has furnished a performance bond of approximately $34,000,000 issued by Frontier Insurance Company. The utilities bear SOS account collection risk, as they are required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship. EA records the accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity has consisted principally of two large industrial customers in CMP's service territory, as well as residential and small non-residential customers throughout Maine. For CES sales, EA negotiates the price directly with the customer, maintains customer service responsibility and has collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

On December 5, 2000, the Federal Energy Regulatory Commission (FERC) issued an order increasing the Installed Capacity (ICAP) Deficiency Charge in the New England market from $0.17 to $8.75 per kw/month. Engage sent EA a letter giving notice that it was invoking certain contract renegotiation rights and setting forth its position that an increase of this magnitude would give it grounds to cancel its contract with EA. EA responded by stating its view that the contract requires Engage to sustain the market risks of increases in the cost of supplying power and that the notice was in breach of the contract. Without agreeing with EA's position, Engage withdrew its notice letter. More recently, Engage has stated to both EA and the Maine Public Utilities Commission (MPUC) that EA previously breached the contract in certain respects and that such breaches would provide an independent basis for terminating the contract. EA has denied these allegations.

On January 9, 2001, FERC stayed its order subject to a rehearing. On March 7, 2001, FERC issued its order reinstating the $8.75 per kw/month ICAP charge effective April 1, 2001. This order was stayed by the U.S. First Circuit Court of Appeals on March 30, 2001.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

These matters are presently the subject of active, ongoing negotiations and discussions among Engage, EA and representatives of the MPUC. No assurance can be given that the underlying contractual issues will be successfully resolved. To date, Engage has continued to meet its prior commitments to supply power to EA customers, and has continued to make payments to EA under the contract.

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

Nonperformance by Engage under the contract would have a material adverse impact on the financial position and results of operations of EA. Management believes that the risk of loss to MPS as parent would generally be limited to its investment in EA and accumulated earnings, which amounted to $3.0 million as of March 31, 2001, reduced to some degree by the tax consequences of such a loss.

Liquidity

Net cash flows from operating activities were $4,631,000 for the first three months of 2001. For the period, the Company paid $503,000 in dividends and drew down $344,000 from the trustee of the tax-exempt revenue bond proceeds based on qualifying property. The Company also paid a scheduled sinking fund payment of $25,000 on long-term debt and decreased short-term borrowings by $1,900,000. For the period, the Company invested $890,000 in electric plant.

Net cash flows from operating activities were $2,048,000 for the first three months of 2000. For the period, the Company paid $485,000 in dividends, used $25,000 to reduce long-term debt, drew down $2,500,000 of the asset sale proceeds from the trustee and deposited $211,000 of proceeds from the sale of land into the trustee account. The Company also repurchased 10,000 shares of common stock for $171,000 in order to manage its capital structure to limit common equity to 51%, as authorized by the MPUC, and reduced short-term borrowings by $900,000. For the period, the Company invested $647,000 in electric plant, paid $7,853,000 in Canadian income taxes on the generating asset sale, and received proceeds of $208,000 from the sale of land.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with three variable rate debt issues of the regulated business as of March 31, 2001 for purposes other than trading. These issues are discussed in detail in the Company's 2000 Annual Report, which is Exhibit 13 of the Company's 2000 Form 10-K. The discussion occurs in Note 9, "Long-Term Debt", of the Notes to Consolidated Financial Statements. See Note 3, "Adoption of SFAS 133" of this Form 10-Q for required disclosure of interest rate caps that qualify as derivative instruments.

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

The Complaint and Petition to Amend the September 2, 1998 Order, in addition to requesting a prohibition on the sharing of certain employees, particularly Maine Public Service Company's General Counsel, also seeks a formal investigation of the Complaint, penalties for any violations of the Commission's rules and certain specific relief for violations of Chapter 304.

In its response, the Company strongly denied the allegations in the WPS Complaint and asked the Commission to dismiss the Complaint and for Summary Judgment in its favor.

On May 1, 2001, the Commission issued its Order in this matter, finding that some counts in the WPS Complaint should be dismissed but that others raised factual issues that could be resolved only through a more formal hearing process. The Commission declined, however, to take initial jurisdiction over the Complaint. Instead, the Commission ordered the parties to submit their dispute to the informal dispute resolution process set forth in MPS's Chapter 304 Implementation Plan. Under this Plan, the dispute must be submitted to an independent law firm which must issue its decision within 30 days. Only if the matter is not resolved to both parties' satisfaction will the Commission then take jurisdiction over the dispute.

The Commission also stated that it would open an investigation into the issue of whether MPS's General Counsel's dual role with MPS and EA "poses a threat to the operation of the competitive market in northern Maine". The Commission will, however, hold that investigation in "abeyance" until the dispute resolution process has been completed.

Form 10-Q

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE PUBLIC SERVICE COMPANY

(Registrant)

Date: May 10, 2001 By: /s/ Kurt A. Tornquist

Kurt A. Tornquist

Controller, Assistant Secretary and Assistant Treasurer