Form 10-Q
period 2001-06-30
MAINE PUBLIC SERVICE CO
filed 2001-08-10
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

The Securities Exchange Act of 1934

For Quarter Ended

June 30, 2001

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

Common Stock, $7.00 par value - 1,573,231 shares

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter and six months ended June 30, 2001, and for the corresponding period of the preceding year; a consolidated balance sheet as of June 30, 2001, and as of December 31,2000, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 2001, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at June 30, 2001 and December 31, 2000, and the results of their operations for the three and six months ended June 30, 2001 and their cash flows for the six months ended June 30, 2001, and for the corresponding period of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Operating Revenues	$8,717	$17,571	$29,803	$35,138
EA-Standard Offer Service Margin	(928)	86	55	398
Total Revenues	7,789	17,657	29,858	35,536
Operating Expenses
Energy Supply	2,107	10,342	12,834	19,632
T & D Operation & Maintenance	2,837	2,981	5,697	5,976
Depreciation	619	580	1,237	1,160
Amortization of Stranded Costs	2,498	3,161	4,672	3,965
Amortization	54	15	108	267
Taxes other than Income	345	(92)	692	254
(Benefit) Provision for Income Taxes	(519)	(152)	1,320	999
Total Operating Expenses	7,941	16,835	26,560	32,253
Operating Income (Loss)	(152)	822	3,298	3,283
Other Income (Deductions)
Equity in Income of Associated Companies	97	80	182	160
Allowance for Equity Funds Used During Construction	21	3	40	4
Provision for Income Taxes	13	(183)	(126)	(409)
Other - Net	(295)	193	(242)	710
Total	(164)	93	(146)	465
Income (Loss) Before Interest Charges	(316)	915	3,152	3,748
Interest Charges
Long-Term Debt & Notes Payable	617	794	1,291	1,810
Less Carrying Costs-Stranded Costs and Allowance for Borrowed Funds used During Construction	(250)	(229)	(495)	(303)
Total	367	565	796	1,507
Net Income (Loss) Available for Common Stock	$(683)	$350	$2,356	$2,241
Average Shares Outstanding (000's)	1,573	1,594	1,573	1,603
Basic & Diluted Earnings (Loss) Per Share	$(0.43)	$0.22	$1.50	$1.40
Dividends Declared per Common Share	$0.32	$0.30	$0.64	$0.60

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2001	December 31,
ASSETS	(Unaudited)	2000
Utility Plant
Electric Plant in Service	$78,777	$78,825
Less Accumulated Depreciation	37,384	36,290
Net Electric Plant in Service	41,393	42,535
Construction Work-in-Progress	3,312	1,468
Total	44,705	44,003
Investment in Associated Companies
Maine Yankee Atomic Power Company	3,547	3,534
Maine Electric Power Company, Inc.	439	374
Total	3,986	3,908
Net Utility Plant and Investments	48,691	47,911
Current Assets
Cash and Cash Equivalents	4,862	611
Accounts Receivable - Net	4,344	9,140
Unbilled Base Revenue	1,215	3,358
Inventory	669	465
Prepayments	913	993
Total	12,003	14,567
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	27,219	28,056
Recoverable Seabrook Costs	16,664	17,219
Regulatory Assets - SFAS 109 & 106	7,936	8,101
Deferred Fuel and Purchased Energy Costs	12,158	11,977
Regulatory Asset - Power Purchase Agreement Restructuring	7,980	8,706
Unamortized Debt Expense	3,031	3,235
Deferred Regulatory Costs, less accumulated amortization	1,174	613
Total	76,162	77,907
Other Assets
Restricted Investments	9,196	9,876
Miscellaneous	681	708
Total	9,877	10,584
Total Assets	$146,733	$150,969
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$13,071	$13,071
Paid-in Capital	41	38
Retained Earnings	34,447	33,099
Treasury Stock, at cost	(6,615)	(6,622)
Total	40,944	39,586
Long-Term Debt (less current maturities)	34,355	34,940
Current Liabilities
Long-Term Debt Due Within One Year	1,110	1,050
Notes Payable	4,800	4,900
Accounts Payable	4,147	7,987
Accounts Payable - EA Escrow	1,924	39
Dividends Declared	503	503
Customer Deposits	19	20
Interest and Taxes Accrued	716	1,073
Total	13,219	15,572
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	27,219	28,056
Deferred Income Tax	21,806	21,420
Investment Tax Credits	236	252
Deferred Gain & Related Accounts-Generating Asset Sale	5,043	7,446
Miscellaneous	3,911	3,697
Total	58,215	60,871
Total Capitalization and Liabilities	$146,733	$150,969

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2001	2000
Cash Flow From Operating Activities
Net Income	$2,356	$2,241
Adjustments to Reconcile Net Income to Net Cash Provided By (Used For) Operations
Depreciation	1,237	1,160
Amortization	681	575
Amortization of Deferred Gain from Asset Sale	(2,366)	(2,339)
Income on Tax Exempt Bonds-Restricted Funds	(169)	0
Deferred Income Taxes - Net	458	2,478
AFUDC	(55)	(6)
Rate Stabilization Plan Deferrals, Net	0	(218)
Change in Deferred Fuel & Purchased Energy	(181)	(294)
Change in Deferred Regulatory and Debt Issuance Costs	(370)	209
Change in Deferred Regulatory Liability - Transition Costs	(23)	(44)
Gain on Sale of Non-Utility Property	0	(205)
Change in Benefit Obligation	231	250
Change in Current Assets and Liabilities	4,517	(2,219)
Other	899	61
Net Cash Flow Provided By Operating Activities	7,215	1,649
Cash Flow From Financing Activities
Dividend Payments	(1,007)	(967)
Drawdown of Asset Sale Proceeds with Trustee	0	18,957
Deposit of Non-Utility Property Sale Proceeds with Trustee	0	(211)
Purchase of Common Stock	0	(448)
Premium on Retirement of Long-Term Debt	0	(2,106)
Retirements on Long-Term Debt	(525)	(15,025)
Short-Term Borrowings (Repayments), Net	(100)	1,400
Net Cash Flow Provided By (Used For) Financing Activities	(1,632)	1,600
Cash Flow From Investing Activities
Payment of Taxes on Generating Asset Sale Deferred Gain	0	(7,853)
Drawdown of Tax Exempt Bonds Proceeds	844	0
Proceeds from Sale of Non-Utility Property	0	208
Investment in Electric Plant	(2,176)	(2,004)
Net Cash Flow Used For Investing Activities	(1,332)	(9,649)
Increase (Decrease) in Cash and Cash Equivalents	4,251	(6,400)
Cash and Cash Equivalents at Beginning of Period	611	6,985
Cash and Cash Equivalents at End of Period	$4,862	$585
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	$4,796	$933
Unbilled Revenue	2,144	(824)
Inventory	(204)	(248)
Prepayments	95	(1,321)
Accounts Payable & Accrued Expenses	(2,313)	(764)
Other Current Liabilities	(1)	5
Total Change	$4,517	$(2,219)
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$1,752	$2,157
Income Taxes (Includes $7.8 million payment in February, 2000 to
Revenue Canada for 1999 asset sale taxes)	$910	$7,995

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

2. ENERGY ATLANTIC

In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing subsidiary was involved in wholesale energy transactions during 1999 and the first two months of 2000, and began selling to retail customers on March 1, 2000, the commencement of retail competition in the State of Maine. EA's net loss for the second quarter of 2001 was $858,000 compared to net income of $26,000 for the second quarter of last year. The decrease primarily reflects a $1.08 million charge associated with the Engage settlement, described below..

Energy Atlantic provides standard offer service (SOS) and competitive energy supply (CES) to retail customers, both of which utilize power provided via a Wholesale Power Sales Agreement with Engage Energy America, LLC, (Engage). Revenues are received and expenses are paid directly by an escrow agent pursuant to instruction from Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and small non-residential customers in the Central Maine Power (CMP) service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. Under the original SOS terms, EA had furnished a performance bond of approximately $33,000,000 issued by Frontier Insurance Company. The utility (in this case CMP) bears the SOS account collection risk, as it is required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship.

EA records the accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity currently consists of residential and small non-residential customers in Maine. For CES sales, EA negotiates the price directly with the customer, maintains customer service responsibility and has collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

On December 5, 2000, the Federal Energy Regulatory Commission (FERC) issued an order requiring an increase in the Installed Capacity (ICAP) Deficiency Charge in the New England market from $0.17 to $8.75 per kw/month. Engage sent EA a letter giving notice that it was invoking certain contract renegotiation rights and setting forth its position that an increase of this magnitude would give it grounds to cancel its contract with EA. EA responded by stating its view that the contract requires Engage to sustain the market risks of increases in the cost of supplying power and that the notice was in breach of the contract. Without agreeing with EA's position, Engage withdrew its notice letter. Subsequently, Engage alleged that EA previously breached the contract in certain respects. EA denied these allegations.

On May 24, 2001, the Maine Public Utilities Commission (MPUC) issued an Order authorizing a comprehensive settlement of the dispute between EA and Engage. In connection with the MPUC Order, EA, Engage, CMP, and other parties entered into a comprehensive settlement which includes the following:

(i) Engage will continue to supply EA with all energy required to perform outstanding retail contracts and the SOS commitments.

(ii) Engage and EA released one another from liabilities arising on or before May 24, 2001, with limited exceptions.

(iii) EA is no longer required to purchase power exclusively from Engage.

(iv) Before its expiration on February 28, 2002, the Wholesale Agreement cannot be terminated by EA or Engage except upon the willful and material misconduct of the other party.

(v) The order waives the requirement that EA provide a performance bond. Frontier Insurance Company (Frontier) was released from liability under its bond and Frontier released EA and the Company from any and all claims for indemnification, subrogation or contribution under the bond and associated indemnification agreement.

(vi) Westcoast Energy, Inc. (Engage's current parent company) has provided a $33 million guarantee of Engage's performance, and Coastal Corporation (a former affiliate of Engage) was released from its prior guarantee of Engage's performance.

(vii) Engage will receive $8 million over the remaining term of the Wholesale Power Agreement consisting of the following: $1 million received from Frontier; a $4.5 million offset from amounts Engage was otherwise obligated to pay to CMP for entitlements; a total of $1.0 million of payments from EA in monthly increments through March, 2002; and a $1.5 million payment from EA in April, 2002. Under the Order, CMP will be allowed to recover the $4.5 million from ratepayers instead of from Engage.

In connection with this settlement, EA has recognized a charge against second quarter 2001 earnings (after-tax) of approximately $1.08 million, or $.69 per share of the Company. With the elimination of the requirement to purchase power exclusively from Engage, EA is currently seeking other sources of supply. The Company cannot predict the outcome of this effort.

The decrease in earnings is primarily due to the settlement discussed above.

Three Months Ended

(Dollars in Thousands)

		6/30/01			6/30/00
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$2,259	$6,458	$8,717	$10,582	$6,989	$17,571
EA Standard Offer Service Margin	(928)	-	(928)	86	-	86
Total Revenues	1,331	6,458	7,789	10,668	6,989	17,657
Operations & Maintenance Expense	2,523	5,592	8,115	10,682	6,397	17,079
Taxes	(561)	387	(174)	19	(263)	(244)
Total Operating Expenses	1,962	5,979	7,941	10,701	6,134	16,835
Operating Income (Loss)	(631)	479	(152)	(33)	855	822
Other Income & Deductions	(224)	60	(164)	80	13	93
Income (Loss) Before Interest Charges	(855)	539	(316)	47	868	915
Interest Charges	3	364	367	21	544	565
Net Income (Loss)	$(858)	$175	$(683)	$26	$324	$350

Six Months Ended

(Dollars in Thousands)

		6/30/01			6/30/00
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$13,482	$16,321	$29,803	$13,018	$22,120	$35,138
EA Standard Offer Service Margin	55	-	55	398	-	398
Total Revenues	13,537	16,321	29,858	13,416	22,120	35,536
Operations & Maintenance Expense	13,551	10,997	24,548	13,291	17,709	31,000
Taxes	(71)	2,083	2,012	68	1,185	1,253
Total Operating Expenses	13,480	13,080	26,560	13,359	18,894	32,253
Operating Income	57	3,241	3,298	57	3,226	3,283
Other Income & Deductions	(171)	25	(146)	81	384	465
Income (Loss) Before Interest Charges	(114)	3,266	3,152	138	3,610	3,748
Interest Charges	3	793	796	38	1,469	1,507
Net Income (Loss)	$(117)	$2,473	$2,356	$100	$2,141	$2,241
Total Assets	$5,078	$141,655	$146,733	$3,145	$137,822	$140,967

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

At June 30, 2001, $76.2 million of regulatory assets remained on the Company's books. These regulatory assets are being amortized over various periods, up to 15 years, in accordance with the MPUC approved Phase II filing on stranded cost recovery. The major components include the remaining investment in Seabrook, the recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. As approved by the MPUC, a portion of the amortization of these regulatory assets is offset by the recognition of the deferred gain from the sale of the generating assets. As of June 30, 2001, $5.0 million of deferred gain remains to be utilized.

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

On July 12, 2001, the Company filed testimony in Docket No. 2001-240 to respond to a Commission Notice of Investigation. With this filing, the Company proposes among other things, to maintain the same level of revenue requirements as determined in Docket 98-577.

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

	(Dollars in Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Current income taxes	$(692)	$(1,858)	$973	$(1,188)
Deferred income tax	168	1,898	489	2,614
Investment credits	(8)	(9)	(16)	(18)
Total income taxes	$(532)	$31	$1,446	$1,408
Allocated to:
Operating Income	$(519)	$(152)	$1,320	$999
Other income	(13)	183	126	409
Total	$(532)	$31	$1,446	$1,408

For the six months ended June 30, 2001 and 2000, the effective income tax rates were 38.0% and 38.6%, respectively. The principal reasons for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary and flow through items, principally Seabrook amortization, required by regulation and state income taxes. Current income taxes recorded on the Company's deferred gain from the generating asset sale in 1999 are offset by corresponding deferred income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of June 30, 2001 and December 31, 2000.

	(Dollars in Thousands)
	June 30,	December 31,
	2001	2000
Seabrook	$9,418	$9,511
Property	6,345	6,516
Regulatory expenses	21	(13)
Deferred fuel	4,352	4,472
Generating asset sale	(1,592)	(2,551)
W-S up-front payment	3,184	3,473
Pension and post-retirement benefits	(251)	(175)
Other	329	187
Net accumulated deferred income taxes	$21,806	$21,420

5. MAINE YANKEE

The Company owns 5% of the Common Stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant. The Plant had experienced a number of operational and regulatory problems and did not operate after December 6, 1996. The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it. The Plant's operating license from the Nuclear Regulatory Commission (NRC) was due to expire on October 21, 2008.

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

From April, 1999 until February, 2000, the Company amortized an additional $150,000 per month as part of a stipulation described in Note 3 above. On March 1, 2001, the Company began amortizing $75,000 per month of the Maine Yankee replacement power cost balance and other deferred fuel. As of June 30, 2001, the total deferred fuel is $12.1 million.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998, June, 1999, September 2000, and again in February, 2001 Maine Yankee updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of June 30, 2001, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $27.2 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement.

The MPUC, on January 27, 2000, approved a Stipulation providing for the recovery of stranded investment, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement costs, and the remaining Maine Yankee investment.

On May 4, 2000, Maine Yankee notified its decommissioning operations contractor, Stone & Webster Engineering Corporation (Stone & Webster), which was experiencing liquidity problems, that it was terminating its decommissioning operations contract pursuant to the terms of the contract. Since then, Stone & Webster has been disputing Maine Yankee's grounds for terminating the contract.

On June 2, 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. On July 14, 2000, pursuant to a Bankruptcy Court Order , Stone & Webster sold substantially all of its assets to The Shaw Group, Inc., (Shaw), for cash, stock, and the assumption of certain liabilities of Stone & Webster. Stone & Webster reported that it would continue to operate as a Debtor-in-Possession subject to the supervision and orders of the Bankruptcy Court.

Commencing in May, 2000, Maine Yankee entered into interim agreements with Stone & Webster in order to allow decommissioning work to continue and avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. After obtaining assignments of several subcontracts from Stone & Webster, Maine Yankee at least temporarily assumed the general contractor role. Decommissioning of the Plant site continued with major emphasis directed to maintaining the schedule on critical-path projects such as construction of the ISFSI and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility. During this period Maine Yankee performed a comprehensive assessment of its long-term alternatives for safely and efficiently completing the decommissioning, which included the solicitation and evaluation of detailed competitive-bid proposals from prospective successor general contractors. On January 26, 2001, Maine Yankee announced its decision to reject the proposals and continue to manage the decommissioning project itself without an external general contractor.

On June 30, 2000, Federal Insurance Company (Federal), which provided performance and payment bonds in the amount of $37.6 million each in connection with the decommissioning operations contract, filed a Complaint for Declaratory Judgement against Maine Yankee in the United States Bankruptcy Court for the District of Delaware, which was subsequently transferred to the United States District Court in Maine. The Complaint alleges that Maine Yankee improperly terminated the decommissioning operations contract with

Stone & Webster and had failed to give proper notice of the termination to Federal under the contract, and that Federal, therefore had no further obligations under the bonds.

On August 24, 2000, Maine Yankee also filed a $78.2 million proof of claim in the Stone & Webster Bankruptcy Court proceeding in Delaware seeking to recover its additional costs caused by Stone & Webster's contract default. However, any recovery by Maine Yankee from Federal in the District Court proceeding in Maine would reduce Maine Yankee's claim as a general creditor in the Bankruptcy Court proceeding. Trials in both proceedings are currently scheduled for later this year. On July 26, 2001, in a Memorandum Decision regarding defenses raised by Stone & Webster in the Bankruptcy Court proceeding, the presiding judge found, among other matters, that Maine Yankee had properly terminated the Stone & Webster contract based on Stone & Webster's insolvency and has a right to recovery for proven damages as a result of the termination. The amount of such recovery, if any, will be determined later in the proceeding. Maine Yankee believes that its termination of the Stone & Webster contract was proper, but cannot predict the outcome of either court proceeding.

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

The components of the deferred gain are as follows:

(Dollars in Millions)
Gross proceeds	$37.5
Settlement adjustment	(.1)
Net proceeds	37.4
Net book value	(11.5)
Excess taxes on sale of Canadian assets	(3.4)
Transition costs, net	(1.9)
Other	.7
Available deferred gain	21.3
Utilization of available value per MPUC orders	(16.4)
Remaining deferred gain, net of tax*	$4.9

*The $4.9 million deferred gain above is the $5.0 million "Deferred Gain and Related Accounts-Generating Asset Sale" as of June 30, 2001 reduced by the remaining deferral of transition costs allowed by the MPUC.

The sale of the Company's generating assets in 1999 significantly impacted long-term debt. Proceeds from the sale and the partial liquidation of ME & NB were deposited with the first mortgage trustee and subsequently withdrawn to redeem the remaining $2.5 million of 9.6% second mortgage bonds and $1.4 million of the variable rate 1996 Public Utility Refunding Revenue Bonds. On June 14, 2000, the Company redeemed the 9.775% first mortgage bonds in the amount of $15.0 million and paid a related premium on the retirement of $2.1 million. In all, the Company has reduced long-term debt by $18.9 million using generating asset sale proceeds consistent with past treatment, the Company has deferred premiums on the early redemption of debt issues and will amortize the balance over the remaining life of the original debt issues. With the sale of the Company's generating assets in June, 1999, the Company purchased energy from the new owners, PDI, under an agreement that expired February 29, 2000, and these purchases are classified as purchased energy .

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

On July 19, 2001, the MPUC approved a settlement between Central Maine Power and other owners of Wyman Unit No. 4, including the Company, regarding certain property rights. As a result of the settlement, the Company expects to receive approximately $1 million (before tax) in August, 2001, which will increase the deferred gain and further reduce stranded costs.

7. WPS COMPLAINT

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

On May 1, 2001, the Commission issued its Order in this matter, finding that some counts in the WPS Complaint should be dismissed but that others raised factual issues that could be resolved only through a more formal hearing process. The Commission declined, however, to take initial jurisdiction over the Complaint. Instead the Commission ordered the parties to submit their dispute to the informal dispute resolution process set forth in MPS's Chapter 304 Implementation Plan. Under this Plan, the dispute must be submitted to an independent law firm which must issue its decision within 30 days. Only if the matter is not resolved to both parties' satisfaction will the Commission then take jurisdiction over the dispute. The Commission also stated that it would open an investigation into the issue of whether MPS's General Counsel's dual role with MPS and EA is inherently problematic and the standards that should govern any MPS employees who also provide services to EA. A schedule for this investigation has not yet been announced.

The parties submitted the dispute to an independent arbitrator who issued his proposed findings on June 29, 2001. The arbitrator found that MPS did not violate any provisions of Chapter 304, except for the Company's unintentional failure to identify WPS as a Standard Offer Service provider on its March and April 2000 bills to customers. The arbitrator recommended that MPS refund WPS its billing fees for these two months, approximately $18,000. On July 5, the Company and WPS informed the Commission of their acceptance of the arbitrator's findings. As a result, the Commission, in the July 13, 2001 Order, state that it would not be necessary for it to further address the allegations in the WPD complaint, even though it would continue its investigation into the sharing of employee services.

8. ADOPTION OF SFAS NO. 133

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

The Company has adopted a policy under regulatory accounting that requires any gain on the sale of these regulatory assets to be recorded as regulatory liabilities and returned to rate payers. The issuers of the caps related to the Company's FAME and MPUFB debt have declared their fair values as of June 30, 2001 to be $142,000. The corresponding unamortized regulatory assets as of June 30, 2001 are $155,000.

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

Results of Operations

Earnings per share and the net income available for common stock for the three months ended June 30, 2001 along with the corresponding information for the previous year are as follows:

	Three Months Ended
	June 30,
	2001	2000
Earnings (loss) per share	$( .43)	$.22
Net income (loss) in thousands	$(683)	$350

For the second quarter of 2001 compared to the same quarter last year, the decrease in consolidated earnings per share (EPS) of $.65 is attributable to the following:

Change in EPS - Second Quarter of 2001

Compared to Second Quarter of 2000

EPS Increase (Decrease)
Decrease in Energy Atlantic net income:
Settlement Charges	$(.69)
Operations	.13
Total Energy Atlantic	(.56)
Net change from decreases in retail revenues and power procurement expenses according to rate stipulation due to deregulation beginning March 1, 2000	(.16)
Decrease in amortization of stranded costs	.24
Reduction in net interest costs	.04
Increase in taxes other than income due to property tax refund in 2000	(.16)
Decrease in other operation and maintenance expenses	.06
Other	(.11)
Total	$(.65)

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Consolidated operating revenues for the quarters ended June 30, 2001 and 2000, are as follows:

	2001		2000
(Dollars in Thousands)	$	MWH	$	MWH
Maine Public Service (MPS)
- Retail	6,153	123,445	6,209	128,083
- Other Revenues	305	-	780	-
Energy Atlantic, LLC (EA)
- Competitive Energy Supply	2,259	48,076	10,582	233,912
- Other Revenues	-		-	-
- Standard Offer Margin	(928)	809,165	86	767,351
Totals	7,789	980,686	17,657	1,129,346

MPS retail sales decreased by 3.6% (4,638 MWH), reflecting decreases in sales to large commercial customers of 12.3%, principally the lumber and wood products customers, impacted by the slowdown in the national economy. These were offset by an increase in sales to medium commercial customers of 7.4%.

The Company's wholly-owned marketing subsidiary, Energy Atlantic, LLC's (EA) Competitive Energy Supply revenues decreased by $8,323,000 due to the termination of two large industrial contracts in February and March. The Standard Offer Service margin decreased $1,014,000, as a result of the recognition of the settlement charges with Engage of $1.8 million before income taxes. The Standard Offer MWH's, which increased by 41,814 MWH's, reflect normal operations, with revenues and expenses recognized on a net basis. See discussion below in "Energy Atlantic Operations".

For the quarters ended June 30, 2001 and 2000, total operating expenses were $7,941,000 and $16,835,000, respectively. The changes in operating expenses and energy sources are as follows:

	Increase/(Decrease)
(Dollars in Thousands)	$	MWH
MPS Purchases	(85)	-
EA Purchases
- Competitive Energy Supply	(8,150)	(185,836)
- Standard Offer Service (costs reported in the Standard Offer Margin, above)	-	41,814
Total Energy Supply	(8,235)	(144,022)
Operation & Maintenance Expenses	(144)
Depreciation	39
Amortization	39
Amortization of Stranded Costs	(663)
Income Taxes	(367)
Taxes Other than Income	437
Total	(8,894)	(144,022)

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

With the start of retail competition on March 1, 2000, the Company provides transmission and distribution (T&D or delivery) services and no longer purchases or generates energy supply for its customers. CES purchases by EA decreased by 185,836 MWH, $8,150,000, as two large industrial contracts expired in February and March. MPS continues to purchase power from Wheelabrator-Sherman (W-S) under an agreement that expires in 2006, at prices above current market conditions. Beginning on March 1, 2000, as a result of competitive bidding, the output from W-S is sold to the successful bidder, and the above-market amount, $2,006,000 for the second quarter of 2001, is included in stranded cost amortization rather than energy supply. The decrease in amortization of stranded costs of $663,000 reflects a decrease in net W-S costs of $1,472,000, offset by a transmission revenue adjustment to the asset sale gain recognition. Stranded costs include the W-S above-market costs discussed above, less amortization of the deferred gain from the 1999 sale of the Company's generating assets, in accordance with a Stipulation approved by the MPUC. T&D operation and maintenance expenses decreased by $144,000, reflecting decreases in medical, pension, regulatory and other administrative expenses, offset by an increase in legal expenses.

Energy Atlantic Operations

In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing subsidiary was involved in wholesale energy transactions during 1999 and the first two months of 2000, and began selling to retail customers on March 1, 2000, the commencement of retail competition in the State of Maine. EA's net loss for the second quarter of 2001 was $858,000 compared to net income of $26,000 for the second quarter of last year. The decrease primarily reflects a $1.08 million charge associated with the Engage settlement, described below.

Energy Atlantic provides standard offer service (SOS) and competitive energy supply (CES) to retail customers, both of which utilize power provided via a Wholesale Power Sales Agreement with Engage Energy America, LLC (Engage). Revenues are received and expenses are paid directly by an escrow agent pursuant to instruction from Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and small non-residential customers in the Central Maine Power (CMP) service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. Under the original SOS terms, EA had furnished a performance bond of approximately $33,000,000 issued by Frontier Insurance Company. The utility (in this case CMP) bears the SOS account collection risk, as it is required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship.

EA records the accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity currently consists of residential and small non-residential customers in Maine. For CES sales, EA negotiates the price directly with the customer, maintains customer service responsibility and has collection risk. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

On December 5, 2000, the Federal Energy Regulatory Commission (FERC) issued an order requiring an increase in the Installed Capacity (ICAP) Deficiency Charge in the New England market from $0.17 to $8.75 per kw/month. Engage sent EA a letter giving notice that it was invoking certain contract renegotiation rights and setting forth its position that an increase of this magnitude would give it grounds to cancel its contract with EA. EA responded by stating its view that the contract requires Engage to sustain the market risks of increases in the cost of supplying power and that the notice was in breach of the contract. Without agreeing with EA's position, Engage withdrew its notice letter. Subsequently, Engage alleged that EA previously breached the contract in certain respects. EA denied these allegations.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

On May 24, 2001, the Maine Public Utilities Commission (MPUC) issued an Order authorizing a comprehensive settlement of the dispute between EA and Engage. In connection with the MPUC Order, EA, Engage, CMP, and other parties entered into a comprehensive settlement which includes the following:

(i) Engage will continue to supply EA with all energy required to perform outstanding retail contracts and the SOS commitments.

(ii) Engage and EA released one another from liabilities arising on or before May 24, 2001, with limited exceptions.

(iii) EA is no longer required to purchase power exclusively from Engage.

(iv) Before its expiration on February 28, 2002, the Wholesale Agreement cannot be terminated by EA or Engage except upon the willful and material misconduct of the other party.

(v) The order waives the requirement that EA provide a performance bond. Frontier Insurance Company (Frontier) was released from liability under its bond and Frontier released EA and the Company from any and all claims for indemnification, subrogation or contribution under the bond and associated indemnification agreement.

(vi) Westcoast Energy, Inc. (Engage's current parent company) has provided CMP a $33 million guarantee of Engage's performance, and Coastal Corporation (a former affiliate of Engage) was released from its prior guarantee of Engage's performance.

(vii) Engage will receive $8 million over the remaining term of the Wholesale Power Agreement consisting of the following: $1 million received from Frontier; a $4.5 million offset from amounts Engage was otherwise obligated to pay to CMP for entitlements; a total of $1.0 million of payments from EA in monthly increments through March, 2002; and a $1.5 million payment from EA in April, 2002. Under the Order, CMP will be allowed to recover the $4.5 million from ratepayers instead of from Engage.

In connection with this settlement, EA has recognized a charge against second quarter 2001 earnings (after-tax) of approximately $1.08 million, or $.69 per share of the Company. With the elimination of the requirement to purchase power exclusively from Engage, EA is currently seeking other sources of supply. The Company cannot predict the outcome of this effort.

Liquidity

Net cash flows from operating activities were $7,215,000 for the first six months of 2001. For the period, the Company paid $1,007,000 in dividends and drew down $844,000 from the trustee of the tax-exempt revenue bond proceeds based on qualifying property. The Company also paid scheduled sinking fund payments of $525,000 on long-term debt and decreased short-term borrowings by $100,000. For the period, the Company invested $2,176,000 in electric plant.

Net cash flows from operating activities were $1,649,000 for the first six months of 2000. For the period, the Company paid $967,000 in dividends, deposited $211,000 of proceeds from the sale of land into the trustee account and drew down $18,957,000 of the asset sale proceeds from the trustee. The proceeds were used to pay down long-term debt by $15,000,000, along with a scheduled paydown of $25,000, and to pay the $2,106,000 premium on the early retirement of long-term debt. The Company also repurchased

25,000 shares of common stock for $448,000 in order to manage its capital structure to limit common equity to 51%, and increased short-term borrowings by $1,400,000. For the period, the Company invested $2,004,000 in electric plant, paid $7,853,000 in Canadian income taxes on the generating asset sale, and received proceeds of $208,000 from the sale of land.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with three variable rate debt issues of the regulated business as of June 30, 2001 for purposes other than trading. These issues are discussed in detail in the Company's 2000 Annual Report, which is Exhibit 13 of the Company's 2000 Form 10-K. The discussion occurs in Note 9, "Long-Term Debt", of the Notes to Consolidated Financial Statements. See Note 3, "Adoption of SFAS 133" of this Form 10-Q for required disclosure of interest rate caps that qualify as derivative instruments.

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

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (Continued)

On May 1, 2001, the Commission issued its Order in this matter, finding that some counts in the WPS Complaint should be dismissed but that others raised factual issues that could be resolved only through a more formal hearing process. The Commission declined, however, to take initial jurisdiction over the Complaint. Instead, the Commission ordered the parties to submit their dispute to the informal dispute resolution process set forth in MPS's Chapter 304 Implementation Plan. Under this Plan, the dispute must be submitted to an independent law firm which must issue its decision within 30 days. Only if the matter is not resolved to both parties' satisfaction would the

Commission then take jurisdiction over the dispute. The Commission also stated that it would open an investigation into the issues of whether MPS's General Counsel's dual role with MPS and EA is inherently problematic and the standards that should govern any MPS employees who also provide services to EA. A schedule for this investigation has not yet been announced.

The parties submitted the dispute to an independent arbitrator who issued his proposed findings on June 29, 2001. The arbitrator found that MPS did not violate any provisions of Chapter 304, except for the Company's unintentional failure to identify WPS as a Standard Offer Service provider on its March and April 2000 bills to customers. The arbitrator recommended that MPS refund to WPS its billing fees for these two months, approximately $18,000. On July 5, the Company and WPS informed the Commission of their acceptance of the arbitrator's findings. As a result, the Commission, in a July 13, 2001 Order, stated that it would not be necessary for it to further address the allegations in the WPS complaint, even though it would continue its investigation into the sharing of employee services.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

A Form 8-K was filed on May 24, 2001, under Item 5, Other Events.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE PUBLIC SERVICE COMPANY

(Registrant)

Date: August 10, 2001 By: /s/ Kurt A. Tornquist

Kurt A. Tornquist

Controller, Assistant Secretary and Assistant Treasurer