Form 10-Q
period 2001-09-30
MAINE PUBLIC SERVICE CO
filed 2001-11-09
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

The Securities Exchange Act of 1934

For Quarter Ended

September 30, 2001

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

Common Stock, $7.00 par value - 1,573,374 shares

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated income for the quarter and nine months ended September 30, 2001, and for the corresponding period of the preceding year; a consolidated balance sheet as of September 30, 2001, and as of December 31, 2000, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 2001, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at September 30, 2001 and December 31, 2000, and the results of their operations for the three and nine months ended September 30, 2001 and their cash flows for the nine months ended September 30, 2001, and for the corresponding period of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Operating Revenues	$8,157	$17,912	$37,960	$53,050
EA-Standard Offer Service Margin	891	1,218	946	1,616
Total Revenues	9,048	19,130	38,906	54,666
Operating Expenses
Energy Supply	1,501	11,084	14,335	30,716
T & D Operation & Maintenance	2,980	2,982	8,677	8,958
Depreciation	620	581	1,857	1,741
Amortization of Stranded Costs	2,380	2,459	7,052	6,424
Amortization	54	15	162	282
Taxes other than Income	316	306	1,008	560
(Benefit) Provision for Income Taxes	126	530	1,446	1,529
Total Operating Expenses	7,977	17,957	34,537	50,210
Operating Income	1,071	1,173	4,369	4,456
Other Income (Deductions)
Equity in Income of Associated Companies	60	87	242	247
Allowance for Equity Funds Used During Construction	22	14	62	18
Provision for Income Taxes	(167)	(115)	(293)	(524)
Other - Net	16	74	(226)	784
Total	(69)	60	(215)	525
Income (Loss) Before Interest Charges	1,002	1,233	4,154	4,981
Interest Charges
Long-Term Debt & Notes Payable	549	642	1,840	2,452
Less Carrying Costs-Stranded Costs and Allowance for Borrowed Funds used During Construction	(250)	(238)	(745)	(541)
Total	299	404	1,095	1,911
Net Income Available for Common Stock	$703	$829	$3,059	$3,070
Average Shares Outstanding (000's)	1,573	1,573	1,573	1,593
Basic & Diluted Earnings Per Share of Common Stock	$0.44	$0.53	$1.94	$1.93
Dividends Declared per Common Share	$0.35	$0.32	$0.99	$0.92

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
	September 30, 2001	December 31, 2000
ASSETS	(Unaudited)
Utility Plant
Electric Plant in Service	$78,345	$78,825
Less Accumulated Depreciation	37,415	36,290
Net Electric Plant in Service	40,930	42,535
Construction Work-in-Progress	4,350	1,468
Total	45,280	44,003
Investment in Associated Companies
Maine Yankee Atomic Power Company	3,102	3,534
Maine Electric Power Company, Inc.	443	374
Total	3,545	3,908
Net Utility Plant and Investments	48,825	47,911
Current Assets
Cash and Cash Equivalents	6,389	611
Accounts Receivable - Net	5,398	9,140
Unbilled Base Revenue	732	3,358
Inventory	605	465
Prepayments	1,037	993
Total	14,161	14,567
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	26,442	28,056
Recoverable Seabrook Costs	16,386	17,219
Regulatory Assets - SFAS 109 & 106	7,906	8,101
Deferred Fuel and Purchased Energy Costs	12,188	11,977
Regulatory Asset - Power Purchase Agreement Restructuring	7,617	8,706
Unamortized Debt Expense	2,901	3,235
Deferred Regulatory Costs, less accumulated amortization	1,164	613
Total	74,604	77,907
Other Assets
Restricted Investments	8,582	9,876
Miscellaneous	662	708
Total	9,244	10,584
Total Assets	$146,834	$150,969
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$13,071	$13,071
Paid-in Capital	42	38
Retained Earnings	34,599	33,099
Treasury Stock, at cost	(6,612)	(6,622)
Total	41,100	39,586
Long-Term Debt (less current maturities)	34,355	34,940
Current Liabilities
Long-Term Debt Due Within One Year	1,110	1,050
Notes Payable	4,000	4,900
Accounts Payable	6,071	7,987
Accounts Payable - EA Escrow	1,979	39
Dividends Declared	551	503
Customer Deposits	17	20
Interest and Taxes Accrued	583	1,073
Total	14,311	15,572
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	26,442	28,056
Deferred Income Tax	21,525	21,420
Investment Tax Credits	228	252
Deferred Gain & Related Accounts-Generating Asset Sale	4,799	7,446
Miscellaneous	4,074	3,697
Total	57,068	60,871
Total Capitalization and Liabilities	$146,834	$150,969

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(Unaudited)

(Dollars in Thousands)
	Nine Months Ended
	September 30,
	2001	2000
Cash Flow From Operating Activities
Net Income	$3,059	$3,070
Adjustments to Reconcile Net Income to Net Cash Provided By Operations
Depreciation	1,857	1,741
Amortization	1,022	877
Amortization of Deferred Gain from Asset Sale	(3,659)	(4,158)
Amortization of W/S Up-front Payment	1,088	0
Income on Tax Exempt Bonds-Restricted Funds	(211)	0
Deferred Income Taxes - Net	168	3,656
AFUDC	(85)	(27)
Rate Stabilization Plan Deferrals, Net	0	(218)
Change in Deferred Fuel & Purchased Energy	(211)	(525)
Change in Deferred Regulatory and Debt Issuance Costs	(227)	293
Change in Deferred Regulatory Liability - Transition Costs	(29)	(103)
Gain on Sale of Non-Utility Property	0	(205)
Change in Benefit Obligation	361	(3)
Change in Current Assets and Liabilities	5,732	(4,096)
Other	785	243
Net Cash Flow Provided By Operating Activities	9,650	545
Cash Flow From Financing Activities
Dividend Payments	(1,510)	(1,445)
Drawdown of Asset Sale Proceeds with Trustee	0	18,957
Deposit of Non-Utility Property Sale Proceeds with Trustee	0	(211)
Purchase of Common Stock	0	(922)
Premium on Retirement of Long-Term Debt	0	(2,105)
Retirements on Long-Term Debt	(525)	(15,025)
Short-Term Borrowings (Repayments), Net	(900)	5,300
Net Cash Flow Provided By (Used For) Financing Activities	(2,935)	4,549
Cash Flow From Investing Activities
Payment of Taxes on Generating Asset Sale Deferred Gain	0	(7,853)
Drawdown of Tax Exempt Bonds Proceeds	1,498	0
Proceeds from Property Settlement	1,050	0
Proceeds from Sale of Non-Utility Property	0	208
Investment in Electric Plant	(3,485)	(3,639)
Net Cash Flow Used For Investing Activities	(937)	(11,284)
Increase (Decrease) in Cash and Cash Equivalents	5,778	(6,190)
Cash and Cash Equivalents at Beginning of Period	611	6,985
Cash and Cash Equivalents at End of Period	$6,389	$795
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	$3,742	($896)
Unbilled Revenue	2,626	(1,187)
Inventory	(139)	(190)
Prepayments	(34)	(2,362)
Accounts Payable & Accrued Expenses	(461)	535
Other Current Liabilities	(2)	4
Total Change	$5,732	($4,096)
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$2,191	$2,810
Income Taxes (Includes $7.8 million payment in February, 2000 to	$1,270	$7,883
Revenue Canada for 1999 asset sale taxes)

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

2. ENERGY ATLANTIC

In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing subsidiary was involved in wholesale energy transactions during 1999 and the first two months of 2000, and began selling to retail customers on March 1, 2000, the commencement of retail competition in the State of Maine. EA's net income for the third quarter of 2001 was $411,000 compared to $742,000 for the third quarter of last year. The decrease primarily reflects the expiration of several large competitive retail contracts in Central Maine Power's (CMP) service territory, as well as the expiration of most medium non-residential service in the Company's service territory.

Energy Atlantic provides standard offer service (SOS) and competitive energy supply (CES) to retail customers, both of which utilize power provided via a Wholesale Power Sales Agreement with Engage Energy America, LLC, (Engage). Revenues are received and expenses are paid directly by an escrow agent pursuant to instruction from Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and small non-residential customers in CMP's service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. Under the original SOS terms, EA had furnished a performance bond of approximately $33,000,000 issued by Frontier Insurance Company. The utility (in this case CMP) bears the SOS account collection risk, as it is required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship.

EA records the accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity currently consists of industrial and commercial customers in Maine. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

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

On May 24, 2001, the Maine Public Utilities Commission (MPUC) issued an Order authorizing a comprehensive settlement of the dispute between EA and Engage. In connection with the MPUC Order, EA, Engage, CMP, and other parties entered into a comprehensive settlement that includes the following:

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

In connection with this settlement, EA recognized a charge against second quarter 2001 earnings (after-tax) of approximately $1.08 million, or $.69 per share.

In September, 2001 after examining competitive bids, including EA's, the MPUC awarded the SOS contract for residential and small commercial customers in CMP's territory to a different marketer effective when the current contract with EA expires February 28, 2002. With the elimination of the requirement to purchase power exclusively from Engage, EA began seeking other sources of supply in June, 2001. Although unsuccessful in its bid for the SOS in CMP's territory, EA was able to negotiate a competitive arrangement with a New England Supplier for purposes of its bid. In July 2001, EA began purchasing power from ISO-New England for CES sales to a paper company in Central Maine. EA also began purchasing from NB Power in late September, 2001 to begin serving commercial customers in the Company's service territory. In November, 2001, the MPUC staff has recommended that EA be awarded 40% of the output of the Wheelabrator-Sherman energy facility for two years, beginning March 1, 2002. The MPUC is expected to approve this award. This award amounts to approximately 55,000 MWH's annually and will be used to support additional CES sales in the Company's service territory. The NB Power and Wheelabrator-Sherman supply is only available for sales in the Company's service territory. EA is actively seeking a wholesale supplier in order to begin marketing for sales in Southern and Central Maine.

The Company operates in two segments, with Maine Public Service Company (MPS) providing regulated transmission and distribution services and EA performing power marketing activity as described above. The segments' activity for the three and nine months ended September 30, 2001 and 2000 is summarized in the tables below.

Three Months Ended

(Dollars in Thousands)
		9/30/01			9/30/00
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$1,600	$6,557	$8,157	$11,422	$6,490	$17,912
EA Standard Offer Service Margin	891	-	891	1,218	-	1,218
Total Revenues	2,491	6,557	9,048	12,640	6,490	19,130
Operations & Maintenance Expense	1,850	5,685	7,535	11,503	5,618	17,121
Taxes	265	177	442	495	341	836
Total Operating Expenses	2,115	5,862	7,977	11,998	5,959	17,957
Operating Income	376	695	1,071	642	531	1,173
Other Income & Deductions	38	(107)	(69)	127	(67)	60
Income Before Interest Charges	414	588	1,002	769	464	1,233
Interest Charges	3	296	299	27	377	404
Net Income	$411	$292	$703	$742	$87	$829

Nine Months Ended

(Dollars in Thousands)

		9/30/01			9/30/00
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$15,082	$22,878	$37,960	$24,440	$28,610	$53,050
EA Standard Offer Service Margin	946	-	946	1,616	-	1,616
Total Revenues	16,028	22,878	38,906	26,056	28,610	54,666
Operations & Maintenance Expense	15,401	16,682	32,083	24,794	23,327	48,121
Taxes	194	2,260	2,454	563	1,526	2,089
Total Operating Expenses	15,595	18,942	34,537	25,357	24,853	50,210
Operating Income	433	3,936	4,369	699	3,757	4,456
Other Income & Deductions	(133)	(82)	(215)	208	317	525
Income Before Interest Charges	300	3,854	4,154	907	4,074	4,981
Interest Charges	6	1,089	1,095	65	1,846	1,911
Net Income	$294	$2,765	$3,059	$842	$2,228	$3,070
Total Assets	$5,431	$141,403	$146,834	$5,628	$137,746	$143,374

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

At September 30, 2001, $74.6 million of regulatory assets remained on the Company's books. These regulatory assets are being amortized over various periods, up to 15 years, in accordance with the MPUC approved Phase II filing on stranded cost recovery. The major components include the remaining investment in Seabrook, the recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. As approved by the MPUC, a portion of the amortization of these regulatory assets is offset by the recognition of the deferred gain from the sale of the generating assets. As of September 30, 2001, $4.8 million of deferred gain remains to be utilized.

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

4. INCOME TAXES

A summary of Federal and State income taxes charged to income is presented below. For accounting and ratemaking purposes, income tax provisions included in "Operating Expenses" reflect taxes applicable to revenues and expenses allowable for rate making purposes, with the exception of Energy Atlantic activity, which is above the line and not allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as "Other Income (Deductions)". The income taxes on stranded cost carrying charges are allocated to "Other Income (Deductions)".

	(Dollars in Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Current income taxes	$582	$(555)	$1,555	$(1,743)
Deferred income tax	(281)	1,209	208	3,823
Investment credits	(8)	(9)	(24)	(27)
Total income taxes	$293	$645	$1,739	$2,053
Allocated to:
Operating Income	$126	$530	1,446	$1,529
Other income	167	115	293	524
Total	$293	$645	$1,739	$2,053

For the nine months ended September 30, 2001 and 2000, the effective income tax rates were 36.2% and 40.1%, respectively. The principal reasons for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary and flow through items, principally Seabrook amortization, required by regulation and state income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of September 30, 2001 and December 31, 2000.

	(Dollars in Thousands)
	September 30,	December 31,
	2001	2000
Seabrook	$9,372	$9,511
Property	6,315	6,516
Deferred fuel	4,268	4,472
Generating asset sale	(1,494)	(2,551)
W-S up-front payment	3,039	3,473
Pension and post-retirement benefits	(295)	(175)
Other	320	174
Net accumulated deferred income taxes	$21,525	$21,420

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

The Maine Agreement for the decommissioning of Maine Yankee requires the Maine owners, (Central Maine Power, Bangor Hydro-Electric Company and the Company) for the period from March 1, 2000 through December 1, 2004, to hold their Maine retail ratepayers harmless from the amounts by which the replacement power costs for Maine Yankee exceed the replacement power costs assumed in the report to the Maine Yankee Board of Directors that served as a basis for the Plant shutdown decision, up to a maximum cumulative amount of $41 million. The Company's share of the maximum amount would be $4.1 million for the period. For the year ended December 31, 2000, the Company selected the price based on the two year entitlement auction which was allowed under the agreement. Since this price was below the assumed replacement power price, there was no liability for this period. The Company again selected the two year entitlement auction price for the year ended December 31, 2001, but on October 11, 2000, the Maine Agencies, (the MPUC and the Office of the Public Advocate) rejected the Maine Owners' selection of the sales auction price as the benchmark for calendar year 2001. On December 11, 2000, in separate negotiations, the Company reached an agreement in principal with the Maine Agencies. Under this Agreement, the Company incurred no liability for 2001. For the calendar years 2002 to 2004, the Company will be required to use the auction price as the appropriate proxy. At this time, the Company cannot predict the auction price for 2002 to 2004 and, if it were to exceed the assumed replacement power price, how much, if any, of the maximum $4.1 million will be required to be recognized during these two years.

With the closing of Maine Yankee, a provision of the Company's rate plan allowing the deferral of 50% of the Maine Yankee replacement power costs went into effect on June 6, 1997. Beginning in May, 1998, Maine Yankee replacement power costs have been offset by net savings from the restructured Purchase Power Agreement with Wheelabrator-Sherman, in accordance with the rate plan stipulation.

From April, 1999 until February, 2000, the Company amortized an additional $150,000 per month as part of a stipulation described in Note 3 above. On March 1, 2001, the Company began amortizing $75,000 per month of the Maine Yankee replacement power cost balance and other deferred fuel. As of September 30, 2001, the total deferred fuel is $12.2 million.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December, 1998, June, 1999, September 2000, and again in February, 2001 Maine Yankee updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of September 30, 2001, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $26.4 million, which is the September, 1997 cost estimate of $46.5 million discussed above reduced by the Company's post-September 1, 1997 cost-of-service payments to Maine Yankee and reflects the cost adjustments agreed to in the settlement.

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

On August 24, 2000, Maine Yankee also filed a $78.2 million (later increased to approximately $86 million) proof of claim in the Stone & Webster Bankruptcy Court proceeding in Delaware seeking to recover its additional costs caused by Stone & Webster's contract default. However, any recovery by Maine Yankee from Federal in the District Court proceeding in Maine would reduce Maine Yankee's claim as a general creditor in the Bankruptcy Court proceeding. On July 26, 2001, in a Memorandum Decision regarding defenses raised by Stone & Webster in the Bankruptcy Court proceeding, the presiding judge found, among other matters, that Stone & Webster was insolvent, that Maine Yankee had a right to terminate for insolvency, that Maine Yankee had a right to recover damages following such a termination, and that, if Maine Yankee owed Stone & Webster any unpaid amounts at termination, such amounts could be set off against those damages. The amount of such recovery, if any, will be determined later in the proceeding. The trial in the Bankruptcy Court proceeding is scheduled for November 26, 2001. In the Federal proceeding in the U. S. District Court in Maine, a hearing to resolve issues related to the payment bond is scheduled for November, 2001. Maine Yankee cannot predict the outcome of either proceeding.

In December 2000, Maine Yankee distributed approximately $20 million to its owners from proceeds received as a result of the termination of Maine Yankee's membership in a nuclear industry mutual insurance company. The Company received its 5% ownership share, or $1.0 million, and recorded a regulatory liability, awaiting rate treatment. On September 27, 2001, Maine Yankee's Board of Directors voted to redeem 75,200 shares, 15% of the shares outstanding, of Maine Yankee's Common Stock in accordance with a plan approved by the Securities and Exchange Commission on September 10, 2001. The plan calls for the redemption of Common Stock periodically through 2008. On October 4, 2001, the Company received approximately $500,000 for 15% of its Common Stock in Maine Yankee according to the first step of the plan.

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

The components of the deferred gain are as follows:

(Dollars in Millions)
Gross proceeds *	$38.6
Settlement adjustment	(.1)
Net proceeds	38.5
Net book value	(11.5)
Excess taxes on sale of Canadian assets	(3.4)
Transition costs, net	(1.9)
Other	.7
Available deferred gain	22.4
Utilization of available value per MPUC orders	(17.7)
Remaining deferred gain, net of tax**	$4.7

* Gross proceeds were increased by $1.05 million before tax in September, 2001 due to a MPUC approved settlement between CMP and other former owners of Wyman Unit No. 4, including the Company. The proceeds increased the deferred gain and further reduced stranded costs.

**The $4.7 million deferred gain above is the $4.8 million "Deferred Gain and Related Accounts-Generating Asset Sale" as of September 30, 2001 reduced by the remaining deferral of transition costs allowed by the MPUC.

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

The parties submitted the dispute to an independent arbitrator who issued his proposed findings on June 29, 2001. The arbitrator found that MPS did not violate any provisions of Chapter 304, except for the Company's unintentional failure to identify WPS as a Standard Offer Service provider on its March and April 2000 bills to customers. The arbitrator recommended that MPS refund WPS its billing fees for these two months, approximately $18,000, and the refund was made in July, 2001. On July 5, 2001, the Company and WPS informed the Commission of their acceptance of the arbitrator's findings. As a result, the Commission, in its July 13, 2001 Order, stated that it would not be necessary for it to further address the allegations in the WPD complaint, even though it would continue its investigation into the sharing of employee services.

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

The Company has adopted a policy under regulatory accounting that requires any gain on the sale of these regulatory assets to be recorded as regulatory liabilities and returned to rate payers. The issuers of the caps related to the Company's FAME and MPUFB debt have declared their fair values as of September 30, 2001 to be $76,000. The corresponding unamortized regulatory assets as of September 30, 2001 are $140,000.

9. NEW ACCOUNTING PRONOUNCEMENTS

In June of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

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

Results of Operations

Earnings per share and the net income available for common stock for the three months ended September 30, 2001 along with the corresponding information for the previous year are as follows:

	Three Months Ended
	September 30,
	2001	2000
Earnings per share	$.44	$.53
Net income in thousands	$703	$829

For the third quarter of 2001 compared to the same quarter last year, the decrease in consolidated earnings per share (EPS) of $.09 is attributable to the following:

Change in EPS - Third Quarter of 2001

Compared to Third Quarter of 2000

EPS Increase (Decrease)
Decrease in Energy Atlantic net income	$(.21)
Net change from decreases in retail revenues and power procurement expenses according to rate stipulation due to deregulation beginning March 1, 2000	.03
Decrease in amortization of stranded costs	.02
Reduction in net interest costs	.05
Increase in other operation and maintenance expenses	(.01)
Other	.03
Total	$(.09)

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Consolidated operating revenues for the quarters ended September 30, 2001 and 2000, are as follows:

	2001		2000
(Dollars in Thousands)	$	MWH	$	MWH
Maine Public Service (MPS)
- Retail	6,091	125,965	5,976	126,547
- Other Revenues	466	-	514	-
Energy Atlantic, LLC (EA)
- Competitive Energy Supply	1,600	54,309	11,422	251,933
- Standard Offer Margin	891	861,111	1,218	823,265
Totals	9,048	1,041,385	19,130	1,201,745

MPS retail sales decreased by .5% (582 MWH), reflecting small decreases in sales to small and large commercial customers, partially offset by an increase in sales to residential customers of 4.0%.

The Company's wholly-owned marketing subsidiary, Energy Atlantic, LLC's (EA) Competitive Energy Supply revenues decreased by $9,822,000 due to the termination of two large industrial contracts in February and March of 2001, and the termination of a contract to service a large grocery store chain and most medium non-residential service in the Company's service territory, both in August, 2001. The Standard Offer Service margin decreased $327,000, reflecting favorable ISO tariff and settlement cost adjustments recognized in September, 2000. The Standard Offer MWH's, which increased by 37,846 MWH's, reflect normal operations, with revenues and expenses recognized on a net basis. See discussion below in "Energy Atlantic Operations".

For the quarters ended September 30, 2001 and 2000, total operating expenses were $7,977,000 and

$17,957,000 respectively. The changes in operating expenses and energy sources are as follows:

	Increase/(Decrease)
(Dollars in Thousands)	$	MWH
MPS Purchases	(2)
EA Purchases
- Competitive Energy Supply	(9,581)	(197,624)
- Standard Offer Service (costs reported in Standard Offer Margin, above)		37,846
Total Energy Supply	(9,583)	(159,778)
Operation & Maintenance Expenses	(2)
Depreciation	39
Amortization	39
Amortization of Stranded Costs	(79)
Income Taxes	(404)
Taxes Other than Income	10
Total	(9,980)	(159,778)

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

With the start of retail competition on March 1, 2000, the Company provides transmission and distribution (T&D or delivery) services and no longer purchases or generates energy supply for its customers. CES purchases by EA decreased by 197,624 MWH, $9,581,000, due to the expired contracts discussed above. MPS continues to purchase power from Wheelabrator-Sherman (W-S) under an agreement that expires in 2006, at prices above current market conditions. Beginning on March 1, 2000, as a result of competitive bidding, the output from W-S is sold to the successful bidder, and the above-market amount, $2,027,000 for the third quarter of 2001, is included in stranded cost amortization rather than energy supply. The decrease in amortization of stranded costs of $79,000 reflects a decrease in net W-S costs of $855,000, offset by a $526,000 increase in the asset sale gain recognition, and a $211,000 increase in deferred fuel recognition. Stranded costs include the W-S above-market costs discussed above, less amortization of the deferred gain from the 1999 sale of the Company's generating assets, in accordance with a Stipulation approved by the MPUC.

Energy Atlantic Operations

In January, 1999, Energy Atlantic, the Company's wholly-owned unregulated marketing subsidiary, formally began operations. This marketing subsidiary was involved in wholesale energy transactions during 1999 and the first two months of 2000, and began selling to retail customers on March 1, 2000, the commencement of retail competition in the State of Maine. EA's net income for the third quarter of 2001 was $411,000 compared to $742,000 for the third quarter of last year. The decrease primarily reflects the expiration of several large competitive retail contracts in Central Maine Power's (CMP) service territory, as well as the expiration of most medium non-residential service in the Company's service territory.

Energy Atlantic provides standard offer service (SOS) and competitive energy supply (CES) to retail customers, both of which utilize power provided via a Wholesale Power Sales Agreement with Engage Energy America, LLC (Engage). Revenues are received and expenses are paid directly by an escrow agent pursuant to instruction from Engage. EA receives a percentage of the net profit from the sale of energy. EA is the SOS provider for approximately 525,000 residential and small non-residential customers in CMP's service territory and was awarded 20% of the medium non-residential customer base in the Company's service territory. Under the original SOS terms, EA had furnished a performance bond of approximately $33,000,000 issued by Frontier Insurance Company. The utility (in this case CMP) bears the SOS account collection risk, as it is required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship.

EA records the accrued net margin of the SOS activity as revenue in the financial statements. EA's CES activity currently consists of industrial and commercial customers in Maine. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.

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

In connection with this settlement, EA recognized a charge against second quarter 2001 earnings (after-tax) of approximately $1.08 million, or $.69 per share.

In September, 2001, after examining competitive bids including EA's, the MPUC awarded the SOS contract for residential and small commercial customers in CMP's territory to a different marketer effective when the current contract with EA expires February 28, 2002. With the elimination of the requirement to purchase power exclusively from Engage, EA began seeking other sources of supply in June, 2001. Although unsuccessful in its bid for the SOS in CMP's territory, EA was able to negotiate a competitive arrangement with a New England supplier for purposes of its bid. In July, 2001, EA began purchasing power from ISO-New England for CES sales to a paper company in Central Maine. EA also began purchasing from NB Power in late September, 2001 to begin serving commercial customers in the Company's service territory. In November, 2001, the MPUC staff has recommended that EA be awarded 40% of the output of the Wheelabrator-Sherman energy facility for two years, beginning March 1, 2002. The MPUC is expected to approve this award. This award amounts to approximately 55,000 MWH's annually and will be used to support additional CES sales in the Company's service territory. The NB Power and Wheelabrator-Sherman supply is only available for sales in the Company's service territory. EA is actively seeking a wholesale supplier in order to begin marketing for sales in Southern and Central Maine. Liquidity

Net cash flows from operating activities were $9,650,000 for the first nine months of 2001. For the period, the Company paid $1,510,000 in dividends and drew down $1,498,000 from the trustee of the tax-exempt revenue bond proceeds based on qualifying property. The Company received $1,050,000 resulting from a settlement related to the June, 1999 sale of its ownership in the Wyman Unit No. 4 generating facility. The Company also paid scheduled sinking fund payments of $525,000 on long-term debt and decreased short-term borrowings by $900,000. For the period, the Company invested $3,485,000 in electric plant.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Net cash flows from operating activities were $545,000 for the first nine months of 2000. For the period,

the Company paid $1,445,000 in dividends, deposited $211,000 of proceeds from the sale of land into the trustee account and drew down $18,957,000 of the asset sale proceeds from the trustee. The proceeds were used to reduce short-term borrowings, and provide $15,000,000 of principal, and the $2,105,000 premium on the early retirement of the 9.775% series of First Mortgage Bonds. The Company also paid a scheduled sinking fund payment of $25,000 on long-term debt and repurchased 45,000 shares of common stock for $922,000 in order to manage its capital structure to limit common equity to 51%, and increased short-term borrowings by $5,300,000. For the period, the Company invested $3,639,000 in electric plant, paid $7,853,000 in Canadian income taxes on the generating asset sale, and received proceeds of $208,000 from the sale of land.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with three variable rate debt issues of the regulated business as of September 30, 2001 for purposes other than trading. These issues are discussed in detail in the Company's 2000 Annual Report, which is Exhibit 13 of the Company's 2000 Form 10-K. The discussion occurs in Note 9, "Long-Term Debt", of the Notes to Consolidated Financial Statements. See Note 8, "Adoption of SFAS 133" of this Form 10-Q for required disclosure of interest rate caps that qualify as derivative instruments.

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

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (Continued)

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

The parties submitted the dispute to an independent arbitrator who issued his proposed findings on June 29, 2001. The arbitrator found that MPS did not violate any provisions of Chapter 304, except for the Company's unintentional failure to identify WPS as a Standard Offer Service provider on its March and April 2000 bills to customers. The arbitrator recommended that MPS refund to WPS its billing fees for these two months, approximately $18,000. On July 5, 2001, the Company and WPS informed the Commission of their acceptance of the arbitrator's findings. As a result, the Commission, in its July 13, 2001 Order, stated that it would not be necessary for it to further address the allegations in the WPS complaint, even though it would continue its investigation into the sharing of employee services.

(b) Maine Public Utilities Commission Investigation of Maine Public Service Company's Stranded Cost Revenue Requirement in MPUC Docket No. 0l-240.

Reference is made to the Company's 1999 Annual Report in which the Company noted that the MPUC had allowed it to begin an annual recovery of $12.5 million in stranded investment beginning on March 1, 2000. On May 8, 2001, the MPUC issued a notice of investigation in the above docket for the purpose of determining whether the Company's rates must be changed, effective March 1, 2002, to reflect any changes in its stranded costs. On July 12, 2001, the Company filed its proposal in which it advocated continuing the $12.5 million annual recovery of stranded costs and also proposed to begin the recovery of deferred amounts associated with the discounted rates it had made available to certain industrial customers. Also at issue in the proceeding is an insurance refund associated with Maine Yankee, of which the Company's share is $1,005,000. The MPUC Staff is proposing to reduce the Company's stranded cost by this amount, while the Company believes the refund is the property of its shareholders. Currently, the Company reflects the refund as a miscellaneous deferred credit.

Discussions with the MPUC on this matter are underway, but the Company cannot predict the nature or timing of any decision.

(c) Maine Public Utilities Commission, Investigation of Rate Design of Transmission and Distribution Utilities, MPUC Docket No. 01-245.

On May 8, 2001, the MPUC issued a Notice of Investigation into certain common fundamental issues regarding the rates for the State's three major electric utilities - the Company, Central Maine Power Company (CMP) and Bangor Hydro-Electric Company (BHE). These issues have been defined by the MPUC as follows:

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (Continued)

(i) The extent to which stranded cost recovery should be shifted from variable kwh and kw charges to a fixed charge;

(ii) The redefinition of time of use periods for rate design; and

(iii) The elimination or reduction of seasonal rates.

The Company believes that at least a substantial portion of its stranded costs should be recovered through fixed charges that its customers cannot avoid by reducing or eliminating their usage. Such a fixed charge would reduce the risk of the Company's ability to recover its stranded costs from customers. The Company, together with CMP and BHE, will be filing testimony in support of its position in early January, 2002.

The Company cannot predict the nature or the outcome of any decision in this proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE PUBLIC SERVICE COMPANY

(Registrant)

Date: November 9, 2001

By: /s/ Kurt A. Tornquist

Kurt A. Tornquist

Controller, Assistant Secretary and Assistant Treasurer