Form 10-Q
period 2002-03-31
MAINE PUBLIC SERVICE CO
filed 2002-05-13
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

The Securities Exchange Act of 1934

For Quarter Ended

March 31, 2002

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

Common Stock, $7.00 par value - 1,573,638 shares

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated income for the quarter ended March 31, 2002, and for the corresponding period of the preceding year; a consolidated balance sheet as of March 31, 2002, and as of December 31, 2001, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 2002, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Companies at March 31, 2002 and December 31, 2001, and the results of their operations for the three months ended March 31, 2002 and their cash flows for the three months ended March 31, 2002, and for the corresponding period of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)
	Three Months Ended
	March 31,
	2002	2001
Operating Revenues	$10,999	$21,086
EA-Standard Offer Service Margin	407	983
Total Revenues	11,406	22,069
Operating Expenses
Energy Supply	1,201	10,727
T&D Operation and Maintenance	3,089	2,860
Depreciation	655	618
Amortization of Stranded Costs	2,461	2,174
Amortization	59	54
Taxes Other Than Income	357	347
Provision for Income Taxes	1,450	1,933
Total Operating Expenses	9,272	18,713
Operating Income	2,134	3,356
Other Income (Deductions)
Equity in Income of Associated Companies	88	85
Allowance for Equity Funds Used During Construction	14	19
Provision for Income Taxes	(73)	(45)
Other - Net	86	53
Total	115	112
Income Before Interest Charges	2,249	3,468
Interest Charges
Long-Term Debt and Notes Payable	394	674
Less Carrying Costs-Stranded Costs and Allowance
for Borrowed Funds used During Construction	(250)	(245)
Total	144	429
Net Income Available for Common Stock	$2,105	$3,039
Average Shares Outstanding (000's)	1,574	1,573
Basic and Diluted Earnings Per Share of Common Stock	$1.34	$1.93
Dividends Declared per Common Share	$0.35	$0.32

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	Mar. 31, 2002	December 31,
ASSETS	(Unaudited)	2001
Utility Plant
Electric Plant in Service	$82,366	$82,665
Less Accumulated Depreciation	38,139	37,783
Net Electric Plant in Service	44,227	44,882
Construction Work-in-Progress	1,914	876
Total	46,141	45,758
Investment in Associated Companies
Maine Yankee Atomic Power Company	3,104	3,154
Maine Electric Power Company, Inc.	483	447
Total	3,587	3,601
Net Utility Plant and Investments	49,728	49,359
Current Assets
Cash and Cash Equivalents	5,431	5,496
Accounts Receivable - Net	5,432	5,544
Unbilled Base Revenue	1,177	1,094
Inventory	668	623
Prepayments	310	426
Total	13,018	13,183
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	22,346	24,708
Recoverable Seabrook Costs	15,831	16,109
Regulatory Assets - SFAS 109 & 106	7,578	7,597
Deferred Fuel and Purchased Energy Costs	11,428	12,107
Regulatory Asset - Power Purchase Agreement Restructuring	6,892	7,255
Unamortized Debt Expense	2,672	2,798
Deferred Regulatory Costs, less accumulated amortization	1,506	1,428
Total	68,253	72,002
Other Assets
Restricted Investments	7,502	8,104
Miscellaneous	549	643
Total	8,051	8,747
Total Assets	$139,050	$143,291
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$13,071	$13,071
Paid-in Capital	44	43
Retained Earnings	37,781	36,226
Treasury Stock, at cost	(6,606)	(6,609)
Total	44,290	42,731
Long-Term Debt (less current maturities)	31,965	33,765
Current Liabilities
Long-Term Debt Due Within One Year	2,950	1,175
Notes Payable	1,350	3,950
Accounts Payable	5,383	5,521
Accounts Payable - EA Escrow	1,070	1,090
Dividends Declared	551	551
Customer Deposits	32	22
Interest and Taxes Accrued	1,555	562
Total	12,891	12,871
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	22,346	24,708
Deferred Income Tax	22,243	21,906
Investment Tax Credits	212	220
Deferred Gain & Related Accounts - Generating Asset Sale	2,415	3,593
Miscellaneous	2,688	3,497
Total	49,904	53,924
Total Capitalization and Liabilities	$139,050	$143,291

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2002	2001
Cash Flow From Operating Activities
Net Income	$2,105	$3,039
Adjustments to Reconcile Net Income to Net Cash Provided By (Used For) Operations
Depreciation	655	618
Amortization	336	341
Amortization of Deferred Gain from Asset Sale	(1,046)	(1,341)
Amortization of W/S Upfront Payment	363	-
Income on Tax Exempt Bonds-Restricted Funds	(17)	(94)
Deferred Income Taxes - Net	263	308
AFUDC	(18)	(26)
Change in Deferred Fuel & Purchased Energy	679	(12)
Change in Deferred Regulatory and Debt Issuance Costs	(80)	(221)
Change in Deferred Regulatory Liability - Transition Costs	(4)	(14)
Change in Deferred Regulatory Liability - NEIL Refund	(1,005)	-
Change in Benefit Obligation	176	110
Change in Current Assets and Liabilities	999	1,352
Other	251	571
Net Cash Flow Provided By Operating Activities	3,657	4,631
Cash Flow From Financing Activities
Dividend Payments	(551)	(503)
Retirements on Long-Term Debt	(25)	(25)
Short-Term Debt Repayments, Net	(2,600)	(1,900)
Net Cash Flow Used For Financing Activities	(3,176)	(2,428)
Cash Flow From Investing Activities
Drawdown of Tax Exempt Bonds Proceeds	620	344
Investment in Electric Plant	(1,166)	(890)
Net Cash Flow Used For Investment Activities	(546)	(546)
Increase (Decrease) in Cash and Cash Equivalents	(65)	1,657
Cash and Cash Equivalents at Beginning of Year	5,496	611
Cash and Cash Equivalents at End of Period	$5,431	$2,268
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	$112	$(694)
Unbilled Revenue	(84)	1,957
Inventory	(44)	(157)
Prepayments	117	728
Accounts Payable & Accrued Expenses	889	(479)
Other Current Liabilities	9	(3)
Total Change	$999	$1,352
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$307	$1,282
Income Taxes	$328	$(200)

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned unregulated marketing subsidiary, Energy Atlantic, LLC (EA) and its wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (ME&NB).

The Company is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) and, with respect to wholesale rates, the Federal Energy Regulatory Commission (FERC).

The accompanying unaudited consolidated financial statements should be read in conjunction with the 2001 Annual Report, an integral part of Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the 2001 Form 10-K. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements of the Company's Annual Report filed with the Form 10-K. For interim reporting purposes, these same accounting policies are followed.

For purposes of the statements of consolidated cash flows, the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

Certain reclassifications have been made to the 2001 financial statement amounts in order to conform to the 2002 presentation.

2. ENERGY ATLANTIC (EA)

EA's net income for the first quarter of 2002 was $165,000 compared to $741,000 for the first quarter of last year. The decrease in net income reflects the expiration of several large competitive retail contracts in Central Maine Power's (CMP) service territory, as well as the expiration of the standard offer service to customers in CMP's service territory on February 28, 2002 as described below.

During 2001, Energy Atlantic's sales fell into two general categories: Standard Offer Service (SOS) in CMP's service territory and competitive energy supply to individual retail customers (CES). Except as stated below, the power for those sales was provided entirely under a Wholesale Power Sales Agreement (the "Agreement") with Engage Energy America, LLC ("Engage"). The Agreement expired on February 28, 2002.

Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed them in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin. During the first quarter of 2002, EA received $407,000 from SOS margin compared to $983,000 for the first quarter of 2001. This decrease is due primarily to the expiration of SOS on February 28, 2002 and an increase in associated run-out expenses.

Although EA's rights to SOS sales in CMP's service territory expired on February 28, 2002, final distribution of the SOS margin under the Agreement will not be made until various power authorities have finalized the power costs for those sales. EA expects this process to be completed during the third quarter of 2002.

During the first quarter of 2001, EA also made several CES sales to individual commercial and industrial customers under contracts that expired during 2001.

As part of the settlement with Engage, EA was permitted to obtain power from other wholesale suppliers beginning in June, 2001. As a result, EA has been able to secure one other source of supply in order to support new CES sales. In addition, EA has entered into a contract for 40% of the output of the Wheelabrator-Sherman energy facility for the two years beginning March 1, 2002.

The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide additional CES sales in the Company's service territory. This is EA's first take-or-pay contract, which carries more counterparty risk than others entered into to date. To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company's service territory at a rate indexed to 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power's avoided cost, subject to a floor and ceiling. In addition, NB Power will sell power to EA when load exceeds W-S output at a fixed on and off-peak rate. In addition to the risks discussed above, EA, in conjunction with these contracts for supply and sales, is also subject to the following risks:

- Market liquidity - Ability to buy or sell energy on the open market

- Forecasting - Accuracy of estimated supply requirements

- Deliverability - Energy supply availability

- Transmission - Reliance on third-parties for energy delivery from sources to customers

- Volumetric - Changes in customer load requirements

- Market-based cost - Market index pricing per NB Power contract discussed above

- Credit risks - Customers ability to pay

EA's CES sales to retail customers during 2002 will produce far less revenue than EA earned from SOS in CMP's territory. EA continues to pursue additional supply to support new sales.

The Company operates in two segments, with Maine Public Service Company (MPS) providing regulated transmission and distribution services and EA performing power marketing activity as described above. The segments' activity for the three months ended March 31, 2002 and 2001 is summarized in the table below.

Three Months Ended

(Dollars in Thousands)

		3/31/02			3/31/01
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$1,400	$9,599	$10,999	$11,223	$9,863	$21,086
EA Standard Offer Service Margin	407	-	407	983	-	983
Total Revenues	1,807	9,599	11,406	12,206	9,863	22,069
Operations & Maintenance Expense	1,558	6,264	7,822	11,028	5,752	16,780
Taxes	105	1,345	1,450	490	1,443	1,933
Total Operating Expenses	1,663	7,609	9,272	11,518	7,195	18,713
Operating Income (Loss)	144	1,990	2,134	688	2,668	3,356
Other Income & Deductions	21	94	115	53	59	112
Income Before Interest Charges	165	2,084	2,249	741	2,727	3,468
Interest Charges	-	144	144	-	429	429
Net Income	$165	$1,940	$2,105	$741	$2,298	$3,039
Total Assets	$5,970	$133,080	$139,050	$6,782	$143,096	$149,878

3. RESTRUCTURING AND IMPLEMENTATION OF MULTI-YEAR RATE PLAN

Restructuring

As previously reported, on May 29, 1997, legislation titled "An Act to Restructure the State's Electric Industry" was signed into law by the Governor of Maine. The principal provisions with accounting impact on the Company are described in the Company's 2001 Form 10-K.

Under EITF 97-4, the Company is permitted to continue to defer certain costs as regulatory assets in instances where recovery through future regulatory cash flows is anticipated. At March 31, 2002, $68.3 million of regulatory assets remained on the Company's books. These regulatory assets are being amortized over various periods, up to 15 years, in accordance with the MPUC approved Phase II filing on stranded cost recovery. The major components include the remaining investment in Seabrook, the recovery of fuel expense deferrals related to Wheelabrator-Sherman, the obligation for remaining operating expenses and recovery of the Company's remaining investment in Maine Yankee, and the recovery of several other regulatory assets. As approved by the MPUC, a portion of the amortization of these regulatory assets is offset by the recognition of the deferred gain from the sale of the generating assets (see Note 6. "Generating Asset Divestiture"). As of March 31, 2002, $2.4 million of deferred gain remains to be utilized.

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

The parties to the Phase II Stipulation also resolved several rate design issues, principally the elimination of the inclining block rate for residential customers. In addition, the Company was granted several accounting orders incorporating certain accounting methodologies used in determining the elements of stranded costs. On August 4, 2000, the MPUC authorized the Company to record the difference between the originally approved contracts for two large industrial customers and their current special discount rates, designed for customer retention, as revenue and a regulatory asset. This flexible pricing adjustment resulted in recognition of $313,000, $961,000 and $380,000 of revenues and a corresponding regulatory asset for the first quarter of 2002 and for the years 2001 and 2000, respectively. These regulatory assets will be recovered in future rates. The annual revenue requirement associated with the recovery of stranded costs will be reviewed at least every three years, and was reviewed in late 2001. See "MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2002" for additional information.

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2002

On May 8, 2001, the MPUC issued a notice of investigation to determine whether the Company's annual recovery of $12.5 million in stranded investment must be changed, effective March 1, 2002, to reflect any changes in its stranded costs. On July 12, 2001, the Company filed its proposal in which it advocated continuing the $12.5 million annual recovery of stranded costs and also proposed to begin the recovery of deferred amounts associated with the discounted rates it had made available to certain industrial customers. Also at issue in the proceeding was an insurance refund associated with Maine Yankee, of which the Company's share is $1,005,000. As of December 31, 2001, the Company reflected the refund as a miscellaneous deferred credit. A stipulation approved by the MPUC on January 7, 2002, with the appropriate order issued on February 27, 2002, includes annual stranded cost recovery of $11,540,000 and a 15% sharing of the Maine Yankee insurance refund with the Company's shareholders, thereby leaving the rates charged to core retail customers the same.

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

The Company believes its stranded costs should be recovered through fixed charges that its customers cannot avoid by reducing or eliminating their usage. Such a fixed charge would reduce the risk of the Company's ability to recover its stranded costs from customers. The Company, together with CMP and BHE, filed testimony in support of its position on April 16, 2002. The Company has recommended that 50% of the stranded costs allocable to residential and small to medium commercial and industrial customers and 25% of the stranded cost allocable to large industrial customers be immediately collected through a fixed charge, with all remaining stranded costs to be phased in during the Company's next rate case. The Company also recommended immediate elimination of its seasonal rates.

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

	(Dollars in Thousands)
	Three Months Ended
	March 31,
	2002	2001
Current income taxes	$1,205	$1,665
Deferred income tax	325	321
Investment credits	(7)	(8)
Total income taxes	$1,523	$1,978
Allocated to:
Operating Income	$1,450	$1,933
Other income	73	45
Total	$1,523	$1,978

For the three months ended March 31, 2002 and 2001, the effective income tax rates were 41.9% and 39.4%, respectively. The increase in the effective tax rate from 2001 to 2002 is a result of fluctuations in the foreign exchange adjustment from the Canadian subsidiary. The principal reasons for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary and flow through items, principally Seabrook amortization, required by regulation and state income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of March 31, 2002 and December 31, 2001.

	(Dollars in Thousands)
	March 31,	December 31,
	2002	2001
Seabrook	$8,852	$8,898
Property	6,680	6,663
Flexible pricing revenue	651	535
Deferred fuel	3,775	4,140
Generating asset sale	(542)	(1,013)
W/S up-front payment	2,750	2,894
Pension and post-retirement benefits	(127)	(74)
Other	204	(137)
Net accumulated deferred income taxes	$22,243	$21,906

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

From April, 1999 until February, 2000, the Company amortized an additional $150,000 per month as part of a stipulation as described in Note 3, above. From March 1, 2001 until February 28, 2002, the Company amortized $1.0 million of the Maine Yankee replacement power cost balance and other deferred fuel. The MPUC, on January 27, 2002, approved a Stipulation providing for the recovery of stranded investment, for a two-year period March 1, 2002 until February 29, 2004, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs, Maine Yankee deferred fuel and the remaining Maine Yankee investment. Accordingly, the Company began deferring $107,700 per month in March, 2002. As of March 31, 2002, deferred fuel of $11.4 million is reflected as a regulatory asset, which includes the Maine Yankee deferral, as well as deferred Wheelabrator-Sherman fuel costs.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December 1998, June 1999, September 2000, February 2001, December 2001, and again in March 2002, Maine Yankee updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of March 31, 2002 is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $22.3 million, which reflects the Company's 5% share of Maine Yankee's March 2002 estimate of decommissioning costs.

In May 2000, Maine Yankee terminated its decommissioning operations contract with Stone & Webster Engineering Corporation (Stone & Webster) pursuant to terms of the contract. Stone & Webster disputed Maine Yankee's grounds for the termination. In June 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

Upon the contract termination, Maine Yankee temporarily assumed the general contractor role and entered into interim agreements with Stone & Webster and obtained assignments of several subcontracts in order to allow decommissioning work to continue and to avoid the adverse consequences of an abrupt or inefficient demobilization from the Plant site. Decommissioning of the Plant site continued with major emphasis directed to maintaining the schedule on critical-path projects such as construction of an independent spent fuel storage installation (ISFSI) and preparation of the Plant's reactor vessel for eventual shipment to an off-site disposal facility. After assessing its long-term alternatives for safely and efficiently completing the decommissioning, including evaluating proposals from prospective successor general contractors, on January 26, 2001, Maine Yankee announced that it would continue to manage the project itself.

In June 2000, Federal Insurance Company (Federal), which had provided performance and payment bonds in the amount of approximately $38.5 million each in connection with the decommissioning operations contract, filed a declaratory-judgement complaint against Maine Yankee in the Bankruptcy Court in Delaware, which was subsequently transferred to the United States District Court in Maine. The complaint alleged that Maine Yankee had improperly terminated the decommissioning operations contract with Stone & Webster and had failed to give proper notice of the termination to Federal under the contract, and that Federal had no further obligations under the bonds.

After extensive discovery and resolution of certain preliminary issues by the court, in December 2001, Maine Yankee and Federal entered into a settlement agreement pursuant to which Federal paid Maine Yankee $44 million on January 18, 2002. The settlement was reflected on Maine Yankee's 2001 financial statements.

That amount represents full payment under the performance bond, plus an additional amount under the payment bond reflecting certain payments made by Maine Yankee to subcontractors and suppliers who had not been fully paid by Stone & Webster. Maine Yankee deposited the payment in its decommissioning trust fund to offset past and future expenses resulting from the failures of Stone & Webster.

Maine Yankee is continuing to pursue its claim for damages that was originally filed against Stone & Webster and its parent corporations in August 2000 in the Bankruptcy Court in Delaware. After recognizing the payment from Federal, Maine Yankee has asserted a right to recover an additional $21 million in that court from the bankrupt estate. The hearing on the claim was held in late 2001, and Maine Yankee expects a decision from the court later in 2002. On February 27, 2002, Stone & Webster filed a claim for approximately $6.9 million against Maine Yankee in the Bankruptcy Court in Delaware for alleged breaches of contract and to subordinate Maine Yankee's claims. Recovery by Maine Yankee of any additional amount in the Bankruptcy Court is contingent on a number of factors beyond Maine Yankee's control, including the extent to which the bankrupt estate has assets available to pay any amount determined to be recoverable and any recognition of Stone & Webster's February 27, 2002 claim by the Court. Maine Yankee therefore cannot predict the outcome of the Bankruptcy Court proceeding.

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

The components of the deferred gain are as follows:

(Dollars in Millions)
Gross proceeds	$38.6
Settlement adjustment	(.1)
Net proceeds	38.5
Net book value	(11.5)
Excess taxes on sale of Canadian assets	(3.4)
Transition costs, net	(1.9)
Other	.7
Available deferred gain	22.4
Utilization of available value per MPUC orders	(20.0)
Remaining deferred gain, net of tax*	$2.4

* Gross proceeds were increased by $1.05 million before tax in September, 2001 due to a MPUC approved settlement between CMP and other former owners of Wyman Unit No. 4, including the Company. The proceeds increased the deferred gain and further reduced stranded costs.

As part of the generating assets sale on June 8, 1999, the Company has entered into two indemnity obligations with the purchaser, WPS-PDI. First, the Company will be liable, with certain limitations, for certain Aroostook River flowage damage. This liability will continue for ten years after the sale and shall not exceed $2,000,000 in the aggregate. Second, the Company has warranted the condition of the sites sold to WPS-PDI, with an aggregate limit of $3,000,000 for two years after the date of sale, and five years after the sale for environmental claims. The Company is unaware of any pending claims under either of these indemnity obligations.

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

On March 6, 2002, the Company, WPS and the Public Advocate filed with the MPUC a Stipulation resolving all remaining issues in the investigation. The Stipulation contained several provisions that clarified the extent to which the Company's senior management could become involved in the affairs of EA and included a prohibition on direct contact between the Company's senior management and EA personnel for all but one designated executive. The Stipulation also prohibited this designated executive from being involved in certain types of Company activities, knowledge of which could gain EA a competitive advantage in the retail market. Finally, the Stipulation gave the MPUC the right to conduct an annual audit to determine whether EA and the Company are complying with Chapter 304. The costs of this audit, up to $10,000, shall be paid for by the Company. This Stipulation was approved by the MPUC in an Order dated April 29, 2002.

8. NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS144), "Accounting for the Impairment or Disposal of Long Lived Assets", effective January 1, 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and also resolves significant implementation issues related to Statement 121. The adoption of this statement had no material impact on its financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, there is no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets will need to be assessed annually. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. The adoption of this statement on January 1, 2002 had no material impact on the Company's financial position or results of operations.

For all business combinations subsequent to June 30, 2001, the Company is required to apply the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS 141 requires the use of the purchase method of accounting for all business combinations. Goodwill will initially be recognized as an asset and measured as the excess of the costs of the acquired entity over the net amounts assigned to the assets acquired and liabilities assumed. Intangible assets other than goodwill will be recognized as an asset apart from goodwill if that asset arises from contractual or legal rights. The adoption of this pronouncement had no material impact on the Company's financial position or results of operation.

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

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Forward-Looking Statements

The discussion below may contain "forward-looking statements", as defined in the Private Securities Litigation Reform Act of 1995, related to expected future performance or our plans and objectives, such as expected future revenues from Energy Atlantic. There can be no assurance that actual results will not materially differ from expectations. Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic conditions; changes in tax rates, interest rates or rates of inflation; developments in our legislative, regulatory, and competitive environment; and the decommissioning cost of Maine Yankee.

Results of Operations

Net income and earnings per share for the three months ended March 31, 2002 along with the corresponding information for the previous year are as follows:

	2002	2001
Net Income
Core T&D	$1,940	$2,298
EA	165	741
Total Company	$2,105	$3,039
Earnings Per Share
Core T&D	$1.24	$1.46
EA	.10	.47
Total Company	$1.34	$ 1.93

For the first quarter of 2002 compared to the same quarter last year, the decrease in consolidated earnings per share (EPS) of $.59 is attributable to the following:

Change in EPS - First Quarter of 2002

Compared to First Quarter of 2001

EPS Increase (Decrease)
Decrease in Energy Atlantic net income	$(.37)
Increase in amortization of stranded costs and decrease in flexible pricing revenue due to regulatory stipulations	(.17)
Decrease in wheeling and retail revenues	(.10)
Reduction in net interest costs due to lower rates	.08
Other	(.03)
Total	$(.59)

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Consolidated operating revenues for the quarters ended March 31, 2002 and 2001, are as follows:

	2002		2001
(Dollars in Thousands)	$	MWH	$	MWH
Maine Public Service (MPS)
- Retail	8,938	138,564	9,063	141,188
- Other Revenues	661		800
Energy Atlantic, LLC (EA)
- Competitive Energy Supply	1,400	46,322	11,223	238,615
- Standard Offer Margin	407	627,503	983	925,871
Totals	11,406	812,389	22,069	1,305,674

MPS retail sales decreased by 1.9% (2,624 MWH), reflecting decreases in sales to medium commercial customers of 8.0% (2,230 MWH). The $139,000 decrease in Other Revenues represents a decrease in flexible pricing revenue according to the regulatory stipulation in Docket 2001-240, as discussed below in Part II, Item 1, "Legal Proceedings".

Competitive Energy Supply revenues of the Company's wholly-owned marketing subsidiary, Energy Atlantic, LLC (EA) decreased by $9,823,000 due to the expiration of several large retail customer contracts during 2001. The Standard Offer Service (SOS) margin decreased $576,000, due to expired SOS and associated run-out expenses. See discussion below in "Energy Atlantic Operations".

For the quarters ended March 31, 2002 and 2001, total operating expenses were $9,272,000 and $18,713,000, respectively. Energy supply expenses for EA were as follows:

	2002		2001
	$	MWH	$	MWH
Energy Supply
EA Competitive Energy Supply	$1,201	46,322	$10,727	238,615
EA Standard Offer Service	-	627,503	-	925,871
Total Energy Supply	$1,201	673,825	$10,727	1,164,486

With the start of retail competition on March 1, 2000, EA began selling to retail customers, and MPS itself now provides transmission and distribution (T&D or delivery) services only, no longer purchasing or generating energy supply for its customers. Compared to the first quarter of 2001, CES purchases by EA decreased by 192,293 MWH, or $9,526,000, and SOS purchases by EA decreased by 298,368 MWH due to the expired contracts discussed above.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

T&D operation and maintenance expenses, as well as stranded costs, are as follows:

	2002	2001	Increase (Decrease)
T&D Operation and Maintenance
Transmission and Distribution	$775	$787	$(12)
Customer Accounting and General Administrative	2,000	1,840	160
Energy Atlantic	314	233	81
Total T&D Operation and Maintenance	$3,089	$2,860	$229

Stranded Costs
Wheelabrator-Sherman	$2,378	$2,178	$200
Maine Yankee	768	834	(66)
Seabrook	278	278	-
Deferred Fuel	59	225	(166)
Special Discounts	23	-	23
Amortization of Gain from Asset Sale	(1,045)	(1,341)	296
Total Stranded Costs	$2,461	$2,174	$287

Customer accounting and general administrative expenses increased by $160,000, reflecting increases in customer records expense and in the provision for uncollectible accounts. Energy Atlantic expenses increased by $81,000, due primarily to a favorable adjustment to the provision for uncollectible accounts in 2001.

The Company recognized $2,461,000 of stranded costs in the first quarter of 2002, compared to $2,174,000 in the first quarter of 2001. MPS continues to purchase power from Wheelabrator-Sherman (W-S) under an agreement that expires in 2006, at prices above current market conditions. Beginning on March 1, 2000, as a result of competitive bidding, the output from W-S is sold to the successful bidder, and the above-market amount is included in stranded cost amortization rather than energy supply. The increase in amortization of stranded costs of $287,000 reflects a $296,000 decrease in the asset sale gain recognition and an increase in net W-S costs of $200,000, offset by a $166,000 decrease in deferred fuel recognition and a $66,000 decrease in Maine Yankee expenses. Stranded costs include the W-S above-market costs discussed above, less amortization of the deferred gain from the 1999 sale of the Company's generating assets, in accordance with a Stipulation approved by the MPUC.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Energy Atlantic Operations

EA's net income for the first quarter of 2002 was $165,000 compared to $741,000 for the first quarter of last year. The decrease in net income reflects the expiration of several large competitive retail contracts in Central Maine Power's (CMP) service territory, as well as the expiration of the standard offer service to customers in CMP's service territory on February 28, 2002 as described below.

During 2001, Energy Atlantic's sales fell into two general categories: Standard Offer Service (SOS) in CMP's service territory and competitive energy supply to individual retail customers (CES). Except as stated below, the power for those sales was provided entirely under a Wholesale Power Sales Agreement (the "Agreement") with Engage Energy America, LLC ("Engage"). The Agreement expired on February 28, 2002.

Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed them in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin. During the first quarter of 2002, EA received $407,000 from SOS margin compared to $983,000 for the first quarter of 2001. This decrease is due primarily to the expiration of SOS on February 28, 2002 and an increase in associated run-out expenses.

Although EA's rights to SOS sales in CMP's service territory expired on February 28, 2002, final distribution of the SOS margin under the Agreement will not be made until various power authorities have finalized the power costs for those sales. EA expects this process to be completed during the third quarter of 2002.

During the first quarter of 2001, EA also made several CES sales to individual commercial and industrial customers under contracts that expired during 2001.

As part of the settlement with Engage, EA was permitted to obtain power from other wholesale suppliers beginning in June, 2001. As a result, EA has been able to secure one other source of supply in order to support new CES sales. In addition, EA has entered into a contract for 40% of the output of the Wheelabrator-Sherman energy facility for the two years beginning March 1, 2002.

The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide additional CES sales in the Company's service territory. This is EA's first take-or-pay contract, which carries more counterparty risk than others entered into to date. To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company's service territory at a rate indexed to 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power's avoided cost, subject to a floor and ceiling. In addition, NB Power will sell power to EA when load exceeds W-S output at a fixed on and off-peak rate. In addition to the risks discussed above, EA, in conjunction with these contracts for supply and sales, is also subject to the following risks:

- Market liquidity - Ability to buy or sell energy on the open market

- Forecasting - Accuracy of estimated supply requirements

- Deliverability - Energy supply availability

- Transmission - Reliance on third-parties for energy delivery from sources to customers

- Volumetric - Changes in customer load requirements

- Market-based cost - Market index pricing per NB Power contract discussed above

- Credit risks - Customers ability to pay

EA's CES sales to retail customers during 2002 will produce far less revenue than EA earned from SOS in CMP's territory. EA continues to pursue additional supply to support new sales.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Liquidity

Net cash flows from operating activities were $3,657,000 for the first three months of 2002. For the period, the Company paid $551,000 in dividends and drew down $620,000 of proceeds from the tax-exempt revenue bonds, based on qualifying property additions. The Company also paid a scheduled sinking fund payment of $25,000 on long-term debt and decreased short-term borrowings by $2,600,000.

For the period, the Company invested $1,166,000 in electric plant.

Net cash flows from operating activities were $4,631,000 for the first three months of 2001. For the period, the Company paid $503,000 in dividends and drew down $344,000 of proceeds from the tax-exempt revenue bonds, based on qualifying property additions. The Company also paid a scheduled sinking fund payment of $25,000 on long-term debt and decreased short-term borrowings by $1,900,000. For the period, the Company invested $890,000 in electric plant.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with three variable rate debt issues of the regulated business as of March 31, 2002 for purposes other than trading. These issues are discussed in detail in the Company's 2001 Annual Report, which is Exhibit 13 of the Company's 2001 Form 10-K. The discussion occurs in Note 10, "SFAS No. 133", of the Notes to Consolidated Financial Statements. See Note 3, "Adoption of SFAS 133" of this Form 10-Q for required disclosure of interest rate caps that qualify as derivative instruments.

(b) The Company's unregulated marketing subsidiary, Energy Atlantic, LLC (EA) is engaged in retail and wholesale energy transactions for purposes other than trading. This activity exposes EA to a number of risks such as counterparty, market liquidity, forecasting, deliverability, transmission, volumetric, market-based cost and credit risk as noted above. EA seeks to assure that risks are identified, evaluated and actively managed.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) WPS Energy Services, Inc., Complaint against Maine Public Service Company, and Petition to Alter or Amend the MPUC's Order Authorizing the Formation of Energy Atlantic, LLC, MPUC Docket Nos. 98-138 and 00-894

On October 30, 2000, WPS Energy Services (WPS), a Competitive Electricity Provider (CEP) offering retail sales of electricity in the Company's service territory, filed a Complaint (Docket No. 00-894) against the Company as well as a Petition to Alter or Amend the MPUC's September 2, 1998 Order in Docket No. 98-138, which authorizes the formation of Energy Atlantic, LLC.

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

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (continued)

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

On March 6, 2002, the Company, WPS and the Public Advocate filed with the MPUC a Stipulation resolving all remaining issues in the investigation. The Stipulation contained several provisions that clarified the extent to which the Company's senior management could become involved in the affairs of EA and included a prohibition on direct contact between the Company's senior management and EA personnel for all but one designated executive. The Stipulation also prohibited this designated executive from being involved in certain types of Company activities, knowledge of which could gain EA a competitive advantage in the retail market. Finally, the Stipulation gave the MPUC the right to conduct an annual audit to determine whether EA and the Company are complying with Chapter 304. The costs of this audit, up to $10,000, shall be paid for by the Company. This Stipulation was approved by the MPUC in an Order dated April 29, 2002.

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (continued)

(b) Maine Public Utilities Commission Investigation of Maine Public Service Company's Stranded Cost Revenue Requirement in MPUC Docket No. 0l-240

On May 8, 2001, the MPUC issued a notice of investigation to determine whether the Company's annual recovery of $12.5 million in stranded investment must be changed, effective March 1, 2002, to reflect any changes in its stranded costs. On July 12, 2001, the Company filed its proposal in which it advocated continuing the $12.5 million annual recovery of stranded costs and also proposed to begin the recovery of deferred amounts associated with the discounted rates it had made available to certain industrial customers. Also at issue in the proceeding was an insurance refund associated with Maine Yankee, of which the Company's share is $1,005,000. As of December31, 2001, the Company reflected the refund as a miscellaneous deferred credit. A stipulation approved by the MPUC on January 7, 2002, with the appropriate order issued on February 27, 2002, includes annual stranded cost recovery of $11,540,000 and a 15% sharing of the Maine Yankee insurance refund with the Company's shareholders, thereby leaving the rates charged to core retail customers the same.

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

The Company believes its stranded costs should be recovered through fixed charges that its customers cannot avoid by reducing or eliminating their usage. Such a fixed charge would reduce the risk of the Company's ability to recover its stranded costs from customers. The Company, together with CMP and BHE, filed testimony in support of its position on April 16, 2002. The Company has recommended that 50% of the stranded costs allocable to residential and small to medium commercial and industrial customers and 25% of the stranded costs allocable to large industrial customers be immediately collected through a fixed charge, with all remaining stranded costs to be phased in during the Company's next rate case. The Company also recommended immediate elimination of its seasonal rates.

The Company cannot predict the nature or the outcome of any decision in this proceeding.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Form 10-Q

PART II. OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1 - Order of Maine Public Utilities Commission dated April 29, 2002 in Docket No. 2000-894 approving revised stipulation of WPS Complaint Settlement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE PUBLIC SERVICE COMPANY

(Registrant)

Date: May 13, 2002 By: /s/ Kurt A. Tornquist

Kurt A. Tornquist

Controller, Assistant Secretary and Assistant Treasurer

Exhibit 99.1

STATE OF MAINE
PUBLIC UTILITIES COMMISSION	Docket No. 2000-894
April 29, 2002
WPS ENERGY SERVICE, INC.	ORDER APPROVING
Complaint Requesting Commission Action to	REVISED STIPULATION
Amend or Alter Commission Order of
September 2, 1998 in Docket No. 1998-138
and Determine Whether Maine Public Service Co.
and/or Energy Atlantic Has Violated The
Requirement of the Order or the Provisions of
Chapters 301, 304, or 322

WELCH, Chairman; NUGENT and DIAMOND, Commissioners

I. SUMMARY

In this Order, we approve a Revised Stipulation (Stipulation) submitted to us by Maine Public Service Company (MPS), WPS Energy Services, Inc. (WPS), the Office of Public Advocate (OPA) and the Industrial Energy Consumers Group (IECG). The Revised Stipulation resolves all issues in this matter and revises and refines the standards governing employees shared by MPS, a regulated transmission and distribution (T&D) utility, and Energy Atlantic (EA), its unregulated energy marketing affiliate.

II. BACKGROUND

A. Procedural History

See Appendix A.

B. Factual and Legal Background

Section 3206 of Title 35-A allows affiliated interests of small investor-owned utilities to sell retail generation services to retail customers within and outside their service territories.[1] Section 3206 directs the Commission to promulgate rules to govern the extent of separation necessary between a small investor-owned transmission and distribution utility and its affiliated competitive electricity provider to avoid cross-subsidization and market power abuses. Pursuant to this legislative directive, the Commission has adopted Chapter 304 governing the standards of conduct between T&D utilities (including small investor-owned utilities) and their affiliated competitive providers.

[1] Small investor-owned utilities are defined as those investor-owned transmission and distribution utilities serving 50,000 or fewer retail customers. In its most recent annual report filed with the Commission, MPS reported that it was serving approximately 35,000 customers and thus qualifies as a small investor-owned utility.

Order Approving... -2- Docket No. 2000-894

Chapter 304, s.3(A) provides that a distribution utility may not, through a tariff provision or otherwise, give its affiliated competitive provider preference over non-affiliated competitive electricity providers. In addition, Chapter 304, s. 3(F) and 3(G) provide that a distribution utility shall process all similar requests for information in the same manner and within the same time period and prohibits the utility from sharing with any competitive electricity provider any market information developed by the utility in the course of responding to requests for distribution service. For an affiliated provider to offer competitive services, the distribution utility must have filed with the Commission an implementation plan which among other things contains a dispute resolution mechanism. Under Chapter 304, s. 3(K), employees may not be shared between a distribution utility and its affiliated competitive provider, unless the Commission explicitly allows an exemption upon specified findings.

In Maine Public Service Company, Request for Approval of Reorganization Approvals and Exemptions and for Affiliated Interest Transaction Approvals, Docket No. 98-138, Order (Sept. 2, 1998), we approved a management service agreement between MPS and Energy Atlantic (EA), an affiliated interest of MPS engaged in competitive electricity provider activities, which allowed MPS to perform overall management oversight through the sharing of the MPS president and one member of MPS's senior management. In approving the contract, the

Commission noted:

Our approval is premised on the nature of the management

oversight being similar to that of a board of directors, rather than that of executive management. As part of our conditions for approval, MPS is required to notify the Commission in

writing as to the information provided to EA and the means by which the information was disclosed to non-affiliated providers.

Order, Docket No. 98-138 at 11.

In its complaint of October 31, 2000, WPS alleged that Stephen Johnson, by acting as General Counsel for MPS and the Vice-President of MPS's unregulated activities, including EA, is in a position to have access to competitive confidential information to the disadvantage of EA's competitors; that in two contract unbundling cases, Mr. Johnson received confidential WPS price

Order Approving... -3- Docket No. 2000-894

information in his capacity as general counsel for MPS, and that Mr. Johnson's dual role could be used to undermine the Chapter 307 auction process.[2]

In addition to the problems associated with Mr. Johnson's dual role, WPS alleged that shortly after it acquired a retail aggregate customer group and enrolled it with MPS, EA contacted the customer group and asked if there was anything it could do to keep the customers from signing with WPS; that MPS violated Chapter 301 of the Commission's Rules by failing to provide WPS's name as the standard offer provider on its bills; that MPS has refused to include WPS's logo as part of its standard offer identification on MPS's consolidated bills in violation of section 3(D) of Chapter 322; and that MPS has routinely provided large customer usage data to EA but refused initially to provide such information to WPS.

WPS concluded that the sharing of MPS employees with EA and the dual role of Mr. Johnson are not in the public interest and create an unreasonable risk of causing an "anti-competitive" effect within the meaning of Chapter 304(K).

On November 17, 2000, MPS filed its response to WPS's complaint along with motions to dismiss and for summary judgment. On May 1, 2001, the Commission issued its Order Denying in Part and Granting in Part Motions to Dismiss and for Summary Judgment. In that Order, the Commission referred back to the parties, for processing under MPS's dispute resolution procedure, the following claims of violations made by WPS in its complaint:

1. disclosure of confidential WPS generation price information provided in contract unbundling proceedings;

2. disclosure of customer enrollment information to EA;

3. disparate treatment concerning provision of large customer usage data; and

4. failure to include its name as the standard offer provider on consolidated utility bills.

On June 29, 2001, William Devoe, the investigator selected to handle this dispute pursuant to MPS's Chapter 304 Implementation Plan, issued his proposed findings and decision on these issues. Under Section II(M)(iii) of

[2] Chapter 307 of our Rules sets out the procedure which utilities are to follow to sell capacity and energy from their generation assets which have not been divested pursuant to 35-A M.R.S.A. s. 3204(1).

Order Approving... -4- Docket No. 2000-894

MPS's Implementation Plan, MPS and the complainant may mutually agree to accept the investigator's findings as the full and final resolution of the dispute, but are not obligated to do so. At a July 5, 2001 case conference, counsel for MPS and counsel for WPS indicated that they had agreed to accept the findings and recommendations of the investigator as the full and final resolution of the matters referred back for informal dispute resolution. In light of the Commission's May 1, 2001 Order and the parties' acceptance of the investigator's report, the sole remaining issues in this case then were:

1) whether Mr. Johnson's involvement at Energy Atlantic exceeded the "manage like a board of directors" standard set forth in Docket No. 98-138;

2) whether experience suggests that Mr. Johnson's dual role is inherently problematic;

3) whether the conditions that supported employee sharing have materially changed since the issuance of the Commission's Order in Docket No. 98-138; and

4) if MPS and EA are to continue to share employees, whether a clarification of the "manage like a board of directors" standard is warranted.

On March 8, 2002, we received a Revised Stipulation signed by all parties to the case and also supported by our Advisory Staff, which resolves all of the above-referenced outstanding issues.

III. DESCRIPTION OF THE STIPULATION

The Stipulation proposes to amend the Order in Docket No. 98-138 to allow for the sharing of one MPS employee (MPS Designated Executive). This individual would be someone other than the MPS General Counsel and could provide oversight and management guidance, including strategic planning to EA. The Designated MPS Executive is authorized to discuss the management of EA with MPS senior management on a limited basis within the expertise and/or responsibility of such MPS senior managers. The Designated MPS Executive, however, may not be involved in certain activities (Restricted Activities) at MPS.

The Restricted Activities include participation in the standard offer process, participation in the Chapter 307 sale of MPS generation entitlements, negotiating or drafting any special rate contract with MPS customers or actively participating in the approval of such special rate contracts, and participating in any communications between MPS and a competitive electric provider (CEP) or an MPS customer regarding the terms of a CEP's service to any retail customer in the MPS service area. No outside attorney retained by MPS to represent the

Order Approving... -5- Docket No. 2000-894

Company in any of the Restricted Activities may also represent EA in any of the Restricted Activities. MPS's General Counsel may provide legal services to EA but may not provide representation to EA in any of the Restricted Activities nor can such individual provide representation in the negotiation, execution or enforcement of specific supply contracts between EA and its retail customers.

Under the terms of the Stipulation, the Designated MPS Executive is to maintain a detailed log of all contacts with EA employees. The Commission shall have the right, not more frequently than once a year, to conduct a compliance audit to determine whether MPS or EA has engaged in any violations of Chapter 304 of the Commission's Rules or MPS's Implementation Plan. The Stipulation further provides that no further Commission action shall be taken against MPS or EA as a result of any allegation raised in this proceeding or a result of any fact brought out during the discovery process in this case.

IV. DECISION

As we have stated on numerous occasions, to approve a stipulation the Commission must find that:

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

In this case, the Stipulation was entered into by all parties to this matter (MPS, WPS, the OPA and the IECG). The stipulating parties represent a sufficiently broad spectrum of interests to ensure that there is no appearance or reality of disenfranchisement.

Order Approving... -6- Docket No. 2000-894

There has not been any indication given by any party to this matter that the process that ultimately lead up to the Stipulation was anything but fair. We thus find that our second criterion has also been satisfied.

In deciding whether a stipulation is fair and consistent with the public interest, the entire stipulation must be considered as a package. Whether we disagree with a particular stipulation provision or would have come up with a different resolution were we deciding the case after litigation is not the question. Central Maine Power Company, Request for Approval of Alternative Rate Plan (Post-merger) "ARP 2000," Docket No. 99-666, Order Approving Stipulation at 13 (Nov. 16, 2000). The question is whether the particular proposal before us is reasonable and consistent with the public interest. See Docket No. 92-345 (Phase II), supra., Order at 3. In deciding this question, any detriments which have been raised must be weighed against the benefits of the stipulation.

On an overall basis, we believe the Stipulation fairly and reasonably resolves all outstanding issues in this case and appropriately balances the competing interests of the parties. The Stipulation helps ensure that EA will not unfairly benefit from its relationship with its regulated T&D affiliate, MPS, while at the same time the provisions do not unfairly restrict EA's ability to conduct its business. Thus, we find that the Stipulation furthers our goal of maintaining a level playing field for the participants in the northern Maine retail generation market.

The one provision of the Stipulation which causes us with some concern is paragraph 12 which provides:

The Commission shall have the right, not more frequently

than once a year, to conduct a full compliance audit to

determine whether either EA or MPS have engaged in any

violations of Chapter 304 or MPS's Implementation Plan.

This audit may be conducted at a time and by a law firm or

other third party investigator of the Commission's choosing

and shall be paid for by MPS, up to a total amount of $10,000 annually, which amount may not be recovered from MPS's

ratepayers....The audit agreed to in this paragraph is not

intended to limit the Commission's authority to otherwise

investigate or audit MPS pursuant to the Commission's

express statutory authority. (emphasis added)

On its face this language appears to limit our ability to audit MPS's relationship with EA. However, given the extremely broad powers given to us by 35-A M.R.S.A. s.112, 113, 707 and 1303, we do not believe, as a practical matter, that the language in the Stipulation in any way restricts our ability to further investigate or audit the relationship between MPS and EA should we find that such a

Order Approving... -7- Docket No. 2000-894

further investigation or audit is warranted. With this understanding, we find the Stipulation to be in the public interest and consistent with statutory requirements.

Accordingly, it is

O R D E R E D

1. That the Revised Stipulation entered into between the parties in this case and filed with the Commission on March 8, 2002 is approved. A copy of the Revised Stipulation is attached hereto and incorporated by reference.

2. That our Order of September 2, 1998 in Docket No. 98-138 is hereby modified in accordance with the terms of the Revised Stipulation approved herein.

Dated at Augusta, Maine, this 29th day of April, 2002.

BY ORDER OF THE COMMISSION

/s/ Dennis L. Keschl

Dennis L. Keschl

Administrative Director

COMMISSIONERS VOTING FOR: Welch

Nugent

Diamond

Order Approving... -8- Docket No. 2000-894

APPENDIX A

On October 31, 2000, WPS Energy Services, Inc. filed a complaint with the Commission against Maine Public Service Company pursuant to 35-A M.R.S.A. s. 1306, 3206 and 3206-A. In addition, as a part of this pleading, WPS petitioned the Commission, pursuant to the provisions of 35-A M.R.S.A. s. 1321, to alter or amend the Commission's decision in Docket No. 98-138.

On November 17, 2000, MPS filed its response to the complaint along with motions to dismiss and for summary judgment. In support of its motion for summary judgment, MPS filed affidavits from Stephen Johnson and Brent M. Boyles. On December 18, 2000, WPS filed its Opposition to Maine Public Service Company's Motion to Dismiss and for Summary Judgment, a Statement of Material Facts and Supporting Affidavits of Edward Howard, Tim Charette and Dwayne Conley. On January 5, 2001, MPS filed its Reply to the WPS Opposition along with its Statement of Material Facts As To Which There Is No Issue.

On May 1, 2001, the Commission issued its Order Denying in Part and Granting in Part Motions to Dismiss and For Summary Judgment in Docket No. 2000-894. In that Order, the Commission initiated this investigation and reopened its decision in Docket No. 98-138.[3]

A Procedural Order which provided interested persons with an opportunity to intervene in this matter was issued on May 23, 2001. Under the Procedural Order, WPS Energy Service, Inc. and Maine Public Service Company were considered parties at the outset. In addition, the Office of the Public Advocate, an intervenor in Docket No. 98-138, was also considered a party at the outset.

Timely petitions to intervene were filed by Central Maine Power Company and the Industrial Energy Consumers Group. In its petition, CMP claimed that as a transmission and distribution utility it was subject to the requirements of Chapters 301, 304 and 322 of the Commission's Rules and therefore it "is or may be substantially and directly affected by this proceeding." Counsel for MPS questioned whether CMP needed to participate in the factual aspects of the case. Based on the arguments at the conference, and with the consent of the parties, CMP was granted discretionary intervention status with participation limited to briefing and commenting on policy matters.

In its petition, the IECG claimed that "it has been and continues to be substantially and significantly involved in the development in competitive markets for electricity, not just in southern Maine, but on a statewide, regional and national levels." MPS argued that since the IECG had no members which were customers of MPS they were not directly affected by the outcome in this

[3]By way of a Procedural Order dated June 27, 2001, Docket No. 98-138 was consolidated in this docket and closed.

Order Approving... -9- Docket No. 2000-894

proceeding and, therefore, should not be given full party status. MPS indicated that it would agree to limited intervention similar to that granted to Central Maine Power Company whereby the IECG would receive all filings and could brief and comment on legal and policy questions. The Examiner concluded that, although the IECG would not directly and substantially be affected by the outcome of this proceeding, and therefore was not entitled to intervene as a matter of right under section 720 of the Commission's Rules of Practice and Procedure, the IECG's interest was sufficient to warrant full party status as a discretionary intervenor pursuant to MPUC Rules, ch. 110, s. 721.

On July 13, 2001, the Examiner issued a Procedural Order which found that there was a reasonable likelihood, given the narrowing of the issues in this case, that the remaining issues could be presented on a stipulated set of facts. A deadline of August 3, 2001 was established for either the parties to submit a stipulated set of facts or for MPS to submit its pre-filed testimony. At the request of the parties, this deadline was extended until September 7, 2001. On September 7, 2001, MPS submitted the pre-filed testimony of Stephen Johnson. A technical conference on Mr. Johnson's testimony was held on October 17, 2001.

A case conference was held on November 6, 2001 to discuss the next steps to bring this proceeding to a conclusion. At that time, all parties agreed that hearings were not necessary and the case could be presented to the Commission based on the discovery conducted to date (including the October 17, 2001 technical conference) and on briefs. The parties also agreed that it appeared possible that the remaining issues could be resolved through a negotiated agreement.

Following the case conference, a number of settlement conferences involving the parties and the Advisory Staff were held. On February 27, 2002, the Commission received a Stipulation entered into between MPS, WPS, the OPA and the IECG. On March 8, 2002, we received a Revised Stipulation which withdrew and replaced the earlier Stipulation.