Form 10-Q
period 2002-06-30
MAINE PUBLIC SERVICE CO
filed 2002-08-14
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of

The Securities Exchange Act of 1934

For Quarter Ended

June 30, 2002

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

Common Stock, $7.00 par value - 1,573,926 shares

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including a statement of consolidated operations for the quarter and six months ended June 30, 2002, and for the corresponding period of the preceding year; a consolidated balance sheet as of June 30, 2002, and as of December 31, 2001, the end of the Company's preceding fiscal year; and a statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through June 30, 2002, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Company and Subsidiaries at June 30, 2002 and December 31, 2001, and the results of their operations for the three and six months ended June 30, 2002 and their cash flows for the six months ended June 30, 2002, and for the corresponding period of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Operating Revenues	$8,048	$8,717	$19,047	$29,803
EA-Standard Offer Service Margin	5	(928)	412	55
Total Revenues	8,053	7,789	19,459	29,858
Operating Expenses
Energy Supply	1,315	2,107	2,516	12,834
T & D Operation & Maintenance	3,107	2,837	6,196	5,697
Depreciation	503	619	1,158	1,237
Amortization of Stranded Costs	2,182	2,498	4,643	4,672
Amortization	59	54	118	108
Taxes other than Income	357	345	714	692
(Benefit) Provision for Income Taxes	45	(422)	1,495	1,511
Total Operating Expenses	7,568	8,038	16,840	26,751
Operating Income (Loss)	485	(249)	2,619	3,107
Other Income (Deductions)
Equity in Income of Associated Companies	72	97	160	182
Allowance for Equity Funds Used During Construction	21	21	35	40
Provision for Income Taxes	(1)	110	(74)	65
Other - Net	(41)	(295)	45	(242)
Total	51	(67)	166	45
Income (Loss) Before Interest Charges	536	(316)	2,785	3,152
Interest Charges
Long-Term Debt & Notes Payable	411	617	805	1,291
Less Carrying Costs-Stranded Costs and Allowance for Borrowed Funds used During Construction	(273)	(250)	(523)	(495)
Total	138	367	282	796
Net Income (Loss) Available for Common Stock	$398	$(683)	$2,503	$2,356
Average Shares Outstanding (000's)	1,574	1,573	1,574	1,573
Basic & Diluted Earnings (Loss) Per Share	$0.25	$(0.43)	$1.59	$1.50
Dividends Declared per Common Share	$0.35	$0.32	$0.70	$0.64

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
	June 30, 2002	December 31,
ASSETS	(Unaudited)	2001
Utility Plant
Electric Plant in Service	$82,157	$82,665
Less Accumulated Depreciation	38,358	37,783
Net Electric Plant in Service	43,799	44,882
Construction Work-in-Progress	3,682	876
Total	47,481	45,758
Investment in Associated Companies
Maine Yankee Atomic Power Company	3,153	3,154
Maine Electric Power Company, Inc.	504	447
Total	3,657	3,601
Net Utility Plant and Investments	51,138	49,359
Current Assets
Cash and Cash Equivalents	7,953	5,496
Accounts Receivable - Net	4,321	5,544
Unbilled Base Revenue	1,052	1,094
Inventory	736	623
Prepayments	329	426
Total	14,391	13,183
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	21,427	24,708
Recoverable Seabrook Costs	15,554	16,109
Regulatory Assets - SFAS 109 & 106	7,547	7,597
Deferred Fuel and Purchased Energy Costs	11,985	12,107
Regulatory Asset - Power Purchase Agreement Restructuring	6,529	7,255
Unamortized Debt Expense	2,709	2,798
Deferred Regulatory Costs, less accumulated amortization	1,924	1,428
Total	67,675	72,002
Other Assets
Restricted Investments	6,483	8,104
Miscellaneous	782	643
Total	7,265	8,747
Total Assets	$140,469	$143,291
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$13,071	$13,071
Paid-in Capital	48	43
Retained Earnings	37,627	36,226
Treasury Stock, at cost	(6,603)	(6,609)
Total	44,143	42,731
Long-Term Debt (less current maturities)	31,340	33,765
Current Liabilities
Long-Term Debt Due Within One Year	3,015	1,175
Notes Payable	3,300	3,950
Accounts Payable	4,093	5,521
Deferred Revenue	4,815	1,090
Dividends Declared	551	551
Customer Deposits	41	22
Interest and Taxes Accrued	615	562
Total	16,430	12,871
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	21,427	24,708
Deferred Income Tax	22,504	21,906
Investment Tax Credits	204	220
Deferred Gain & Related Accounts-Generating Asset Sale	1,770	3,593
Miscellaneous	2,651	3,497
Total	48,556	53,924
Total Capitalization and Liabilities	$140,469	$143,291

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended
	June 30,
	2002	2001
Cash Flow From Operating Activities
Net Income	$2,503	$2,356
Adjustments to Reconcile Net Income to Net Cash Provided By (Used For) Operations
Depreciation	1,158	1,237
Amortization	673	681
Amortization of Deferred Gain from Asset Sale	(1,689)	(2,366)
Amortization of W/S Upfront Payment	726	-
Income on Tax Exempt Bonds-Restricted Funds	(33)	(169)
Deferred Income Taxes - Net	515	458
AFUDC	(46)	(55)
Change in Deferred Fuel & Purchased Energy	122	(181)
Change in Deferred Regulatory and Debt Issuance Costs	(534)	(370)
Change in Deferred Regulatory Liability - Transition Costs	(7)	(23)
Change in Deferred Regulatory Liability - NEIL Refund	(1,005)	-
Change in Benefit Obligation	374	231
Change in Current Assets and Liabilities	3,673	4,517
Other	(160)	899
Net Cash Flow Provided By Operating Activities	6,270	7,215
Cash Flow From Financing Activities
Dividend Payments	(1,102)	(1,007)
Retirements on Long-Term Debt	(585)	(525)
Short-Term Borrowings (Repayments), Net	(650)	(100)
Net Cash Flow Used For Financing Activities	(2,337)	(1,632)
Cash Flow From Investing Activities
Drawdown of Tax Exempt Bonds Proceeds	1,654	844
Investment in Electric Plant	(3,130)	(2,176)
Net Cash Flow Used For Investing Activities	(1,476)	(1,332)
Increase in Cash and Cash Equivalents	2,457	4,251
Cash and Cash Equivalents at Beginning of Period	5,496	611
Cash and Cash Equivalents at End of Period	$7,953	$4,862
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	$1,223	$4,796
Unbilled Revenue	42	2,144
Inventory	(113)	(204)
Prepayments	153	95
Accounts Payable & Accrued Expenses	2,349	(2,313)
Other Current Liabilities	19	(1)
Total Change	$3,673	$4,517
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$556	$1,752
Income Taxes	$1,379	$910

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

2. ENERGY ATLANTIC (EA)

EA's net loss for the second quarter of 2002 was $6,000 compared to a loss of $858,000 for the second quarter of last year. The decrease in net loss reflects the $1.08 million net-of-tax charge resulting from the settlement with Engage recognized in May, 2001, offset by the expiration of several large competitive retail contracts in Central Maine Power's (CMP) service territory, as well as the expiration of the standard offer service to customers in CMP's service territory on February 28, 2002 as described below.

During 2001, Energy Atlantic's sales were classified into two general categories: Standard Offer Service (SOS) in CMP's service territory and Competitive Energy Supply (CES) to individual retail customers. Except as stated below, the power for those sales was provided entirely under a Wholesale Power Sales Agreement (the "Agreement") with Engage Energy America, LLC ("Engage"). The Agreement expired on February 28, 2002.

Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed them in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin. During the second quarter of 2002, EA recognized $5,000 from SOS margin compared to a loss of $928,000 for the second quarter of 2001. This increase is due primarily to the $1.08 million net-of-tax charge resulting from the settlement with Engage recognized in May, 2001, offset by the expiration of SOS on February 28, 2002 and an increase in associated run-out expenses.

During a scheduled audit of the revenue and expenses accruing under the Agreement conducted by Engage's auditors on August of 2001, a discrepancy was identified between the reconciliation of KWH settled by CMP with ISO New England and transferred by ISO New England to Engage, and the KWH revenues achieved by Engage and EA through customer billing derived from actual meter readings. The August 2001 audit noted that this discrepancy was negative in some months and positive in others during the preceding year. As a precautionary measure, on January 21, 2002, EA and Engage agreed to instruct the Escrow Agent to maintain $1.5 million in the escrow account until the completion of the scheduled final audit of the contract activity, the expiration of the Escrow Agreement, and the release of EA from further obligations pertaining to the Agreement. When final billing information for the month following the February 28, 2002 expiration of the SOS activity in CMP's service territory was received, EA determined that SOS MWH billed to residential and small commercial customers by CMP exceeded the MWH allocated to the SOS activity by ISO New England by approximately 152,000 MWH, or approximately 2% of the total load charged to the SOS over the two-year period. The associated $6.1 million represents additional cash and revenue to be distributed to and shared by EA and Engage. EA's share is expected to be $4.8 million. The final audit is currently in process, and the closure of the contractual obligations between Engage and EA is expected to occur in September of 2002. Through June 30, 2002, EA has recognized revenues based on the MWH allocated to the SOS by ISO New England, thereby excluding the impact of the discrepancy. The after-tax impact on EA's net income based on the information currently available would be approximately $2.9 million, or $1.84 per share. Management believes the difference in MWH is a result of the difference between estimated and actual line loss or the estimating process ISO New England uses to report the amount of energy transferred to individual energy providers. Management believes the SOS customers were billed only for the energy delivered according to their meters as read by CMP. Potential revenue associated with this discrepancy will not be recorded until certain events have occurred including: 1) the audit of EA's contract with Engage is completed and Engage issues the formal release of EA from any future claims against the funds received and approves the distribution of all amounts held in escrow; and 2) management receives confirmation from ISO New England and CMP that all amounts reported are final. Although management anticipates these contingencies will be resolved during September of 2002, it cannot predict with absolute certainty the final outcome.

EA has entered into a contract for 40% of the output of the Wheelabrator-Sherman energy facility for the two years beginning March 1, 2002. The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide power for additional CES sales in the Company's service territory. This is EA's first take-or-pay contract, which carries more counterparty risk than others entered into to date. To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company's service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power's avoided cost, subject to a floor and ceiling. Currently, all output has been sold to CES customers, therefore limiting the risk that energy will be sold to NB Power. In addition, NB Power will sell power to EA when load exceeds W-S output at a fixed on and off-peak rate.

The following illustrates each type of EA's risk exposure related to these contracts for supply and sales:

- Counterparty risk includes the possibility of the other parties' failure to fulfill their contractual obligations to EA such as

a) Deliverability risk, referring to EA not being able to serve contracted load due to the supplier's failure to provide energy.

b) Transmission risk, indicating EA's reliance on the utilities, such as the Company, Central Maine Power and Bangor Hydro Electric, to physically transport energy to EA's customers.

c) Credit risk exposure, depending on EA's customers' ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

- Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market. This would occur (1) if energy is not available from the W-S, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied or (2) if the existing customer load deteriorated and NB Power could not buy the excess power from WS, as contracted.

- Forecasting risk exposure includes possible inaccuracy in the estimation of energy supply requirements. One of EA's suppliers requires a 24-month forecast of load for each commitment to a 1 MW block of energy. Although there is no penalty for not using all of the energy, EA is assessed a penalty for using more than the amount contracted.

- Market-based cost risk is exposure to transactions tied to market indexes, such as the arrangement to sell excess W-S power to NB Power at a current market-indexed rate

EA's CES sales to retail customers during 2002 will produce far less revenue than EA earned from SOS in CMP's territory, however the outcome of the final contract settlement with Engage, as discussed above, could have a favorable impact on earnings in 2002. The Company is reviewing EA's current business model and is evaluating a possible exit from the CES market or entering a joint venture to reduce risks, while exploring other energy-related business opportunities.

The Company operates in two segments, with Maine Public Service Company (MPS) providing regulated transmission and distribution services and EA performing power marketing activity as described above. The segments' activity for the three months ended June 30, 2002 and 2001 is summarized in the table below.

Three Months Ended

(Dollars in Thousands)

		6/30/02			6/30/01
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$1,647	$6,401	$8,048	$2,259	$6,458	$8,717
EA Standard Offer Service Margin	5	-	5	(928)	-	(928)
Total Revenues	1,652	6,401	8,053	1,331	6,458	7,789
Operations & Maintenance Expense	1,687	5,836	7,523	2,523	5,937	8,460
Taxes	(4)	49	45	(561)	139	(422)
Total Operating Expenses	1,683	5,885	7,568	1,962	6,076	8,038
Operating Income (Loss)	(31)	516	485	(631)	382	(249)
Other Income & Deductions	31	20	51	(224)	157	(67)
Income Before Interest Charges	-	536	536	(855)	539	(316)
Interest Charges	6	132	138	3	364	367
Net Income (Loss)	$(6)	$404	$398	$(858)	$175	$(683)

Six Months Ended

(Dollars in Thousands)

		6/30/02			6/30/01
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$3,047	$16,000	$19,047	$13,482	$16,321	$29,803
EA Standard Offer Service Margin	412	-	412	55	-	55
Total Revenues	3,459	16,000	19,459	13,537	16,321	29,858
Operations & Maintenance Expense	3,245	12,100	15,345	13,551	11,689	25,240
Taxes	101	1,394	1,495	(71)	1,582	1,511
Total Operating Expenses	3,346	13,494	16,840	13,480	13,271	26,751
Operating Income	113	2,506	2,619	57	3,050	3,107
Other Income & Deductions	51	115	166	(171)	216	45
Income (Loss) Before Interest Charges	164	2,621	2,785	(114)	3,266	3,152
Interest Charges	6	276	282	3	793	796
Net Income (Loss)	$158	$2,345	$2,503	$(117)	$2,473	$2,356
Total Assets	$8,903	$131,566	$140,469	$5,078	$138,213	$143,291

3. REGULATORY MATTERS

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2002

On May 8, 2001, the MPUC issued a notice of investigation to determine whether the Company's annual recovery of $12.5 million in stranded investment must be changed, effective March 1, 2002, to reflect any changes in its stranded costs. On July 12, 2001, the Company filed its proposal in which it advocated continuing the $12.5 million annual recovery of stranded costs and also proposed to begin the recovery of deferred amounts associated with the discounted rates it had made available to certain industrial customers. Also at issue in the proceeding was the Company's receipt of a $1,005,000 insurance refund associated with Maine Yankee. As of December 31, 2001, the Company reflected the refund as a miscellaneous deferred credit. A stipulation approved by the MPUC on January 7, 2002, with the appropriate order issued on February 27, 2002, includes annual stranded cost recovery of $11,540,000 and a 15% sharing of the Maine Yankee insurance refund with the Company's shareholders, thereby leaving the rates charged to core retail customers the same.

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

The Company originally believed stranded costs should be recovered through fixed charges that its customers cannot avoid by reducing or eliminating their usage. The Company, together with CMP and BHE, filed testimony in support of its position on April 16, 2002. The Company recommended that 50% of the stranded costs allocable to residential and small to medium commercial customers and 25% of the stranded cost allocable to large industrial customers be immediately collected through a fixed charge, with all remaining stranded costs to be phased in during the Company's next rate case. The Company also recommended immediate elimination of its seasonal rates. After further review of the impact of these proposed changes, which had no overall revenue impact, the Company filed a motion to be permitted to withdraw or be released from this proceeding. The Company stated that its service territory was located in a retail energy market that was distinct from that of CMP or BHE. Because the Company has not filed an Alternative Rate Plan (ARP), as have CMP and BHE, management also wished to reconsider its rate design options and, at the same time, avoid promoting any billing structures that might limit or conflict with those options. On July 30, 2002, the Company filed a Stipulation with the Commission, signed by the parties to the proceeding, to withdraw, without prejudice from the investigation. The Company cannot predict the nature or the outcome of any decision in this proceeding.

Federal Energy Regulatory Commission (FERC) Approves Increase in Retail Transmission Rates

The FERC approved wholesale transmission rates effective June 1, 2002 in Docket No. ER00-1053. On August 6, 2002, the Company notified the MPUC of its intention to implement the associated transmission component of its retail transmission and distribution (T&D) rates effective September 1, 2002. The FERC maintains jurisdiction over all transmission rates. This implementation is expected to increase T&D rates by 2%. The parties to the FERC Docket No. ER00-1053 are currently generating data requests concerning the wholesale increase, to which the Company is responding. Although the Company expects to resolve the questions without further rate adjustment, it cannot predict the final outcome of this proceeding.

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

	(Dollars in Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Current income taxes	$(207)	$(692)	$998	$973
Deferred income tax	261	168	586	489
Investment credits	(8)	(8)	(15)	(16)
Total income taxes	$46	$(532)	$1,569	$1,446
Allocated to:
Operating Income	$45	$(422)	$1,495	$1,511
Other income	1	(110)	74	(65)
Total	$46	$(532)	$1,569	$1,446

For the six months ended June 30, 2002 and 2001, the effective income tax rates were 38.7% and 38.0%, respectively. The principal reasons for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary and flow through items, principally Seabrook amortization, required by regulation and state income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of June 30, 2002 and December 31, 2001.

	(Dollars in Thousands)
	June 30,	December 31,
	2002	2001
Seabrook	$8,805	$8,898
Property	6,677	6,663
Flexible pricing revenue	623	535
Deferred fuel	3,904	4,140
Generating asset sale	(284)	(1,013)
W/S up-front payment	2,605	2,894
Pension and post-retirement benefits	(178)	(74)
Other	352	(137)
Net accumulated deferred income taxes	$22,504	$21,906

5. MAINE YANKEE

The Company owns 5% of the Common Stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant.

The MPUC, on January 27, 2002, approved a Stipulation providing for the recovery of stranded investment, for a two-year period March 1, 2002 until February 29, 2004, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs, and the remaining Maine Yankee investment. As of June 30, 2002, deferred fuel of $12.0 million is reflected as a regulatory asset, which includes the Maine Yankee replacement power costs, as well as deferred Wheelabrator-Sherman fuel costs.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December 1998, June 1999, September 2000, February 2001, December 2001, March 2002 and again in May, 2002, Maine Yankee updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of June 30, 2002 is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $21.4 million, which reflects the Company's 5% share of Maine Yankee's May 2002 revised estimate of the remaining decommissioning costs.

In May 2000, Maine Yankee terminated its decommissioning operations contract with Stone & Webster Engineering Corporation (Stone & Webster) pursuant to terms of the contract. Stone & Webster disputed Maine Yankee's grounds for the termination. In June 2000 Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

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

After extensive discovery and resolution of certain preliminary issues by the court, in December 2001 Maine Yankee and Federal entered into a settlement agreement pursuant to which Federal paid Maine Yankee $44 million on January 18, 2002. The settlement was reflected on Maine Yankee's 2001 financial statements. That amount represents full payment under the performance bond, plus an additional amount under the payment bond reflecting certain payments previously made by Maine Yankee to subcontractors and suppliers who had not been fully paid by Stone & Webster. Maine Yankee deposited the payment in its decommissioning trust fund to offset past and future expenses resulting from the failures of Stone & Webster.

Maine Yankee has continued to pursue its claim for damages that was originally filed against Stone & Webster and its parent corporations in August 2000 in the Bankruptcy Court in Delaware. After recognizing the payment from Federal, Maine Yankee has asserted a right to recover an additional $21 million in that court from the bankruptcy estates. In February 2002 Stone & Webster filed a claim for approximately $7 million against Maine Yankee in the Bankruptcy Court in Delaware for alleged breaches of contract and to subordinate any Maine Yankee's claims. On May 30, 2002, the court concluded extensive hearings and argument by allowing a claim in favor of Maine Yankee under section 502 (c) of the Bankruptcy Code, in the estimated amount of $20.8 million against each of the three principal estates (jointly and severally). The Court's ruling also effectively precluded approximately $4 million of Stone & Webster's February 2002 claim against Maine Yankee, while offering no opinion or findings on the remainder, the resolution of which will, if necessary, be the subject of further motions and proceedings. The actual cash amount to be recovered by Maine Yankee on this allowed claim remains contingent on a number of factors beyond Maine Yankee's control, including without limitation the extent to which the bankruptcy estates ultimately have assets available to pay the claim, the ultimate disposition of Stone & Webster's February 2002 claim, possible reconsideration of the ruling in the future based on actual expenses of completing the decommissioning, and the effect, if any, of any appeal of the May 30 decision by the bankruptcy estates. Maine Yankee therefore cannot predict the final outcome of the Bankruptcy Court proceeding.

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its Common Stock periodically through 2008. On September 27, 2001 and June 27, 2002, Maine Yankee's Board of Directors voted to redeem 75,200 shares and 22, 600 shares, respectively, thereby reducing the number of shares outstanding by 20%. On October 4, 2001 and July 17, 2002, the Company received approximately $500,000 and $150,000, respectively, for the shares redeemed by Maine Yankee.

6. WPS COMPLAINT

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

In its September 2, 1998 Order in Docket No. 98-138 authorizing the formation of EA, the Commission allowed the Company and EA to share the services of certain employees under certain conditions on the ground that such sharing was in the public interest and would not have any anti-competitive effect on the retail market for electricity. WPS claimed that the sharing did not conform to the conditions set forth in the order and that, in any event, the Commission should find such sharing not in the public interest, thereby amending its original September 2, 1998 Order. The Complaint and Petition to Amend the September 2, 1998 Order, in addition to requesting a prohibition on the sharing of certain employees, particularly Maine Public Services Company's General Counsel, also sought a formal investigation of the Complaint, penalties for any violations of the Commission's rules and certain specific relief for violations of Chapter 304. In its response, the Company strongly denied the allegations in the WPS Complaint and asked the Commission to dismiss the Complaint and for Summary Judgement in its favor.

On May 1, 2001, the Commission issued its Order in this matter, finding that some counts in the WPS Complaint should be dismissed but that others raised factual issues that could be resolved only through a more formal hearing process. The Commission declined, however, to take initial jurisdiction over the Complaint. Instead the Commission ordered the parties to submit their dispute to the informal dispute resolution process set forth in MPS's Chapter 304 Implementation Plan. Under this Plan, the dispute must be submitted to an independent law firm which must issue its decision within 30 days. Only if the matter is not resolved to both parties' satisfaction would the Commission then take jurisdiction over the dispute. The Commission also stated that it would open an investigation into the issue of whether MPS's General Counsel's dual role with MPS and EA is inherently problematic and the standards that should govern any MPS employees who also provide services to EA. A schedule for this investigation was not then announced.

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

7. STOCK COMPENSATION PLAN

Upon approval by the Company's shareholders in June of 2002, the Company adopted the 2002 Stock Option Plan (the Plan). The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Executive Compensation Committee of the Board, who are not employees of the Company or any Subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option's maximum term is 10 years. The Board, based on a recommendation of the Executive Compensation Committee, modified the grant agreement to the Company's new President & CEO to lessen the economic liability to the Company. Originally the grant provided for the vesting of all 52,500 options scheduled to be awarded to the Company's new President and CEO over ten years should a change of control of the Company occur. As modified, the change of control provisions were eliminated and the three-year vesting schedule will be followed.

The Company accounts for the fair value of its grants under the plan in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The effect of the grants on compensation expense for the quarter ended June 30, 2002 was immaterial.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 4.7 percent; expected volatility of 20 percent, risk-free interest rate of 4.6%; and expected lives of 7 years.

A summary of the status of the Company's stock option plan as of June 30, 2002, and changes during the quarter then ended is presented below:

Options	Shares (000)	Exercise Price
Outstanding at March 31, 2002	-	-
Granted	5,250	$30.45
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2002	5,250
Options exercisable at June 30, 2002	0
Weighted-average fair value of options granted during the quarter	$4.58

The following table summarizes information about fixed stock options outstanding at June 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 06/30/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 06/30/02	Weighted-Average Exercise Price
$30.45	5,250	9.9 years	30.45	-	-

8. NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long Lived Assets", effective January 1, 2002. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale and also resolves significant implementation issues related to Statement 121. The adoption of this statement had no impact on its financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, there is no amortization of goodwill or intangible assets with indefinite lives. Impairment of these assets will need to be assessed annually. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, and must be applied at the beginning of a fiscal year and to all goodwill and other intangible assets recognized in the financial statements at that date. The adoption of this statement on January 1, 2002 had no impact on the Company's financial position or results of operations, as the Company shows no goodwill or intangible assets on its Balance Sheets.

For all business combinations subsequent to June 30, 2001, the Company is required to apply the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." SFAS 141 requires the use of the purchase method of accounting for all business combinations. Goodwill will initially be recognized as an asset and measured as the excess of the costs of the acquired entity over the net amounts assigned to the assets acquired and liabilities assumed. An intangible asset other than goodwill will be recognized as an asset apart from goodwill if that asset arises from contractual or legal rights. The Company has not entered into any business combination to which this pronouncement applies.

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

Results of Operations

The Company earns revenue from its own transmission and distribution (T&D) operations as well as the activities of its wholly-owned unregulated marketing subsidiary, Energy Atlantic, LLC (EA) and its wholly-owned Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (ME&NB). For purposes of the discussion below, ME&NB results are included in Core T&D.

Net income (loss) and earnings (loss) per share for the three months ended June 30, 2002 along with the corresponding information for the previous year are as follows:

	2002	2001
Net Income
Core T&D	$404	$175
EA	(6)	(858)
Total Company	$398	$(683)
Earnings Per Share
Core T&D	$.25	$.11
EA	-	(.54)
Total Company	$.25	$(.43)

As may be seen, there was improvement in the net income resulting from both EA and Core T&D. EA is separately discussed below.

Net income from Core T&D more than doubled, from $175,000 in the second quarter of 2001 to $404,000 in the second quarter of 2002.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

For the second quarter of 2002 compared to the same quarter last year, the increase in consolidated earnings per share (EPS) of $.68 is attributable to the following:

Change in EPS - Second Quarter of 2002

Compared to Second Quarter of 2001
EPS Increase (Decrease)
Increase in Energy Atlantic net income	$.54
Impact of stranded cost regulatory stipulations	.08
Increase in wheeling and retail revenues	.07
Reduction in net interest costs due to lower rates	.07
Increase in employee salary, benefit and other administrative expenses	(.08)
Total	$.68

Consolidated operating revenues for the quarters ended June 30, 2002 and 2001, are as follows:

	2002		2001
(Dollars in Thousands)	$	MWH	$	MWH
Maine Public Service (MPS)
- Retail	6,226	127,014	6,153	123,445
- Other Revenues	175		305
Energy Atlantic, LLC (EA)
- Competitive Energy Supply	1,647	30,312	2,259	48,076
- Standard Offer Margin	5	1,690	(928)	809,165
Totals	8,053	159,016	7,789	980,686

MPS retail sales increased by 2.9% (3,569 MWH), reflecting increases in sales to large commercial customers of 10.8% (4,066 MWH) and a 3.9% increase (1,493 MWH) in residential sales, offset by decreases in sales to medium and small commercial customers of 4.3% (2,006 MWH). The $130,000 decrease in Other Revenues is due primarily to a $67,000 decrease in flexible pricing revenue according to the regulatory stipulation in Docket 2001-240, as discussed below in Part II, Item 1, "Legal Proceedings".

Competitive Energy Supply revenues of the Company's wholly-owned marketing subsidiary, Energy Atlantic, LLC (EA) decreased by $612,000 due to the expiration of several large retail customer contracts during 2001. The Standard Offer Service (SOS) margin increased $933,000, due to the recognition of the contract settlement of $1.8 million with Engage in May, 2001, offset by the expired SOS and associated run-out expenses. See discussion below in "Energy Atlantic Operations".

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

For the quarters ended June 30, 2002 and 2001, total operating expenses were $7,568,000 and $8,038,000, respectively. Energy supply expenses for EA were as follows:

	2002		2001
	$	MWH	$	MWH
Energy Supply
EA Competitive Energy Supply	$1,315	30,312	$2,107	48,076
EA Standard Offer Service	-	1,690	-	809,165
Total Energy Supply	$1,315	32,002	$2,107	857,241

With the start of retail competition on March 1, 2000, EA began selling to retail customers, and MPS itself now provides transmission and distribution (T&D or delivery) services only, no longer purchasing or generating energy supply for its customers. Compared to the second quarter of 2001, CES purchases by EA decreased by 17,764 MWH, or $792,000, and SOS purchases by EA decreased by 807,475 MWH due to the expired contracts discussed above. Only the gross margin of SOS activity is recorded, therefore no energy supply expenses are recognized.

T&D operation and maintenance expenses, as well as stranded costs, are as follows:

	2002	2001	Increase (Decrease)
T&D Operation and Maintenance
Transmission and Distribution	$765	$732	$33
Customer Accounting and General Administrative	2,009	1,769	240
Energy Atlantic	333	336	(3)
Total T&D Operation and Maintenance	$3,107	$2,837	$270

Stranded Costs
Wheelabrator-Sherman	$2,039	$2,369	$(330)
Maine Yankee	763	795	(32)
Seabrook	277	277	-
Deferred Fuel	(323)	75	(398)
Special Discounts	70	-	70
Amortization of Gain from Asset Sale	(644)	(1,018)	374
Total Stranded Costs	$2,182	$2,498	$(316)

Customer accounting and general administrative expenses increased by $240,000, reflecting increases inemployee salaries and benefits, regulatory and legal expenses.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

The Company recognized $2,182,000 of stranded costs in the second quarter of 2002, compared to $2,498,000 in the second quarter of 2001. MPS continues to purchase power from Wheelabrator-Sherman (W-S) under an agreement that expires in 2006, at prices above current market conditions. Beginning on March 1, 2000, as a result of competitive bidding, the output from W-S is sold to the successful bidder, and the above-market amount is included in stranded cost amortization rather than energy supply. The decrease in amortization of stranded costs of $316,000 reflects a decrease in net W-S costs of $330,000 and a $398,000 decrease in deferred fuel recognition, partially offset by a $374,000 increase in the asset sale gain recognition. Stranded costs include the W-S above-market costs discussed above, less amortization of the deferred gain from the 1999 sale of the Company's generating assets, in accordance with a Stipulation approved by the MPUC.

Energy Atlantic Operations

EA's net loss for the second quarter of 2002 was $6,000 compared to a loss of $858,000 for the second quarter of last year. The decrease in net loss reflects the $1.08 million net-of-tax charge resulting from the settlement with Engage recognized in May, 2001, offset by the expiration of several large competitive retail contracts in Central Maine Power's (CMP) service territory, as well as the expiration of the standard offer service to customers in CMP's service territory on February 28, 2002 as described below.

During 2001, Energy Atlantic's sales were classified into two general categories: Standard Offer Service (SOS) in CMP's service territory and Competitive Energy Supply (CES) to individual retail customers. Except as stated below, the power for those sales was provided entirely under a Wholesale Power Sales Agreement (the "Agreement") with Engage Energy America, LLC ("Engage"). The Agreement expired on February 28, 2002.

Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed them in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin. During the second quarter of 2002, EA recognized $5,000 from SOS margin compared to a loss of $928,000 for the second quarter of 2001. This increase is due primarily to the $1.08 million net-of-tax charge resulting from the settlement with Engage recognized in May, 2001, offset by the expiration of SOS on February 28, 2002 and an increase in associated run-out expenses.

During a scheduled audit of the revenue and expenses accruing under the Agreement conducted by Engage's auditors on August of 2001, a discrepancy was identified between the reconciliation of KWH settled by CMP with ISO New England and transferred by ISO New England to Engage, and the KWH revenues achieved by Engage and EA through customer billing derived from actual meter readings. The August 2001 audit noted that this discrepancy was negative in some months and positive in others during the preceding year. As a precautionary measure, on January 21, 2002, EA and Engage agreed to instruct the Escrow Agent to maintain $1.5 million in the escrow account until the completion of the scheduled final audit of the contract activity, the expiration of the Escrow Agreement, and the release of EA from further obligations pertaining to the Agreement. When final billing information for the month following the February 28, 2002 expiration of the SOS activity in CMP's service territory was received, EA determined that SOS MWH billed to residential and small commercial customers by CMP exceeded the MWH allocated to the SOS activity by ISO New England by approximately 152,000 MWH, or approximately 2% of the total load charged to the SOS over the two-year period. The associated $6.1 million represents additional cash and revenue to be distributed to and shared by EA and Engage. EA's share is expected to be $4.8 million. The final audit is currently in process, and the closure of the contractual obligations between Engage and EA is expected to occur in September of 2002. Through June 30, 2002, EA has recognized revenues based on the MWH allocated to the SOS by ISO New England, thereby excluding the impact of the discrepancy. The after-tax impact on EA's net income based on the information currently available would be approximately $2.9 million, or $1.84 per share. Management believes the difference in MWH is a result of the difference between estimated and actual line loss or the estimating process ISO New England uses to report the amount of energy transferred to individual energy providers. Management believes the SOS customers were billed only for the energy delivered according to their meters as read by CMP. Potential revenue associated with this discrepancy will not be recorded until certain

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

events have occurred including: 1) the audit of EA's contract with Engage is completed and Engage issues the formal release of EA from any future claims against the funds received and approves the distribution of all amounts held in escrow; and 2) management receives confirmation from ISO New England and CMP that all amounts reported are final. Although management anticipates these contingencies will be resolved during September of 2002, it cannot predict with absolute certainty the final outcome.

EA has entered into a contract for 40% of the output of the Wheelabrator-Sherman energy facility for the two years beginning March 1, 2002. The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide power for additional CES sales in the Company's service territory. This is EA's first take-or-pay contract, which carries more counterparty risk than others entered into to date. To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company's service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power's avoided cost, subject to a floor and ceiling. Currently, all output has been sold to CES customers, therefore limiting the risk that energy will be sold to NB Power. In addition, NB Power will sell power to EA when load exceeds W-S output at a fixed on and off-peak rate.

The following illustrates each type of EA's risk exposure related to these contracts for supply and sales:

- Counterparty risk includes the possibility of the other parties' failure to fulfill their contractual obligations to EA such as

(a) Deliverability risk, referring to EA not being able to serve contracted load due to the supplier's failure to provide energy.

(b) Transmission risk, indicating EA's reliance on the utilities, such as the Company, Central Maine Power and Bangor Hydro Electric, to physically transport energy to EA's customers.

(c) Credit risk exposure, depending on EA's customers' ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

- Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market. This would occur (1) if energy is not available from the W-S, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied or (2) if the existing customer load deteriorated and NB Power could not buy the excess power from WS, as contracted.

- Forecasting risk exposure includes possible inaccuracy in the estimation of energy supply requirements. One of EA's suppliers requires a 24-month forecast of load for each commitment to a 1 MW block of energy. Although there is no penalty for not using all of the energy, EA is assessed a penalty for using more than the amount contracted.

- Market-based cost risk is exposure to transactions tied to market indexes, such as the arrangement to sell excess W-S power to NB Power at a current market-indexed rate

EA's CES sales to retail customers during 2002 will produce far less revenue than EA earned from SOS in CMP's territory, however the outcome of the final contract settlement with Engage, as discussed above, could have a favorable impact on earnings in 2002. The Company is reviewing EA's current business model and is evaluating a possible exit from the CES market or entering a joint venture to reduce risks, while exploring other energy-related business opportunities.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Liquidity

Net cash flows from operating activities were $6,270,000 for the first six months of 2002. For the period, the Company paid $1,102,000 in dividends and drew down $1,654,000 of proceeds from the tax-exempt revenue bonds, based on qualifying property additions. The Company also paid scheduled sinking fund payments of $585,000 on long-term debt and decreased short-term borrowings by $650,000. For the period, the Company invested $3,130,000 in electric plant.

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

Revolving Credit Agreement and Letters of Credit Extensions

On May 23, 2002, the Company's $6 million revolving credit agreement with two participating banks was extended until June 8, 2004. The agreement contains certain restrictive covenants including interest coverage tests and debt-to-equity ratios. As of June 30, 2002, the Company was in compliance with these covenants.

The Maine Public Utility Financing Bank (MPUFB) has issued its tax-exempt bonds on behalf of the Company for the construction of qualifying distribution property. Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series has $13.6 million outstanding at June 30, 2002 and is due in 2021. On October 19, 2000, the 2000 Series of bonds were issued in the amount of $9 million with these bonds due in 2025. The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property and, as of June 30, 2002, approximately $4.1 million is available. For both tax-exempt bond series, a long-term note was issued under a loan agreement between the Company and the MPUFB with the Company agreeing to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York has separately issued its direct pay letters of credit (LC's) for the benefit of the holders of each series of bonds. Both LC's were due to expire in June 2002, and were extended to June 8, 2004. In addition, the Company issued $14.4 million in Second Mortgage Bonds due 2021 to secure its obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, replacing $15.875 million of second mortgage bonds issued in 1996 that were due in June 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with three variable rate debt issues of the regulated business as of June 30, 2002 for purposes other than trading. These issues are discussed in detail in the Company's 2001 Annual Report, which is Exhibit 13 of the Company's 2001 Form 10-K. The discussion occurs in Note 10, "SFAS No. 133", of the Notes to Consolidated Financial Statements.

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

The Complaint alleges that the Company has violated various provisions of Chapter 304 of the MPUC's Regulations governing relations between the Company and all CEPs, including the Company's own marketing subsidiary, Energy Atlantic, LLC (EA). According to the Complaint, various of the Company's employees have engaged in conduct that either awards EA a competitive advantage over other CEPs or has burdened WPS with an unfair disadvantage relative to EA. These allegations include such practices as denying WPS information made available to EA, or providing EA with information about WPS's customers that is not available publicly. The Company does not believe it has in any way violated any provisions of Chapter 304 and has so argued to the MPUC. In its September 2, 1998 Order in Docket No. 98-138 authorizing the formation of EA, the Commission allowed the Company and EA to share the services of certain employees under certain conditions on the ground that such sharing was in the public interest and would not have any anti-competitive effect on the retail market for electricity. WPS claimed that the sharing did not conform to the conditions set forth in the Order and that, in any event, the Commission should find such sharing not in the public interest, thereby amending its original September 2, 1998 Order. The Complaint and Petition to Amend the September 2, 1998 Order, in addition to requesting a prohibition on the sharing of certain employees, particularly Maine Public Service Company's General Counsel, also sought a formal investigation of the Complaint, penalties for any violations of the Commission's rules and certain specific relief for violations of Chapter 304. In its response, the Company strongly denied the allegations in the WPS Complaint and asked the Commission to dismiss the Complaint and for Summary Judgment in its favor.

On May 1, 2001, the Commission issued its Order in this matter, finding that some counts in the WPS Complaint should be dismissed but that others raised factual issues that could be resolved only through a more formal hearing process. The Commission declined, however, to take initial jurisdiction over the Complaint. Instead, the Commission ordered the parties to submit their dispute to the informal dispute resolution process set forth in MPS's Chapter 304 Implementation Plan. Under this Plan, the dispute must be submitted to an independent law firm which must issue its decision within 30 days. Only if the matter is not resolved to both parties' satisfaction would the Commission then take jurisdiction over the dispute. The Commission also stated that it would open an investigation into the issues of whether MPS's General Counsel's dual role with MPS and EA is inherently problematic and the standards that should govern any MPS employees who also provide services to EA. A schedule for this investigation was not then announced.

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

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (continued)

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

(b) Maine Public Utilities Commission Investigation of Maine Public Service Company's Stranded Cost Revenue Requirement in MPUC Docket No. 0l-240

On May 8, 2001, the MPUC issued a notice of investigation to determine whether the Company's annual recovery of $12.5 million in stranded investment must be changed, effective March 1, 2002, to reflect any changes in its stranded costs. On July 12, 2001, the Company filed its proposal in which it advocated continuing the $12.5 million annual recovery of stranded costs and also proposed to begin the recovery of deferred amounts associated with the discounted rates it had made available to certain industrial customers. Also at issue in the proceeding was the Company's receipt of a $1,005,000 insurance refund associated with Maine Yankee. As of December 31, 2001, the Company reflected the refund as a miscellaneous deferred credit. A stipulation approved by the MPUC on January 7, 2002, with the appropriate order issued on February 27, 2002, includes annual stranded cost recovery of $11,540,000 and a 15% sharing of the Maine Yankee insurance refund with the Company's shareholders, thereby leaving the rates charged to core retail customers the same.

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

The Company originally believed its stranded costs should be recovered through fixed charges that its customers cannot avoid by reducing or eliminating their usage. The Company, together with CMP and BHE, filed testimony in support of its position on April 16, 2002. The Company recommended that 50% of the stranded costs allocable to residential and small to medium commercial and industrial customers and 25% of the stranded costs allocable to large industrial customers be immediately collected through a fixed charge, with all remaining stranded costs to be phased in during the Company's next rate case. The Company also recommended immediate elimination of its seasonal rates. After further review of the impact of these proposed changes, which had no overall revenue impact, the Company filed a motion to be permitted to withdraw or be released from this proceeding. The Company stated that its service territory was located in a retail energy market that was distinct from that of CMP or BHE. Because the Company has not filed an Alternative Rate Plan (ARP), as have CMP and BHE, management also wished to reconsider its rate design options and, at the same time, avoid promoting any billing structures that might limit or conflict with these options. On July 30, 2002, the Company filed a stipulation with the Commission, signed by the parties to the proceeding, to withdraw, without prejudice from the investigation. The Company cannot predict the nature or the outcome of any decision in this proceeding.

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (Continued)

(d) Federal Energy Regulatory Commission (FERC) Approves Increase in Retail Transmission Rates

The FERC approved wholesale transmission rates effective June 1, 2002 in Docket No. ER00-1053. On August 6, 2002, the Company notified the MPUC of its intention to implement the associated transmission component of its retail transmission and distribution (T&D) rates effective September 1, 2002. The FERC maintains jurisdiction over all transmission rates. This implementation is expected to increase T&D rates by 2%. The parties to the FERC Docket No. ER00-1053 are currently generating data requests concerning the wholesale increase, to which the Company is responding. Although the Company expects to resolve the questions without further rate adjustment, it cannot predict the final outcome of this proceeding.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's 2002 Annual Meeting of Stockholders, held on May 14, 2002, two matters were voted upon. First was the uncontested election of the following directors to serve until the 2005 Annual Meeting of Stockholders, each of whom received the votes shown:

			Non-votes and
Nominee	For	Against	Abstentions
D. James Daigle	1,374,207	36,933	162,498
Deborah L. Gallant	1,374,692	36,448	162,498
G. Melvin Hovey	1,373,393	37,747	162,498
Lance A. Smith	1,374,995	36,145	162,498

Second was the approval of the stock option plan described in Part I, Item 1, Note 7 of this Form 10-Q, which received the votes shown:

	For	Against	Non-Votes and Abstentions
Stock Option Plan	787,210	429,078	357,350

Item 5. Other Information

Executive Changes

Paul R. Cariani, Chief Executive Officer, will retire from the Company effective September 1, 2002 after nearly twenty-five years of service. Mr. Cariani was elected a Director of the Company on February 25, 1992 and served as President and Chief Executive Officer from June 1, 1994 to May 16, 2002. Mr. Cariani also resigned from the Board of Directors, effective with his retirement.

Form 10-Q

PART II. OTHER INFORMATION

Item 5. Other Information (Continued)

Mr. Cariani's successor, James Nicholas (Nick) Bayne, was elected President effective May 16, 2002 and will become President and Chief Executive Officer upon Mr. Cariani's retirement, effective September 1, 2002. In addition, Mr. Bayne was also elected to the Board of Directors effective September 1, 2002 to fill the seat on the Board to be vacated upon Mr. Cariani's retirement and will serve until the 2004 Annual Meeting.

Change of outside general counsel

On July 16, 2002, the Company changed its outside general counsel from Verrill & Dana, LLP of Portland, Maine, to Curtis Thaxter Stevens Broder & Micoleau LLC of Portland, Maine. This change coincided with theabove-referenced transition in the Company's senior management. The Company expects a smooth transition.

Board of Directors Increase Director Compensation

Director compensation continues to be a vital governance issue, serving as a foundation and commitment to build and retain a qualified board. Due to the increasing time requirements and associated risk of board membership, the Board of Directors (Board) approved a recommendation of the Board's Executive Compensation Committee (the Committee) to benchmark director compensation based on the "Director Compensation Survey" produced by the National Association of Corporate Directors (NACD). The Committee recommended and the Board approved a target indexing of 85% of the NACD survey's annual average total compensation for utilities and energy companies with annual revenues of $50 to less than $200 million. Based on the survey the total remuneration for boards of directors of such companies for the survey year 2001-2002 is $26,952 per director annually, compared to the Company's current average compensation of $17,000. As a result of the indexing, based on six board of director and six committee meetings per year per director, the target annual compensation was increased to $23,400 per director per year, effective September 1, 2002. Recognizing the increased cost burden on the Company, the newly created Governance Committee is evaluating the potential consolidation of several existing committees and the possibility of a minimal reduction in the number of seats on the current ten-person Board of Directors, which will partially offset the impact of the compensation increase on total Board expense.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10.1 Sixth Supplemental Indenture dated June 1, 2002.

Exhibit 10.2 Stock Option Grant Agreement dated June 1, 2002.

Exhibit 10.3 Employee Continuity Agreement between James Nicholas Bayne and Maine Public Service Company dated July 25, 2002.

Exhibit 99.1 Certification of Financial Reports dated August 14, 2002 for the Form 10-Q for the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE PUBLIC SERVICE COMPANY

(Registrant)

Date: August 14, 2002 By: /s/ Kurt A. Tornquist

Kurt A. Tornquist

Controller, Assistant Secretary and Assistant Treasurer

Exhibit 10.1

Execution Copy.

THIS INSTRUMENT GRANTS A SECURITY INTEREST

BY A TRANSMITTING UTILITY

THIS INSTRUMENT CONTAINS AFTER-ACQUIRED PROPERTY PROVISIONS

MAINE PUBLIC SERVICE COMPANY

TO

THE BANK OF NEW YORK

Trustee

SIXTH SUPPLEMENTAL INDENTURE

Dated as of June 1, 2002

Supplementing and Modifying Indenture of Second Mortgage

and Deed of Trust dated as of October 1, 1985

and

Relating to an Issue of Second Mortgage and

Collateral Trust Bonds, Series Due 2021

This is a Security Agreement granting a Security Interest

in Personal Property, Including Personal Property affixed to

Realty as well as a Mortgage

upon Real Estate and other Property.

NEWYORK 4222438v4

THIS SIXTH SUPPLEMENTAL INDENTURE (hereinafter called the "Sixth Supplemental Indenture"), dated as of June 1, 2002, made by MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter called the "Company"), party of the first part, and THE BANK OF NEW YORK (as successor to J. Henry Schroder Bank and Trust Company), a banking corporation duly organized and existing under the laws of the State of New York, and having its principal place of business in the City of New York, State of New York (hereinafter called the "Trustee"), party of the second part.

WHEREAS, the Company has heretofore executed and delivered to the Trustee an Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985 (hereinafter called the "Original Indenture"), to secure the payment of principal and interest on, as provided therein, its bonds (in the Original Indenture and herein called the "Bonds") to be designated generally as its "Second Mortgage and Collateral Trust Bonds", and to be issued in one or more series as provided in the Original Indenture, pursuant to which the Company provided for the creation of the Bonds of the initial series, known as Second Mortgage and Collateral Trust Bonds, Floating Rate Series A due 1987 (herein sometimes called "Bonds of the 1987 Series"), Second Mortgage and Collateral Trust Bonds, 14% Series due 1990 (herein sometimes called "Bonds of the 1990 Series") and Second Mortgage and Collateral Trust Bonds, 9 7/8% Series due 1995 (herein sometimes called "Bonds of the 1995 Series" and together with the Bonds of the 1987 Series and the Bonds of the 1990 Series, called collectively the "Bonds of the Initial Series"); and

WHEREAS, the Company has heretofore executed and delivered to the Trustee a First Supplemental Indenture, dated as of March 1, 1991, pursuant to which the Company supplemented and modified the Original Indenture and provided for the creation of a fourth series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, Series due 1996" (herein sometimes called "Bonds of the 1996 Series"); and

WHEREAS, the Company has heretofore executed and delivered to the Trustee a Second Supplemental Indenture, dated as of September 1, 1991, pursuant to which the Company supplemented the Original Indenture, as supplemented and modified, and provided for the creation of a fifth series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, 9.60% Series due 2001" (herein sometimes called "Bonds of the 2001 Series"); and

WHEREAS, the Company has heretofore executed and delivered to the Trustee a Third Supplemental Indenture, dated as of June 1, 1996, pursuant to which the Company supplemented and modified the Original Indenture, as supplemented and modified, and provided for the creation of a sixth series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, Series due 2002" (herein sometimes called "Bonds of the 2002 Series"); and

WHEREAS, the Company has heretofore executed and delivered to the Trustee a Fourth Supplemental Indenture, dated as of May 1, 1998, pursuant to which the Company supplemented and modified the Original Indenture, as supplemented and modified, and provided for the creation of a seventh series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, Series due 2008" (herein sometimes called "Bonds of the 2008 Series"); and

NEWYORK 4222438v4

WHEREAS, the Company has heretofore executed and delivered to the Trustee a Fifth Supplemental Indenture, dated as of October 1, 2000, pursuant to which the Company supplemented and modified the Original Indenture, as supplemented and modified and provided for the creation of a eighth series of Bonds designated as "Second Mortgage and Collateral Trust Bonds, Series due 2025" (herein sometimes called "Bonds of the 2025 Series"); and

WHEREAS, pursuant to the Original Indenture, as so supplemented and modified, there have been executed, authenticated and delivered and there are now outstanding Second Mortgage and Collateral Trust Bonds of series and in principal amounts as follows:
	Issued	Outstanding
Bonds of the 2002 Series	$15,875,000	$15,875,000
Bonds of the 2008 Series	$ 7,540,000	$ 7,540,000
Bonds of the 2025 Series	$ 4,525,000	$ 4,525,000

which constitute the only Bonds outstanding under the Original Indenture, as so supplemented and modified; and

WHEREAS, the Company now desires to create a new series of Bonds to be designated Second Mortgage and Collateral Trust Bonds, Series due 2021 (herein sometimes called the "Bonds of the 2021 Series"), and the Original Indenture provides that each series of Bonds (except the Bonds of the Initial Series) shall be created by an indenture supplemental to the Original Indenture; and

WHEREAS, the Original Indenture further provides that all property of the character specifically described in the Original Indenture, and all improvements, extensions, betterments or additions to the property specifically described in the Original Indenture, constructed or acquired after the date of the execution and delivery of the Original Indenture, shall be and become subject to the lien of the Original Indenture, and that the Company shall from time to time execute, acknowledge and deliver any and all such further assurances, conveyances, mortgages or assignments of such property as may be required by the terms and provisions of the Original Indenture, or as the Trustee under the Original Indenture may require, and the Company now desires to subject to the lien of the Original Indenture certain additional properties which it has constructed or acquired since the date of execution and delivery of the Fifth Supplemental Indenture; and

WHEREAS, all acts and proceedings required by law and by the charter and by-laws of the Company necessary to make the Bonds of the 2021 Series to be initially issued when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the Company, and to constitute the Original Indenture, as heretofore supplemented and modified and as supplemented and modified by this Sixth Supplemental Indenture, a valid and binding mortgage and deed of trust, subject to permitted encumbrances including the lien of the Indenture of First Mortgage (each as defined in the Original Indenture), for the security of the Bonds, in accordance with the terms of the Original Indenture, as so supplemented and modified, and the terms of the Bonds, have been done and

NEWYORK 4222438v4

taken; and the execution and delivery of this Sixth Supplemental Indenture and the issue of the Bonds of the 2021 Series to be initially issued have been in all respects duly authorized;

NOW, THEREFORE, for the purposes aforesaid and in pursuance of the terms and provisions of the Original Indenture, the Company has executed and delivered this Sixth Supplemental Indenture (the Original Indenture, as supplemented and modified by the First Supplemental Indenture, the Third Supplemental Indentures, the Fourth Supplemental Indenture and the Fifth Supplemental Indenture, and supplemented by the Second Supplemental Indenture and as supplemented and modified by this Sixth Supplemental Indenture and any and all supplemental indentures hereafter entered into between the Company and the Trustee in accordance with the provisions of the Original Indenture, as supplemented and modified, being herein sometimes called the "Indenture"), and in consideration of the sum of One Dollar ($1.00) to the Company duly paid by the Trustee at or before the ensealing and delivery hereof, and for other good and valuable considerations, the receipt whereof is hereby acknowledged, the Company hereby covenants to and with the Trustee and its successors in the trusts under the Original Indenture, as supplemented and modified, as follows:

ARTICLE 1

Schedule of Mortgaged Property.

Section 1.01. In order to further secure the payment of the principal of, premium, if any, and interest on, all Bonds at any time issued and outstanding under the Indenture, according to their tenor, purport and effect, and further to secure the performance and observance of all the covenants and conditions in said Bonds and in the Original Indenture, as supplemented and modified, and in this Sixth Supplemental Indenture contained, for the considerations above expressed, and for and in consideration of the mutual covenants herein contained and of the purchase and acceptance of the Bonds by holders thereof, the Company has executed and delivered this Sixth Supplemental Indenture and by these presents does grant, bargain, sell, alien, remise, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto The Bank of New York, as Trustee under the Indenture, and to its assigns forever, all property, real, personal or mixed, acquired since the execution and delivery of the Fifth Supplemental Indenture which by the terms of the Original Indenture, as supplemented and modified, is subject or is intended to be subject to the lien of the Indenture, including, without limiting the generality of the foregoing, the following described property:

CLAUSE I

PART I

AROOSTOOK COUNTY, MAINE

SHERMAN SUBSTATION LAND

A certain piece or parcel of real estate situated in the town of Sherman, County of Aroostook and State of Maine, being a part of Lot numbered Ten (10) in said Sherman, bounded and described as follows, to wit:

NEWYORK 4222438v4

Commencing at 1/2"rebar found marking the intersection of the south line of said Lot numbered Ten (10) with the westerly right-of-way line of route 11, so-called; thence westerly on the south line of said Lot numbered Ten (10) on a course bearing north sixty-nine degrees twenty-five minutes eighteen seconds west (N69 degrees 25' 18" W) for a distance of five hundred seventy-seven and thirteen hundredths (577.13) feet to a 1/2" rebar found driven into the ground at the southwest corner of said Lot numbered Ten (10); thence northerly on the west line of said Lot numbered Ten (10) on a course bearing north twenty degrees five minutes thirty-five seconds east (N20 degrees 05' 35"E) for a distance of three hundred thirty-nine and eight-one hundredths (339.81) feet to a 5/8" rebar driven into the ground; thence easterly on the south line of the parcel conveyed to Fenton W. McAvoy, Jill McDonald and Nora L. Gardiner by Stephen E. McAvoy and Jessie E. McAvoy by deed dated October 12, 1999 and recorded in the Southern District of the Aroostook Registry of Deeds in Vol. 3333, Page 141 on a course bearing south eighty-eight degrees seven minutes twenty-two seconds east (S88 degrees 07' 22"E) for a distance of two hundred seventy-one and fifty-nine hundredths (271.59) feet, more or less, to the northwest corner of the parcel conveyed to the Roman Catholic Bishop by Cecil Farmer by Deed dated May 7, 1949 and recorded in said Registry in Vol. 604, Page 563; thence southerly on a course bearing south fifteen degrees twelve minutes twenty-seven seconds east (S15 degrees 12' 27"E) for a distance of seventy-five and zero hundredths (75.00) feet to the southwest corner of said parcel recorded in said Registry in Vol. 604, Page 563; thence easterly on the south line of said parcel to its intersection with the west line of another parcel conveyed to The Roman Catholic Bishop by Catherine B. Farmer by Deed dated April 26, 1919 and recorded in said Registry in Vol. 312, Page 265; thence southerly on the west line of said parcel recorded in said Registry in Vol. 312, Page 265 to the southwest comer of said parcel; thence easterly on the south line of said parcel recorded in said Registry in Vol. 312, Page 265 to the westerly right-of-way line of Route 11; thence southerly on the westerly right-of-way line of Route 11 to the point of beginning, containing 4 acres, more or less.

Recorded in Southern District of Aroostook Registry of Deeds in Volume 3450, Page 2l3 on December 19, 2001.

PART II

TRANSMISSION LINES

ADDITIONAL RIGHT-OF-WAY, THE HOULTON TO ISLAND FALLS LINE, SO CALLED

A 44,000 volt transmission line in Aroostook County, Maine owned and operated by Maine Public Service Company from Houlton to Island Falls, a distance of approximately 27.85 miles, said Maine Public Service Company line being constructed for the most part on rights-of-way conveyed to Maine Public Service Company by deeds including the following:

NEWYORK 4222438v4

			Recorded
Grantor	Date	Vol.	Page	Registry at:
Gerald Miller	08/18/00	3426	214	Houlton
Thomas Anderson	09/15/00	3436	049	Houlton
Frank Lima	09/29/00	3441	209	Houlton
Wayne & Marilyn Hannigan	05/07/01	3502	193	Houlton
Randolph Reeves	05/07/01	3502	059	Houlton
Daniel Prosser	05/14/01	3504	294	Houlton
Brian Germaine	05/22/01	3508	220	Houlton
Roger & Karen Folsom	05/29/01	3512	003	Houlton
John & Marion Wright	06/11/01	3520	110	Houlton
Stephen & Lisa Tracy	06/11/01	3520	114	Houlton
Joseph & Karen Beaulieu	06/14/01	3521	336	Houlton
Joseph & Karen Beaulieu	06/14/01	3521	334	Houlton
Beatrice Toland	06/15/01	3522	136	Houlton
Paul Fillion	06/19/01	3523	329	Houlton
Dana & Donna Austin	06/20/01	3524	162	Houlton
Cary Currier	06/27/01	3527	197	Houlton
Irvin & Rhonda Stevens	06/28/01	3527	332	Houlton
James & Andrea Newman	07/09/01	3531	109	Houlton
Paul Fillion	07/10/01	3532	037	Houlton
Timothy & Joyce Folsom	07/10/01	3532	028	Houlton
Charlotte Reeves	07/17/01	3534	227	Houlton
Joseph & Marguerite Lawler	08/08/01	3544	061	Houlton
John Camilleri	09/20/01	3561	002	Houlton
John Britton	10/01/01	3565	342	Houlton
Roger Scott	10/03/01	3567	041	Houlton
Roger Scott	10/03/01	3567	043	Houlton
Richard Warman	12/10/01	3595	203	Houlton
Richard Warman	12/10/01	3595	201	Houlton

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

NEWYORK 4222438v4

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

NEWYORK 4222438v4

respecting the use, management and disposition of the property so conveyed, assigned, mortgaged, transferred, deposited and/or pledged, or the proceeds thereof.

CLAUSE VII

There is however, expressly excepted and excluded from the lien and operation of the Indenture the following described property of the Company, herein sometimes referred to as "excepted property":

(a) Any and all property expressly excepted and excluded from the Original Indenture and from the lien and operation thereof by Paragraph A of Clause XI of the Granting Clauses thereof and all property of the character expressly excepted or intended to be excepted and excluded by Paragraphs B through I of said Clause XI; and

(b) All property which prior to the execution and delivery of this Sixth Supplemental Indenture has been released by the Trustee or otherwise disposed of by the Company free from the lien of the Indenture, in accordance with the provisions thereof.

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

NEWYORK 4222438v4

as if all of the Bonds had been issued, sold and negotiated simultaneously on the date of the delivery hereof;

AND UPON THE TRUSTS, USES AND PURPOSES and subject to the covenants, agreements and conditions in the Indenture set forth and declared.

ARTICLE 2

Bonds of the 2021 Series and Certain

Provisions Relating Thereto

Section 2.01. Terms of the Bonds of the 2021 Series. There shall be a series of Bonds, known as and entitled "Second Mortgage and Collateral Trust Bonds, Series Due 2021" (herein referred to as the "Bonds of the 2021 Series"), and the form thereof shall be substantially as hereinafter set forth in Section 2.02.

The Bonds of the 2021 Series shall be issued to The Bank of New York, as Agent, to secure the obligations of the Company under a Letter of Credit and Reimbursement Agreement, dated as of June 1, 1996, among the Company, The Bank of New York ("BNY") and Fleet National Bank (successor to Fleet Bank of Maine, "Fleet") and The Bank of New York, as Agent (in such capacity, "BNY Agent"), and as Issuing Bank (in such capacity, "BNY Issuing Bank") (as such Letter of Credit and Reimbursement Agreement has been amended by Amendment No. 1, dated as of March 28, 1997, Amendment No. 2, dated as of March 31, 1998, Amendment No. 3, dated as of June 1 , 2000, and Amendment No. 4, dated as of June 1, 2002, and as it may be amended, supplemented or modified from time to time hereafter, the "Reimbursement Agreement"), pursuant to which BNY Issuing Bank has issued its irrevocable, transferrable, direct-pay letter of credit (the "Letter of Credit") to support certain Maine Public Utility Financing Bank Public Utility Refunding Revenue Bonds, Series 1996 (Maine Public Service Company Project) (the "Revenue Bonds").

The aggregate principal amount of the Bonds of the 2021 Series which may be authenticated and delivered and outstanding under this Sixth Supplemental Indenture shall be limited to $14,400,000 except for duplicate Bonds, authenticated and delivered pursuant to Section 2.12 of the Original Indenture. The definitive Bonds of the 2021 Series shall be issued only as registered Bonds without coupons of the denomination of $1.00 and of any multiple thereof and shall be registered in the name of the BNY Agent.

The date of authentication on the original issuance of the Bonds of the 2021 Series shall be the date of commencement of the first interest period for such Bonds. All Bonds of the 2021 Series shall mature April 1, 2021, and shall bear interest at the Default Rate as set forth in, and in accordance with, the Reimbursement Agreement until the payment of the principal thereof. Both principal of and interest on the Bonds of the 2021 Series will be paid in any coin or currency of the United States of America which at the time of payment is legal tender for the payment of public and private debts, at the principal office in The City of New York, New York, of the Trustee or, at the office of its successor as Trustee. Interest on the Bonds of the 2021 Series shall, unless otherwise directed by the respective registered holders thereof, be paid by checks payable to the order of the respective holders entitled thereto, and mailed by the Trustee by first

NEWYORK 4222438v4

class mail, postage prepaid, to such holders at their respective registered addresses as shown on the Bond register for the Bonds of the 2021 Series.

The definitive Bonds of the 2021 Series may be issued in the form of Bonds engraved, printed or lithographed on steel engraved borders and the signature of the President, or a Vice President and of the Secretary or an Assistant Secretary of the Company may be facsimile. Bonds of the 2021 Series may also be issued as temporary printed, lithographed or typewritten Bonds, and, so long as the registered holder of such Bonds does not request their exchange for Bonds in definitive form, the Company shall not be deemed to have unreasonably delayed the preparation, execution and delivery of definitive Bonds as called for by Section 2.08 of the Original Indenture.

Notwithstanding any provision in the Original Indenture to the contrary, the person in whose name any Bond of the 2021 Series is registered at the close of business on any record date (as hereinbelow defined) with respect to any interest payment date shall be entitled to receive the interest payable on such interest payment date notwithstanding the cancellation of such Bond of the 2021 Series upon any transfer or exchange thereof (including any exchange effected as an incident to a partial redemption thereof) subsequent to the record date and prior to such interest payment date, except that, if and to the extent that the Company shall default in the payment of the interest due on such interest payment date, then the registered holders of Bonds of the 2021 Series on such record date shall have no further right to or claim in respect of such defaulted interest as such registered holders on such record date, and the persons entitled to receive payment of any defaulted interest thereafter payable or paid on any Bonds of the 2021 Series shall be the registered holders of such Bonds of the 2021 Series on the record date for payment of such defaulted interest. The term "record date" as used in this Section 2.01, and in the form of the Bonds of the 2021 Series, with respect to any interest payment date applicable to the Bonds of the 2021 Series, shall mean the May 15 next preceding a June 1 interest payment date or the November 15 next preceding a December 1 interest payment date, as the case may be, or a special record date established for defaulted interest as hereinafter provided.

In the case of failure by the Company to pay any interest when due, the claim for such interest shall be deemed to have been transferred by transfer of any Bond of the 2021 Series registered on the Bond register, and the Company by not less than 10 days written notice to bondholders may fix a subsequent record date, not more than 15 days prior to the date fixed for the payment of such interest, for determination of holders entitled to payment of such interest. Such provision for establishment of a subsequent record date, however, shall in no way affect the rights of bondholders or of the Trustee consequent on any default.

Except as provided in this Section 2.01, every Bond of the 2021 Series shall be dated as provided in Section 2.05 of the Original Indenture except that upon original issuance of the Bonds of the 2021 Series, the Bonds of the 2021 Series shall be dated the date of authentication. Notwithstanding any provision in the Original Indenture to the contrary, so long as there is no existing default in the payment of interest on the Bonds of the 2021 Series, all Bonds of the 2021 Series authenticated by the Trustee between the record date for any interest payment date and such interest payment date shall be dated such interest payment date and shall bear interest from such interest payment date.

NEWYORK 4222438v4

As permitted by the provisions of Section 2.10 of the Original Indenture and upon payment at the option of the Company of a sum sufficient to reimburse it for any stamp tax or other governmental charge as provided in Section 2.11 of the Original Indenture, Bonds of the 2021 Series may be exchanged for other Bonds of the 2021 Series of different authorized denominations of like aggregate principal amount. Notwithstanding the provisions of Section 2.11 or the last sentence of the first paragraph of Section 2.12 of the Original Indenture, no further sum, other than the sum sufficient to reimburse the Company for any stamp taxes or other governmental charges, shall be required to be paid upon any exchange or replacement of Bonds of the 2021 Series or upon any transfer thereof.

The Bonds of the 2021 Series shall be nontransferable prior to maturity except upon the prior written consent of the Company or to effect transfer to any successor or assignee of BNY Agent if and to the extent that BNY Agent shall have assigned its rights under the Reimbursement Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in The City of New York, New York, upon surrender and cancellation of such Bonds of the 2021 Series, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of such Bonds of the 2021 Series or by his duly authorized attorney, and thereupon a new Bond of the 2021 Series, for a like principal amount, will be issued to the successor or assignee of BNY Agent, in exchange therefor.

The Trustee hereunder shall, by virtue of its office as such Trustee, be the registrar and transfer agent of the Company for the purpose of registering and transferring Bonds of the 2021 Series. Notwithstanding any provision in the Original Indenture to the contrary, neither the Company nor the Trustee shall be required to make transfers or exchanges of Bonds of the 2021 Series for a period of ten days next preceding any designation of the Bonds of the 2021 Series to be redeemed and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption.

Section 2.02. Form of Bonds of the 2021 Series. The text of the Bonds of the 2021 Series and the Trustee's authentication certificate to be executed on the Bonds of said series, shall be in substantially the following forms, respectively.

NEWYORK 4222438v4

[FORM OF FACE OF BOND OF THE 2021 SERIES]

No. [ ] $_____________

MAINE PUBLIC SERVICE COMPANY

Second Mortgage and Collateral Trust Bond,

Series due 2021

Due April 1, 2021

MAINE PUBLIC SERVICE COMPANY, a Maine corporation (hereinafter sometimes called the "Company"), for value received, hereby promises to pay to ________________ or registered assigns, on April 1, 2021, the sum of ________________ Dollars on such date, and to pay to the registered owner hereof interest thereon from the date hereof at the applicable rate of interest as set forth in, and in accordance with, the Reimbursement Agreement (as hereinafter defined) until the payment of the principal hereof.

The Bonds of the 2021 Series, including this bond, are issued to secure the obligations of the Company under a Letter of Credit and Reimbursement Agreement, dated as of June 1, 1996 (as such Letter of Credit and Reimbursement Agreement has been amended by Amendment No. 1, dated as of March 28, 1997, Amendment No. 2, dated as of March 31, 1998, Amendment No. 3, dated as of June 1 , 2000, and Amendment No. 4, dated as of June 1, 2002, and as it may be amended, supplemented or modified from time to time hereafter, the "Reimbursement Agreement") among the Company, The Bank of New York ("BNY") and Fleet National Bank (successor to Fleet Bank of Maine, "Fleet") and The Bank of New York, as Agent (in such capacity, "BNY Agent") and as Issuing Bank (in such capacity, "BNY Issuing Bank"), pursuant to which BNY Issuing Bank has issued its irrevocable, transferrable, direct-pay letter of credit (the "Letter of Credit") to support certain Maine Public Utility Financing Bank Public Utility Refunding Revenue Bonds, Series 2021 (Maine Public Service Company Project) (the "Revenue Bonds"). The obligations and liabilities (including, but not limited to, obligations with respect to any fees, disbursements or other expenses and indemnification) of the Company due and to become due under or otherwise in respect of the Reimbursement Agreement, whether direct or indirect, joint or several, absolute or contingent, liquidated or unliquidated, now or hereafter existing, extended or renewed, deferred, refunded, refinanced or restructured, and including all indebtedness of the Company under any instrument now or hereafter evidencing any of the foregoing, are all hereinafter called the "Reimbursement Agreement Obligations".

The obligation of the Company to make any payment of interest on the Bonds of the 2021 Series, when such interest shall be due and payable (including, but not limited to, April 1, 2021), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Reimbursement Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of the Bonds of the 2021 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that such payment of principal shall be due (including, but not limited to, April 1, 2021), the Company

NEWYORK 4222438v4

shall have paid all amounts then due pursuant to Sections 2.03 and 2.04 of the Reimbursement Agreement or otherwise due with respect to Reimbursement Agreement Obligations.

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

MAINE PUBLIC SERVICE COMPANY

By:

Vice President, Treasurer and

Chief Financial Officer

Attest:

Assistant Secretary

[FORM OF REVERSE OF BOND OF THE 2021 SERIES]

This bond constitutes the entire series designated as Bonds of the 2021 Series, of an authorized issue of bonds of the Company, known as Second Mortgage and Collateral Trust Bonds, issued under and equally secured (except in so far as any sinking fund, replacement fund or other fund established in accordance with the provisions of the Indenture hereinafter mentioned may afford additional security for the bonds of any specific series) by an Indenture of Second Mortgage and Deed of Trust dated as of October 1, 1985, duly executed and delivered by the Company to The Bank of New York, as successor to J. Henry Schroder Bank and Trust Company, as Trustee, to which Indenture of Second Mortgage and Deed of Trust as

NEWYORK 4222438v4

supplemented and modified by indentures supplemental thereto, including a Sixth Supplemental Indenture dated as of June 1, 2002, duly executed by the Company to said Trustee and all further indentures supplemental thereto (herein sometimes collectively called the "Indenture"). Reference is hereby made for a description of the property mortgaged and pledged as security for said bonds, the nature and extent of the security, and the rights, duties and immunities thereunder of the Trustee, the rights of the holders of said bonds and of the Trustee and of the Company in respect of such security, and the terms upon which said bonds may be issued thereunder.

This bond shall be subject to redemption as a whole or in part, at any time, at the option of the Company prior to maturity upon payment of the principal amount hereof in the manner provided for in the Indenture. In the event that the Revenue Bonds outstanding under the Indenture of Trust, dated as of June 1, 1996, between the Maine Public Utility Financing Bank and State Street Bank and Trust Company, successor to Fleet National Bank (the "Revenue Bond Indenture") shall become immediately due and payable pursuant to Section 9.01(e) or 9.01(f) of the Revenue Bond Indenture, this bond shall be redeemed by the Company, on the date such Revenue Bonds shall have become immediately due and payable. In such event, this bond shall be redeemed by the Company at the principal amount hereof on the date fixed for redemption, plus unpaid interest accrued to the date of redemption.

If this bond (or any portion thereof (One Dollar or a multiple thereof)) is duly called for redemption and payment duly provided for as specified in the Indenture, this bond shall cease to be entitled to the lien of the Indenture from and after the date payment is so provided for and shall cease to bear interest from and after the redemption date.

Except as may be otherwise provided in any agreement entered into pursuant to the provisions of said Sixth Supplemental Indenture, in the event of the selection for redemption of a portion only of the principal of this bond, payment of the redemption price will be made only (a) upon presentation of this bond for notation hereon of such payment of the portion of the principal of this bond so called for redemption, or (b) upon surrender of this bond in exchange for a bond or bonds of authorized denominations of the same series, for the unredeemed balance of the principal amount of this bond.

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

NEWYORK 4222438v4

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

This bond is nontransferable prior to its maturity except upon the prior written consent of the Company or to effect transfer to any successor or assignee of BNY Agent if and to the extent that BNY Agent shall have assigned its rights under the Reimbursement Agreement, any such transfer to be made at the principal corporate trust office of the Trustee in The City of New York, New York, upon surrender of this bond for cancellation and upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Sixth Supplemental Indenture, accompanied by a written instrument of transfer in a form approved by the Company, duly executed by the registered owner of this bond or by his duly authorized attorney, and thereupon a new bond of this series, for a like principal amount, will be issued to the successor or assignee of BNY Agent in exchange therefor, as provided in the Indenture.

The registered holder of this bond at his option may surrender the same for cancellation at said office of the Trustee and to receive in exchange therefor the same aggregate principal amount of registered bonds of the same series but of other authorized denominations upon payment, if the Company shall so require, of the stamp taxes and other governmental charges provided for in said Sixth Supplemental Indenture and subject to the terms and conditions therein set forth.

Neither the Company nor the Trustee shall be required to make transfers or exchanges of bonds of this series for a period of ten days next preceding any designation of bonds of said series to be redeemed, and neither the Company nor the Trustee shall be required to make transfers or exchanges of any bonds designated in whole for redemption or that part of any bond designated in part for redemption. Subject to the provisions of said Sixth Supplemental Indenture, if this bond is surrendered for any transfer or exchange between the record date for any interest payment date and such interest payment date, the new bond will be dated such interest payment date.

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

NEWYORK 4222438v4

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

BONDS OF THE 2021 SERIES]

This is one of the bonds, of the series designated therein, described in the within mentioned Indenture.

THE BANK OF NEW YORK

As Trustee,

By:

Authorized Officer

Dated: _______________________________

Section 2.03. Discharge of Company's Obligation for Payment. The obligation of the Company to make any payment of interest on Bonds of the 2021 Series, when such interest shall be due and payable (including, but not limited to, April 1, 2021), shall be deemed to be, and shall be, satisfied and discharged if the Company shall have paid all interest under the Reimbursement Agreement then due and payable. The obligation of the Company to make payments with respect to the principal of Bonds of the 2021 Series at any time shall be deemed to be, and shall be, satisfied and discharged if, at any time that any such payment of principal shall be due (including, but not limited to, April 1, 2021), the Company shall have paid BNY Agent all amounts then due pursuant to Sections 2.03 and 2.04 of the Reimbursement Agreement or otherwise due with respect to the Reimbursement Agreement Obligations. The Trustee may conclusively presume that at any particular time, the obligations of the Company to make payments with respect to the principal of and interest on the Bonds of the 2021 Series shall have been satisfied and discharged up until such time unless and until the Trustee shall have received a notice as described in Section 12.01(n) of the Indenture. Whenever all of the Reimbursement Agreement Obligations shall have been satisfied and the Letter of Credit shall have been terminated, the aggregate principal amount of all of the Bonds of the 2021 Series shall be

NEWYORK 4222438v4

surrendered by BNY Agent to the Trustee for cancellation, and upon such surrender shall be deemed fully paid.

Section 2.04. Redemption Provisions for the Bonds of the 2021 Series. The Bonds of the 2021 Series shall be subject to redemption as a whole or in part, at any time, at the option of the Company prior to maturity upon payment of an amount equal to the principal amount thereof plus interest accrued thereon to the redemption date.

In the event that the Revenue Bonds outstanding under the Indenture of Trust, dated as of June 1, 1996, between the Maine Public Utility Financing Bank and State Street Bank and Trust Company, successor to Fleet National Bank (the "Revenue Bond Indenture") shall become immediately due and payable pursuant to Section 9.01(e) or 9.01(f) of the Revenue Bond Indenture, all Bonds of the 2021 Series then outstanding shall be redeemed by the Company, on the date such Revenue Bonds shall have become immediately due and payable. In such event, the Bonds of the 2021 Series shall be redeemed by the Company at the principal amount thereof on the date fixed for redemption, plus unpaid interest accrued to the date of redemption.

The Trustee may conclusively presume that no redemption of Bonds of the 2021 Series is required pursuant to this Section 2.04 unless and until the Trustee shall have received a written notice from BNY Agent stating that an "Event of Default" under the Reimbursement Agreement has occurred and is continuing. Said notice shall also contain a waiver of notice of such redemption by BNY Agent as holder of all of the Bonds of the 2021 Series then outstanding.

Any redemption pursuant to this Section 2.04 shall be made, together in any case with interest accrued thereon to the redemption date, upon not less than 30 days' nor more than 90 days' notice given by first class mail, postage prepaid, to the holder of record at the date of such notice of each Bond of the 2021 Series at his address as shown on the Bond register for Bonds of the 2021 Series. Such notice shall be sufficiently given if deposited in the United States mail within such period. Neither the failure to mail such notice, nor any defect in any notice so mailed to any such holder, shall affect the sufficiency of such notice with respect to other holders. No notice of redemption need be given if the holders of all Bonds of the 2021 Series called for redemption waive notice thereof in writing and such waiver is filed with the Trustee.

Section 2.05. Bondholders' List. Notwithstanding the provisions of Section 11.02(B) of the Original Indenture, any one of the holders of the Bonds of the 2021 Series shall be entitled to make application to the Trustee for a Bondholders' list as provided for in Section 11.02.

Section 2.06. Mutilated, Lost or Destroyed Bonds. Notwithstanding the provisions of Section 2.12 of the Original Indenture, for so long as any holder of Bonds of the 2021 Series shall be an institutional holder, an unsecured indemnity provided by such holder shall be deemed acceptable for purposes of requesting a replacement bond for a mutilated, lost or destroyed Bond of the 2021 Series.

Section 2.07. Duration of Effectiveness of Article Two. This Article shall be of force and effect only so long as any Bonds of the 2021 Series are outstanding.

NEWYORK 4222438v4

ARTICLE 3

Modification of the Indenture

Section 3.01. Section 12.01 of the Indenture is hereby amended by adding a new clause (n) to said Section which reads as follows:

"(n) so long as any of the Bonds of the 2021 Series are outstanding, upon receipt by the Trustee of a notice from the holder of the Bonds of the 2021 Series that an event of default under the Reimbursement Agreement has occurred and is continuing;"

Section 3.02. Duration of Effectiveness of Article Three. This Article shall be of force and effect only so long as any Bonds of the 2021 Series are outstanding.

ARTICLE 4

Authentication and Delivery of Bonds of the 2021 Series

Section 4.01. Upon the execution and delivery of this Sixth Supplemental Indenture, Bonds of the 2021 Series in the aggregate amount of Fourteen Million Four Hundred Thousand Dollars ($14,400,000) may forthwith, or from time to time thereafter, and upon compliance by the Company with the provisions of Article Five of the Indenture, be executed by the Company and delivered to the Trustee and shall thereupon be authenticated and delivered by the Trustee to or upon the written order of the Company. Additional Bonds of the 2021 Series may be executed, authenticated and delivered from time to time as permitted by the provisions of Article Five of the Original Indenture.

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

Section 5.02. This Sixth Supplemental Indenture is executed and shall be construed as an indenture supplemental to the Original Indenture, as amended and supplemented, and shall form a part thereof, and, except as hereby supplemented, the Original Indenture, as amended and supplemented, is hereby ratified, approved and confirmed.

Section 5.03. The recitals contained in this Sixth Supplemental Indenture are made by the Company and not by the Trustee and all of the provisions contained in the Original Indenture, as amended and supplemented, in respect of the rights, privileges, immunities, powers, indemnities and duties of the Trustee shall, except as hereinabove modified, be applicable in respect hereof as fully and with like effect as if set forth herein in full.

NEWYORK 4222438v4

Section 5.04. Nothing in this Sixth Supplemental Indenture contained shall be deemed to abrogate, modify or contravene any provisions of the Original Indenture, as amended and supplemented, required to be included therein by any of the provisions of Section 310 to 318, inclusive, of the Trust Indenture Act of 1939, it being the intention hereof that said provisions of the Original Indenture, as amended and supplemented, shall continue in full force and effect. Unless otherwise indicated, the terms used in this Sixth Supplemental Indenture are intended to have the meanings given to such terms in the Original Indenture, as amended and supplemented.

Section 5.05. Nothing in this Sixth Supplemental Indenture expressed or implied is intended or shall be construed to give to any person other than the Company, the Trustee, and the holders of the Bonds issued and to be issued under the Indenture, any legal or equitable right, remedy or claim under or in respect of the Original Indenture, as amended and supplemented, or this Sixth Supplemental Indenture, or under any covenant, condition or provisions therein or herein or in the Bonds contained; and all such covenants, conditions and provisions are and shall be held to be for the sole and exclusive benefit of the Company, the Trustee and the holders of the Bonds issued and to be issued under the Indenture.

Section 5.06. The titles of Articles and any wording on the cover of this Sixth Supplemental Indenture are inserted for convenience only.

Section 5.07. All the covenants, stipulations, promises and agreements in this Sixth Supplemental Indenture contained made by or on behalf of the Company or of the Trustee shall inure to and bind their respective successors and assigns.

Section 5.08. Although this Sixth Supplemental Indenture is dated for convenience and for the purpose of reference as of June 1, 2002, the actual date or dates of execution by the Company and by the Trustee are as indicated by their respective acknowledgments hereto annexed.

Section 5.09. In order to facilitate the recording or filing of this Sixth Supplemental Indenture, the same may be simultaneously executed in several counterparts, each of which shall be deemed to be an original, and such counterparts shall together constitute but one and the same instrument.

NEWYORK 4222438v4

IN WITNESS WHEREOF, MAINE PUBLIC SERVICE COMPANY has caused this Sixth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents and its corporate seal to be hereunto affixed and attested by its Secretary, or one of its Assistant Secretaries; and THE BANK OF NEW YORK in token of its acceptance of the trust hereby created has caused this Sixth Supplemental Indenture to be signed in its corporate name and behalf by its President or one of its Vice Presidents or one of its Second Vice Presidents, all as of the day and year first above written.

MAINE PUBLIC SERVICE COMPANY

/s/ Larry E. LaPlante

Name: Larry E. LaPlante

Title: Vice President, Treasurer and Chief Financial Officer

CORPORATE SEAL

Attest:

/s/ Kurt A. Tornquist

Name: Kurt A. Tornquist

Title: Assistant Secretary

Signed, sealed and delivered

by MAINE PUBLIC SERVICE COMPANY

in the presence of:

/s/ Alice E. Shepard

Alice E. Shepard

/s/ Lori A. Cyr

Lori A. Cyr

NEWYORK 4222438v4

THE BANK OF NEW YORK

/s/ Kisha Holder

Name: Kisha Holder

Title: Assistant Treasurer

NEWYORK 4222438v4

STATE OF MAINE )

: ss.:

COUNTY OF AROOSTOOK )

June 4, 2002

Then personally appeared the above-named Larry E. LaPlante, Vice President, Treasurer and Chief Financial Officer of Maine Public Service Company, and acknowledged the foregoing instrument to be his free act and deed in his said capacity and the free act and deed of said corporation.

Before me,

/s/ Alice E. Shepard

Notary Public

Alice E. Shepard

Notary Public, Maine

My Commission Expires October 29, 2077

NEWYORK 4222438v4

STATE OF NEW YORK )

: ss.:

COUNTY OF NEW YORK )

June 17, 2002

Then personally appeared the above-named Kisha A. Holder, Assistant Treasurer of THE BANK OF NEW YORK and acknowledged the foregoing instrument to be his free act and deed in his said capacity and the free act and deed of said corporation.

Before me,

/s/ William J. Cassels

Notary Public

My Commission expires:

William J. Cassels

Notary Public, State of New York

No. 01CA5027729

Qualified in Bronx County

Commission Expires May 16, 2006

NEWYORK 4222438v4

Exhibit 10.2

MAINE PUBLIC SERVICE COMPANY 2002 STOCK OPTION PLAN

STOCK OPTION AGREEMENT

AGREEMENT, made as of the 1st day of June, 2002, between MAINE PUBLIC SERVICE COMPANY, ("Company") and

("Employee"),

1. Grant of Options. The Company hereby grants Employee (a) an incentive stock option ("ISO") to purchase 3,284 shares of its common stock ("Shares") under its 2002 Stock Option Plan ("Plan"), a copy of which is attached hereto as Appendix A, and (b) a nonqualified stock option ("NSO") to purchase 1,966 Shares under the Plan.

2. Option Price. The option price is $30.45 per Share.

3. Nontransferability. These options are subject to the transfer restrictions set forth in Section 7(d) of the Plan.

4. Exercise of Option. Employee may exercise these options only by completing and delivering to the Company a written notice, in such manner and on such form as the Company may prescribe, and by tendering to the Company full payment for the Shares to be acquired. Payment by transfer of stock shall be permitted only if transferring previously acquired Shares will not, in the judgment of the Company's accountants, result in an expense being reflected in the financial statements of the Company. The value of stock transferred to the Company in payment of the option price shall be 100% of the fair market value of such stock at the close of business on the date such transfer is recorded on the books of the Company, following actual or constructive delivery of the stock to the Company in a form suitable for transfer.

5. Exercise Restrictions/Acceleration.

(a) Holding Periods. Except as hereinafter provided, these options shall be immediately exercisable in full June 1, 2005.

(b) Annual Dollar Limit on Exercise. To the extent that the aggregate fair market value of stock with respect to which incentive stock options are exercisable for the first time by Employee during any calendar year (under all plans of the corporation employing Employee and its parent and subsidiaries) exceeds $100,000, such options shall not be treated as incentive stock options.

(c) Minimum Exercise/Whole Shares. Employee may not exercise an option to purchase fewer than 50 Shares, unless by such exercise the Employee acquires all Shares that may be purchased under the option on the exercise date, or to purchase fractional Shares.

(d) Acceleration of Exercise. These options shall become immediately exercisable in full in the event of a "change of control," as defined in Section 9 of the Plan.

6. Shareholder Rights/Stock Certificates. Neither the Employee nor his or her personal representative, heir or legatee shall be a shareholder of the Company or have any rights or privileges of a shareholder by reason of this Agreement until the date that Shares purchased under an option are issued, as recorded on the books of the Company. In the event a stock certificate evidencing such Shares is to be issued, the Company shall personally deliver or mail such certificate to the Employee as soon as practicable after the exercise date.

7. Term of Options. This Agreement shall terminate and these options, to the extent they have not been exercised, shall expire May 31, 2012. In the event of Employee's earlier termination of employment, disability or death, the term of the option will be determined in accordance with Section 7(f), (g) or (h) of the Plan, whichever is applicable, and this Section 7. In the event of Employee's termination of employment for any reason other than death or disability, these options shall expire on the earlier of (i) May 31, 2012, or (ii) 3 months after employment ceases. In the event of Employee's termination of employment by reason of death or disability, these options shall expire on the earlier of (i) May 31, 2012, (ii) or one year after employment ceases.

8. Adjustments to Award. The number of Shares subject to these options and the option price are subject to adjustment pursuant to Section4(b) of the Plan.

9. Administration. The members of the Executive Compensation Committee of the Company's Board of Directors who are not employees of the Company or any of its subsidiaries ("Committee") shall have the responsibility of construing and interpreting this Agreement and the Plan. The determinations and conclusions of the Committee shall be binding on the parties hereto.

10. Changes in Law. Employee shall be subject to any rules adopted by the Committee to comply with changes in the laws and regulations relating to the Plan.

11. Miscellaneous.

(a) Employment. This Agreement does not give the Employee any right to be retained in the employ of the Company or any of its subsidiaries.

(b) Plan Provisions Incorporated by Reference. All of the applicable terms and restrictions of the Plan are hereby incorporated by reference, and shall have the same force and effect as if they were separately restated herein.

(c) Amendment. This Agreement may be amended only in writing by mutual agreement of the parties.

(d) Governing Law. This Agreement shall be construed and enforced in accordance with Maine law.

(e) Severability. In the event that any provision of this Agreement shall be held invalid, it shall not affect the validity of the remainder of the Agreement.

(f) Entire Agreement. This Agreement contains the entire understanding of the parties and all prior representations, promises or statements are merged herein.

MAINE PUBLIC SERVICE COMPANY

By /s/ Nathan L. Grass

Nathan L. Grass

Its Executive Compensation Committee Chairperson

/s/ James N. Bayne

James N. Bayne

Employee

P:\gginn\me public\STKPLN2002-REVISED OPT AGR 010602.doc

Exhibit 10.3

EMPLOYMENT CONTINUITY AGREEMENT

This Agreement made as of this 25th day of July, 2002, but effective June 1, 2002, by and between MAINE PUBLIC SERVICE COMPANY, a Maine corporation with its principal place of business in Presque Isle, Maine (the "Company") and James Nicholas Bayne of Presque Isle, Maine, ("Officer").

WHEREAS, the Officer has been employed by the Company as its President and Chief Executive Officer; and

WHEREAS, the Officer's knowledge of the Company's affairs and his experience are critical to the protection and enhancement of the best interests of the Company, its employees, ratepayers and stockholders; and WHEREAS, the Company desires to assure itself of the continued employment of the Officer and the benefit of his independent judgment in the operation of the Company in the event that an acquisition of the Company was being considered, in light of the disruption resulting from such event;

NOW, THEREFORE, in consideration of the mutual promises and undertakings herein contained and for other good and valuable consideration, the receipt and adequacy of which is acknowledged by each of the parties, the Officer and the Company agree as follows:

1. Term of the Agreement and Renewal. The term of this Agreement shall be for a period beginning June 1, 2002, and ending December 31, 2004. On January 1, 2005, and on January 1 of each period of three (3) years thereafter (in each case such date to be a "Renewal Date") this Agreement automatically shall be renewed for an additional three (3) year term, unless at least one (1) year prior to any such Renewal Date, either party shall have given written notice to the other that such renewal shall not take place. Such notice may be given by the Company only upon the affirmative vote of the Executive Compensation Committee of the Board of Directors.

2. Rights Upon Involuntary Termination of Employment. If, within twenty-four (24) months after the occurrence of a Change in Control Event, the Company terminates the Officer's employment for any reason other than Good Cause as defined in Paragraph 4, or if the Officer voluntarily terminates employment for Good Reason as defined in Paragraph 3, the Company shall provide the Officer with the following:

(a) Within thirty (30) days of such termination, a lump sum cash payment in an amount equal to the sum of:

(i) three hundred percent (300%) of the Officer's annual base salary in effect upon the date of the Change in Control Event, and

(ii) three hundred percent (300%) of the award the Officer would have received for the year in which such termination occurs, pursuant to the Maine Public Service Company Incentive Compensation Plan, assuming that his employment had not terminated and that for such year all applicable performance goals will be met.

(b) The continuation of the Officer's participation and the participation of his dependents (to the extent they were participating prior to his termination of employment) in the Company's health, life, disability and other employee benefit plans, programs and arrangements (excluding the Maine Public Service Company Pension Plan and the Maine Public Service Company Retirement Savings Plan) for a period of twenty-four (24) months after such termination as if he were still employed during such period; provided, however, if such participation in any such plan, program or arrangement is specifically prohibited by the terms thereof, the Company shall provide the Officer (and his dependents) with benefits substantially similar to those which he was entitled to receive under such plan, program or arrangement immediately prior to his termination of employment. Additionally, at the end of any period of such coverage, the Officer shall have the right to have assigned to him, for the cash surrender value thereof, any assignable insurance owned by the Company on the life of the Officer. For purposes of this Paragraph 2(b), any employee benefit determined with reference to the Officer's compensation or earnings shall be based on his annual base salary unless otherwise provided under the terms of the applicable employee benefit plan, program or arrangement.

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

Notwithstanding the foregoing provisions of this Paragraph 3 to the contrary, "Good Reason" shall also include Officer's determination, in his sole discretion, that continued employment with the Company would not be in his best interest.

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

To the Officer: 192 State Road

Presque Isle, Maine 04769

To the Company: Maine Public Service Company

P. O. Box 1209

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

Witness: MAINE PUBLIC SERVICE COMPANY

/s/ Nathan L. Grass By /s/ G.M. Hovey

Its: Chairman

/s/ Nathan L. Grass /s/ James N. Bayne

Officer

P:\gginn\Me Public\eca-Bayne-agr.doc

Exhibit 99.1

Certification of Financial Reports Pursuant to 18 USC Section 1350

The undersigned hereby certify that the quarterly report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Paul R. Cariani

Paul R. Cariani

Chief Executive Officer

/s/ Larry E. LaPlante

Larry E. LaPlante

Vice President, Treasurer and Chief Financial Officer

Dated: August 14, 2002

This certification is made solely for purposes of 18 USC Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.