Form 10-Q
period 2002-09-30
MAINE PUBLIC SERVICE CO
filed 2002-11-14
CIK 61611

____________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

___________________________________

FORM 10-Q

( / ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

-OR-

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

___________________________________

Commission File No. 1-3429

MAINE PUBLIC SERVICE COMPANY

A Maine Corporation

I.R.S. Employer Identification No. 01-0113635

209 STATE STREET, PRESQUE ISLE, MAINE 04769

(207) 768-5811

___________________________________

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

___________________________________________________________________________

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits - Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including an unaudited statement of consolidated operations for the quarter and nine months ended September 30, 2002, and for the corresponding period of the preceding year; an unaudited consolidated balance sheet as of September 30, 2002, and an audited consolidated balance sheet as of December 31, 2001, the end of the Company's preceding fiscal year; and an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through September 30, 2002, and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements present fairly the financial position of the Company and Subsidiaries at September 30, 2002 and December 31, 2001, and the results of their operations for the three and nine months ended September 30, 2002 and their cash flows for the nine months ended September 30, 2002, and for the corresponding period of the preceding year.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Operating Revenues	$8,572	$8,157	$27,619	$37,960
EA-Standard Offer Service Margin	5,564	891	5,976	946
Total Revenues	14,136	9,048	33,595	38,906
Operating Expenses
Energy Supply	1,464	1,501	3,980	14,335
Operation & Maintenance	3,634	2,980	9,830	8,677
Depreciation	625	620	1,783	1,857
Amortization of Stranded Costs	2,184	2,380	6,827	7,052
Amortization	59	54	177	162
Taxes other than Income	343	316	1,057	1,008
Provision for Income Taxes	2,224	223	3,719	1,734
Total Operating Expenses	10,533	8,074	27,373	34,825
Operating Income	3,603	974	6,222	4,081
Other Income (Deductions)
Equity in Income of Associated Companies	51	60	211	242
Allowance for Equity Funds Used During Construction	28	22	63	62
Provision for Income Taxes	5	(70)	(69)	(5)
Other - Net	(40)	16	5	(226)
Total	44	28	210	73
Income Before Interest Charges	3,647	1,002	6,432	4,154
Interest Charges
Long-Term Debt & Notes Payable	410	549	1,215	1,840
Less Carrying Costs-Stranded Costs and Allowance for Borrowed Funds used During Construction	(285)	(250)	(808)	(745)
Total	125	299	407	1,095
Net Income Available for Common Stock	$3,522	$703	$6,025	$3,059

Average Shares Outstanding (000's)	1,574	1,573	1,574	1,573
Basic & Diluted Earnings Per Share	$2.24	$0.44	$3.83	$1.94
Dividends Declared per Common Share	$0.37	$0.35	$1.07	$0.99

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
	September 30, 2002	December 31, 2002
ASSETS	(Unaudited)
Utility Plant
Electric Plant in Service	$82,408	$82,665
Less Accumulated Depreciation	38,921	37,783
Net Electric Plant in Service	43,487	44,882
Construction Work-in-Progress	4,816	876
Total	48,303	45,758
Investment in Associated Companies
Maine Yankee Atomic Power Company	3,048	3,154
Maine Electric Power Company, Inc.	508	447
Total	3,556	3,601
Net Utility Plant and Investments	51,859	49,359
Current Assets
Cash and Cash Equivalents	9,058	5,496
Accounts Receivable - Net	4,182	5,544
Unbilled Base Revenue	1,252	1,094
Other Current Assets	950	1,049
Total	15,451	13,183
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	22,899	24,708
Recoverable Seabrook Costs	15,276	16,109
Regulatory Assets - SFAS 109 & 106	7,516	7,597
Deferred Fuel and Purchased Energy Costs	12,553	12,107
Regulatory Asset - Power Purchase Agreement Restructuring	6,167	7,255
Unamortized Debt Expense	2,628	2,798
Deferred Regulatory Costs, less accumulated amortization	1,536	1,428
Total	68,575	72,002
Other Assets
Restricted Investments	5,867	8,104
Miscellaneous	676	643
Total	6,543	8,747
Total Assets	$142,428	$143,291
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$13,071	$13,071
Paid-in Capital	49	43
Retained Earnings	40,566	36,226
Treasury Stock, at cost	(6,600)	(6,609)
Total	47,086	42,731
Long-Term Debt (less current maturities)	31,340	33,765
Current Liabilities
Long-Term Debt Due Within One Year	3,015	1,175
Notes Payable	3,850	3,950
Accounts Payable	4,450	5,521
Accounts Payable - EA Escrow	0	1,090
Other Liabilities	611	573
Interest and Taxes Accrued	2,479	562
Total	14,405	12,871
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	22,899	24,708
Deferred Income Tax	22,395	21,906
Investment Tax Credits	197	220
Deferred Gain & Related Accounts-Generating Asset Sale	1,127	3,593
Miscellaneous	2,979	3,797
Total	49,597	53,924
Total Capitalization and Liabilities	$142,428	$143,291

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(Unaudited)

(Dollars in Thousands)
	Nine Months Ended
	September 30,
	2002	2001
Cash Flow From Operating Activities
Net Income	$6,025	$3,059
Adjustments to Reconcile Net Income to Net Cash Provided By Operations
Depreciation	1,783	1,857
Amortization	1,010	1,022
Amortization of Deferred Gain from Asset Sale	(2,331)	(3,659)
Amortization of W/S Upfront Payment	1,088	1,088
Income on Tax Exempt Bonds-Restricted Funds	(45)	(211)
Deferred Income Taxes - Net	399	168
AFUDC	(82)	(85)
Change in Deferred Fuel & Purchased Energy	(446)	(211)
Change in Deferred Regulatory and Debt Issuance Costs	(64)	(227)
Change in Deferred Regulatory Liability - Transition Costs	(10)	(29)
Change in Deferred Regulatory Liability - NEIL Refund	(1,005)	0
Change in Benefit Obligation	688	361
Change in Current Assets and Liabilities	1,112	5,732
Other	43	785
Net Cash Flow Provided By Operating Activities	8,165	9,650
Cash Flow From Financing Activities
Dividend Payments	(1,652)	(1,510)
Retirements on Long-Term Debt	(585)	(525)
Short-Term Borrowings (Repayments), Net	(100)	(900)
Net Cash Flow Used For Financing Activities	(2,337)	(2,935)
Cash Flow From Investing Activities
Drawdown of Tax Exempt Bonds Proceeds	2,281	1,498
Proceeds from Sale of Generating Assets	0	1,050
Stock Redemption from Associated Company	150	0
Investment in Electric Plant	(4,697)	(3,485)
Net Cash Flow Used For Investing Activities	(2,266)	(937)
Increase in Cash and Cash Equivalents	3,562	5,778
Cash and Cash Equivalents at Beginning of Period	5,496	611
Cash and Cash Equivalents at End of Period	$9,058	$6,389
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	$1,362	$3,742
Unbilled Revenue	(159)	2,626
Inventory	(9)	(139)
Prepayments	100	71
Accounts Payable & Accrued Expenses	(189)	(566)
Other Current Liabilities	7	(2)
Total Change	$1,112	$5,732
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$868	$2,191
Income Taxes	$1,578	$1,27

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

2. ENERGY ATLANTIC (EA)

EA's net income for the third quarter of 2002 was $3,432,000 compared to a net income of $411,000 for the third quarter of last year. The increase in net income reflects the final settlement pursuant to a Wholesale Power Sales Agreement (the "Agreement") with Engage Energy America, LLC ("Engage"), as described below.

During 2001, Energy Atlantic's sales were classified into two general categories: Standard Offer Service (SOS) in the service territory of Central Maine Power Company ("CMP) and Competitive Energy Supply (CES) to i

individual retail customers. Except as stated below, the power for those sales was provided entirely under the Agreement with Engage. The Agreement expired on February 28, 2002. Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed them in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin.

During a scheduled audit of the revenue and expenses accruing under the Agreement conducted by Engage's auditors in August of 2001, a discrepancy was identified between the reconciliation of kilowatt-hours ("KWH") settled by CMP with ISO New England and transferred by ISO New England to Engage, and the KWH revenues achieved by Engage and EA through customer billing derived from actual meter readings. The August 2001 audit noted that this discrepancy was negative in some months and positive in others during the preceding year. As a precautionary measure, on January 21, 2002, EA and Engage agreed to instruct the Escrow Agent to maintain $1.5 million in the escrow account until the completion of the scheduled final audit of the contract activity, the expiration of the Escrow Agreement, and the release of EA from further obligations pertaining to the Agreement. When final billing information for the month following the February 28, 2002 expiration of the SOS activity in CMP's service territory was received, EA determined that SOS megawatt-hours ("MWH") billed to residential and small commercial customers by CMP exceeded the MWH allocated to the SOS activity by ISO New England by approximately 152,000 MWH, or approximately 2% of the total load charged to the SOS over the two-year period. The associated $6.1 million represents additional cash and revenue distributed to and shared by EA and

Engage, with EA's share being $4.8 million. Management believes the difference in MWH is a result of the difference between estimated and actual line loss or the estimating process the utility and ISO New England uses to report the amount of energy transferred to individual energy providers. Management also believes the SOS customers were billed only for the energy delivered according to their meters as read by CMP. Through August 31, 2002, EA has recognized revenues based on the MWH allocated to the SOS by ISO New England, thereby excluding the impact of the discrepancy. During the third quarter, EA and Engage concluded their business relationship pursuant to the terms of their Agreement. Following completion of the final scheduled audit, the final escrow disbursements were made to EA and Engage on September 30, 2002. As a result of the final account settlement, EA recognized the $4.8 million of additional standard offer service (SOS) revenue during the third quarter with an after-tax impact of $2.9 million, or $1.84 per share. In addition, EA reversed $321,000 ($.12 per share) of expenses previously accrued for EA's share of possible regulatory assessments under the Agreement with Engage. This assessment was imposed on Engage by FERC during the course of the Engage/EA Agreement. Engage has indicated that due to a change in regulation, FERC will not be making any further assessments in connection with this matter.

EA has entered into a contract for 40% of the output of the Wheelabrator-Sherman (W-S) energy facility for the two years beginning March 1, 2002. The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide power for additional CES sales in the Company's service territory. This is EA's first take-or-pay contract, which carries more counterparty risk than others entered into to date. To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company's service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power's avoided cost, subject to a floor and ceiling. Currently, all output has been sold to CES customers, therefore limiting the risk that energy will be sold to NB Power. In addition, NB Power will sell power to EA when load exceeds W-S output at a fixed on and off-peak rate.

In addition, EA has a power supply relationship with Duke Energy Trading and Marketing ("DETM"). In connection with this relationship, and certain transactions between EA and DETM, MPS provides a contractual guaranty on behalf of EA in an aggregate amount of one million dollars ($1,000,000). This guaranty is related specifically to the delivery and/or receipt of electric power between EA and DETM. This guaranty was renewed in September of 2002 for an additional year.

The following illustrates each type of EA's risk exposure related to these contracts for supply and sales:

- Counterparty risk includes the possibility of the other parties' failure to fulfill their contractual obligations to EA such as:

a) Deliverability risk, referring to EA not being able to serve contracted load due to the supplier's failure to provide energy.

b) Transmission risk, indicating EA's reliance on the utilities, such as the Company, Central Maine Power and Bangor Hydro-Electric, to physically transport energy to EA's customers.

c) Credit risk exposure, depending on EA's customers' ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

- Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market. This would occur (1) if energy is not available from W-S, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied or (2) if the existing customer load deteriorated and NB Power could not buy the excess power from WS, as contracted.

- Forecasting risk exposure includes possible inaccuracy in the estimation of energy supply requirements. One of EA's suppliers requires a 24-month forecast of load for each commitment to a 1 MW block of energy. Although there is no penalty for not using all of the energy, EA is assessed a penalty for using more than the amount contracted.

- Market-based cost risk is exposure to transactions tied to market indexes, such as the arrangement to sell excess W-S power to NB Power at a current market-indexed rate.

EA's CES sales to retail customers during 2002 will produce far less revenue than EA earned from SOS in CMP's territory. The Company is reviewing EA's current and future business model which may include a possible exit from the CES market, a refinement of its market area, and/or expansion into other product and service lines.

The Company operates in two segments, with Maine Public Service Company (MPS) providing regulated transmission and distribution services and EA performing unregulated power marketing services as described above. The segments' activity for the three months ended September 30, 2002 and 2001 is summarized in the table below.

Three Months Ended

(Dollars in Thousands)
		9/30/02			9/30/01
			Total			Total
	EA	MPS	Company	EA	MPS	Company

Operating Revenues	$1,989	$6,583	$8,572	$1,600	$6,557	$8,157
EA Standard Offer Service Margin	5,564	-	5,564	891	-	891
Total Revenues	7,553	6,583	14,136	2,491	6,557	9,048
Operations & Maintenance Expense	1,872	6,437	8,309	1,850	6,001	7,851
Taxes	2,277	(53)	2,224	265	(42)	223
Total Operating Expenses	4,149	6,384	10,533	2,115	5,959	8,074
Operating Income	3,404	199	3,603	376	598	974
Other Income & Deductions	28	16	44	38	(10)	28
Income Before Interest Charges	3,432	215	3,647	414	588	1,002
Interest Charges	-	125	125	3	296	299
Net Income	$3,432	$90	$3,522	$411	$292	$703

Nine Months Ended

(Dollars in Thousands)
		9/30/02			9/30/01
			Total			Total
	EA	MPS	Company	EA	MPS	Company
Operating Revenues	$5,036	$22,583	$27,619	$15,082	$22,878	$37,960
EA Standard Offer Service Margin	5,976	-	5,976	946	-	946
Total Revenues	11,012	22,583	33,595	16,028	22,878	38,906
Operations & Maintenance Expense	5,117	18,537	23,654	15,401	17,690	33,091
Taxes	2,378	1,341	3,719	194	1,540	1,734
Total Operating Expenses	7,495	19,878	27,373	15,595	19,230	34,825
Operating Income	3,517	2,705	6,222	433	3,648	4,081
Other Income & Deductions	79	131	210	(133)	206	73
Income Before Interest Charges	3,596	2,836	6,432	300	3,854	4,154
Interest Charges	6	401	407	6	1,089	1,095
Net Income	$3,590	$2,435	$6,025	$294	$2,765	$3,059
Total Assets	$9,879	$132,549	$142,428	$5,431	$141,191	$146,622

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

Based on the level of revenue requirements authorized in this rate order, and further assuming the continued operation of W-S and the sale of its output by MPUC administered auction through 2006, the Company estimates that it will be recovering an equal amount of stranded costs through 2012. Once the W-S contract expires at the end of 2006, the Company expects to begin the recovery of other regulatory assets, principally deferred Maine

Yankee replacement power costs and deferred W-S power costs. Presently, the Company's earns a rate of return on these regulatory assets. As these costs are recovered over time, the Company's return on the remaining regulatory assets will decline thereby reducing net income.

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

The Company originally believed stranded costs should be recovered through fixed charges that its customers cannot avoid by reducing or eliminating their usage. The Company, together with CMP and BHE, filed testimony in support of its position on April 16, 2002. The Company recommended that 50% of the stranded costs allocable to residential and small to medium commercial customers and 25% of the stranded cost allocable to large industrial customers be immediately collected through a fixed charge, with all remaining stranded costs to be phased in during the Company's next rate case. The Company also recommended immediate elimination of its seasonal rates. After further review of the impact of these proposed changes, which had no overall revenue impact, the Company filed a motion to be permitted to withdraw or be released from this proceeding. The Company stated that its service territory was located in a retail energy market that was distinct from that of CMP or BHE. Because, unlike CMP and BHE, the Company has not yet filed an Alternative Rate Plan (ARP), management also wished to reconsider its rate design options and, at the same time, avoid promoting any billing structures that might limit or conflict with these options. The Company intends to file an ARP during the first quarter of 2003. On July 30, 2002, the Company filed a stipulation with the Commission, signed by the parties to the proceeding, to withdraw, without prejudice from the investigation. The Commission approved the Company's petition on August 20, 2002.

Federal Energy Regulatory Commission (FERC) Approves Increase in Retail Transmission Rates

The FERC approved wholesale transmission rates effective June 1, 2002 in Docket No. ER00-1053. On August 6, 2002, the Company notified the MPUC of its intention to implement the associated transmission component of its retail transmission and distribution (T&D) rates, with the new rates effective October 1, 2002. The FERC maintains jurisdiction over all transmission rates. This implementation increased T&D rates by 2%. The parties to MPS's Open Access Transmission Tariff (OATT) informational filing, FERC Docket No. ER00-1053, are currently generating data requests to MPS concerning the wholesale increase, to which the Company is responding. Although the Company expects to resolve the questions without further rate adjustment, it cannot predict the final outcome of this proceeding.

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
	(Dollars in Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Current income taxes	$2,335	$582	$3,333	$1,555
Deferred income tax	(108)	(281)	478	208
Investment credits	(8)	(8)	(23)	(24)
Total income taxes	$2,219	$293	$3,788	$1,739
Allocated to:
Operating Income	$2,224	$223	$3,719	$1,734
Other income	(5)	70	69	5
Total	$2,219	$293	$3,788	$1,739

For the nine months ended September 30, 2002 and 2001, the effective income tax rates were 38.6 % and 36.2%, respectively. The principal reasons for the effective tax rates differing from the US federal income tax rate are the contribution to net income of the Company's Canadian subsidiary, flowthrough items, principally Seabrook amortization required by regulation, and state income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of September 30, 2002 and December 31, 2001.
	(Dollars in Thousands)
	September 30,	December 31,
	2002	2001
Seabrook	$8,759	$8,898
Property	6,674	6,663
Deferred fuel	4,033	4,140
W/S upfront payment	2,460	2,894
Generating asset sale	(28)	(1,013)
Pension and post-retirement benefits	(276)	(74)
Other	773	398
Net accumulated deferred income taxes	$22,395	$21,906

5. MAINE YANKEE

The Company owns 5% of the Common Stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant") in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant.

The MPUC, on January 27, 2002, approved a Stipulation providing for the recovery of stranded investment, for a two-year period March 1, 2002 until February 29, 2004, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs, and the remaining Maine Yankee investment. As of September 30, 2002, deferred fuel of $12.6 million is reflected as a regulatory asset, which includes the Maine Yankee replacement power costs, as well as deferred Wheelabrator-Sherman fuel costs.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5% share would be approximately $46.5 million. In December 1998, June 1999, September 2000, February 2001, December 2001, March 2002, May 2002 and again in September, 2002, Maine Yankee updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of September 30, 2002 is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $22.9 million, which reflects the Company's 5% share of Maine Yankee's September 2002 revised estimate of the remaining decommissioning costs.

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

In June 2000, Federal Insurance Company (Federal), which had provided performance and payment bonds in the amount of approximately $38.5 million each in connection with the decommissioning operations contract, filed a declaratory-judgment complaint against Maine Yankee in the Bankruptcy Court in Delaware, which was subsequently transferred to the United States District Court in Maine.

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

6. STOCK COMPENSATION PLAN

Upon approval by the Company's shareholders in June of 2002, the Company adopted the 2002 Stock Option Plan (the Plan). The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Executive Compensation Committee of the Board, who are not employees of the Company or any Subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option's maximum term is 10 years. The Board, based on a recommendation of the Executive Compensation Committee, modified the grant agreement to the Company's new President & Chief Executive Officer to lessen the economic liability to the Company. As modified, the change of control provisions were eliminated and the three-year vesting schedule will be followed.

The Company accounts for the fair value of its grants under the plan in accordance with the expense provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". The effect of the grants on compensation expense for the quarter ended September 30, 2002 was immaterial.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 4.9 percent; expected volatility of 20 percent, risk-free interest rate of 3.22; and expected lives of 7 years.

A summary of the status of the Company's stock option plan as of September 30, 2002, and changes during the quarter then ended is presented below:

Options	Shares (000)	Exercise Price
Outstanding at June 30, 2002	5,250	$30.45
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2002	5,250	$30.45
Options exercisable at September 30, 2002	0
Weighted-average fair value of options granted during the quarter	$3.61

The following table summarizes information about fixed stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 09/30/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 09/30/02	Weighted-Average Exercise Price
$30.45	5,250	9.7 years	30.45	-	-

7NEW ACCOUNTING PRONOUNCEMENTS

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

8. VOLUNTARY EARLY RETIREMENT PROGRAM (VERP)

On November 6, 2002, the Company offered a VERP to thirteen employees who will attain age 59 and complete sixteen years of service on or before January 1, 2003. The program is necessary to realign the Company's organizational structure and employee resources for the Company's future. At this time, the Company cannot estimate how many employees will accept the Company's offer. The cost of the program for the employees accepting the Company's offer will be recorded as a charge to fourth quarter 2002 earnings.

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

Net income and earnings per share for the three months ended September 30, 2002 along with the corresponding information for the previous year are as follows:

	2002	2001
Net Income
Core T&D	$90	$292
EA	3,432	411
Total Company	$3,522	$703
Earnings Per Share
Core T&D	$.06	$.18
EA	2.18	.26
Total Company	$2.24	$.44

As may be seen, there was a reduction in core T&D net income and a substantial increase in EA net income.

Net income from Core T&D declined from $292,000 in the third quarter of 2001 to $90,000 in the third quarter of 2002. EA's net income increased from $411,000 in the third quarter of 2001 to $3,432,000 in the third quarter of 2002. The increase in EA net income reflects the final settlement pursuant to a Wholesale Power Sales Agreement (the "Agreement") with Engage America, LLC ("Engage"), as previously described in Note 2 to the Consolidated Financial Statements.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

For the third quarter of 2002 compared to the same quarter last year, the increase in consolidated earnings per share (EPS) of $1.80 is attributable to the following:

Change in EPS - Third Quarter of 2002

Compared to Third Quarter of 2001
EPS Increase (Decrease)
Increase in Energy Atlantic net income	$1.92
Increase in employee salary, benefits and other insurance expenses	(.11)
Increase in legal, regulatory and customer service expenses	(.10)
Increase in wheeling and retail revenues	.06
Reduction in net interest costs due to lower rates	.06
Other	(.03)
Total	$1.80

Consolidated operating revenues for the quarters ended September 30, 2002 and 2001, are as follows:

	2002		2001
(Dollars in Thousands)	$	MWH	$	MWH
Maine Public Service (MPS)
- Retail	6,183	128,306	6,089	125,965
- Other Revenues	400		468
Energy Atlantic, LLC (EA)
- Competitive Energy Supply	1,989	36,747	1,600	54,309
- Standard Offer Margin	5,564	152,153	891	861,111
Totals	14,136	317,206	9,048	1,041,385

MPS retail sales increased by 1.9% (2,341 MWH), reflecting increases in sales to large commercial customers of 2.7% (1,108 MWH), to residential customers of $1.6% (1,600 MWH) and to medium and small commercial customers of 1.4% (619 MWH). The $68,000 decrease in Other Revenues is due primarily to a decrease in flexible pricing revenue according to the regulatory stipulation in Docket 2001-240, as discussed below in Part II, Item 1, "Legal Proceedings".

Competitive Energy Supply revenues of the Company's wholly-owned marketing subsidiary, Energy Atlantic, LLC (EA) increased by $389,000 due to an increase in residential sales in Northern Maine, offset by the expiration of several large retail customer contracts during 2001. This 24% increase in CES revenues was achieved despite a 32% decrease in MWH sales, reflecting more profitable contracts to residential and small commercial customers during the third quarter of 2002 compared to the same period in 2001. After considering the supply costs, these new sales agreements resulted in higher margins for the quarter compared to the same quarter last year. For the third quarter 2001, sales to one large customer of 26,183 MWH were at substantially lower prices. Correspondingly, energy supply costs were also substantially lower, providing for a small profit margin on these sales.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

The Standard Offer Service (SOS) margin increased $4,673,000, due to the recognition of $4.8 million of additional SOS revenue upon final settlement of the contract, and completion of the final audit, with Engage Energy (Engage). EA's contract for SOS service began March 1, 2000 and ended February 28, 2002. SOS revenues, MWH sales and MWH purchases reflects the final settlement with Engage.

For the quarters ended September 30, 2002 and 2001, total operating expenses were $10,533,000 and $8,074,000, respectively. Energy supply expenses for EA were as follows:

	2002		2001
	$	MWH	$	MWH
Energy Supply
EA Competitive Energy Supply	1,464	36,747	1,501	54,309
EA Standard Offer Service	-	152,153	-	861,111
Total Energy Supply	1,464	188,900	1,501	915,420

With the start of retail competition on March 1, 2000, EA began selling to retail customers, and MPS itself now provides transmission and distribution (T&D or delivery) services only, no longer purchasing or generating energy supply for its customers. Compared to the third quarter of 2001, CES purchases by EA decreased by 17,562 MWH, or $37,000, reflecting the new supply agreements discussed in the "Energy Atlantic Operations" section. SOS purchases by EA decreased by 708,958 MWH due to the expired contracts, as discussed above. Only the gross margin of SOS activity is recorded, therefore no energy supply expenses are recognized.

T&D operation and maintenance expenses, as well as stranded costs, are as follows:

	2002	2001	Increase (Decrease)
T&D Operation and Maintenance
Transmission and Distribution	891	880	11
Customer Accounting and General Administrative	2,363	1,797	566
Energy Atlantic	380	303	77
Total T&D Operation and Maintenance	3,634	2,980	654

Stranded Costs
Wheelabrator-Sherman	2,084	2,390	(306)
Maine Yankee	716	794	(78)
Seabrook	278	278	-
Deferred Fuel	(323)	211	(534)
Special Discounts	70	-	70
Amortization of Gain from Asset Sale	(641)	(1,293)	652
Total Stranded Costs	2,184	2,380	(196)

Customer accounting and general administrative expenses increased by $566,000, reflecting increases inemployee salaries and benefits, regulatory and legal expenses.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

The Company recognized $2,184,000 of stranded costs in the third quarter of 2002, compared to $2,380,000 in the third quarter of 2001. MPS continues to purchase power from Wheelabrator-Sherman (W-S) under an agreement that expires in 2006, at prices above current market conditions. Beginning on March 1, 2000, as a result of competitive bidding, the output from W-S is sold to the successful bidder, and the above-market amount is included in stranded cost amortization rather than energy supply. The decrease in amortization of stranded costs of $196,000 reflects a decrease in net W-S costs of $306,000 and a $534,000 decrease in deferred fuel recognition, partially offset by a $652,000 increase in the asset sale gain recognition. Stranded costs include the W-S above-market costs discussed above, less amortization of the deferred gain from the 1999 sale of the Company's generating assets, in accordance with a Divestiture Plan approved by the MPUC under Maine's Electric Industry Restructuring Act.

Energy Atlantic Operations

EA's net income for the third quarter of 2002 was $3,432,000 compared to a net income of $411,000 for the third quarter of last year. The increase in net income reflects the final settlement pursuant to a Wholesale Power Sales Agreement (the "Agreement") with Engage Energy America, LLC ("Engage"), as described below.

During 2001, Energy Atlantic's sales were classified into two general categories: Standard Offer Service (SOS) in the service territory of Central Maine Power Company ("CMP") and Competitive Energy Supply (CES) to individual retail customers. Except as stated below, the power for those sales was provided entirely under the Agreement with Engage. The Agreement expired on February 28, 2002. Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed them in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin.

During a scheduled audit of the revenue and expenses accruing under the Agreement conducted by Engage's auditors in August of 2001, a discrepancy was identified between the reconciliation of kilowatt-hours ("KWH") settled by CMP with ISO New England and transferred by ISO New England to Engage, and the KWH revenues achieved by Engage and EA through customer billing derived from actual meter readings. The August 2001 audit noted that this discrepancy was negative in some months and positive in others during the preceding year. As a precautionary measure, on January 21, 2002, EA and Engage agreed to instruct the Escrow Agent to maintain $1.5 million in the escrow account until the completion of the scheduled final audit of the contract activity, the expiration of the Escrow Agreement, and the release of EA from further obligations pertaining to the Agreement. When final billing information for the month following the February 28, 2002 expiration of the SOS activity in CMP's service territory was received, EA determined that SOS megawatt-hours("MWH") billed to residential and small commercial customers by CMP exceeded the MWH allocated to the SOS activity by ISO New England by approximately 152,000 MWH, or approximately 2% of the total load charged to the SOS over the two-year period. The associated $6.1 million represents additional cash and revenue distributed to and shared by EA and Engage, with EA's share being $4.8 million. Management believes the difference in MWH is a result of the difference between estimated and actual line loss or the estimating process the utility and ISO New England uses to report the amount of energy transferred to individual energy providers. Management also believes the SOS customers were billed only for the energy delivered according to their meters as read by CMP. Through August 31, 2002, EA has recognized revenues based on the MWH allocated to the SOS by ISO New England, thereby excluding the impact of the discrepancy. During the third quarter, EA and Engage concluded their business relationship pursuant to the terms of their Agreement. Following completion of the final

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

scheduled audit, the final escrow disbursements were made to EA and Engage on September 30, 2002. As a result of the final account settlement, EA recognized the $4.8 million of additional standard offer service (SOS)

revenue during the third quarter with an after-tax impact of $2.9 million, or $1.84 per share. In addition, EA reversed $321,000 ($.12 per share) of expenses previously accrued for EA's share of possible regulatory assessments under the Agreement with Engage. This assessment was imposed on Engage by FERC during the course of the Engage/EA Agreement. Engage has indicated that due to a change in regulation, FERC will not be making any further assessments in connection with this matter.

EA has entered into a contract for 40% of the output of the Wheelabrator-Sherman (W-S) energy facility for the two years beginning March 1, 2002. The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide power for additional CES sales in the Company's service territory. This is EA's first take-or-pay contract, which carries more counterparty risk than others entered into to date. To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company's service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power's avoided cost, subject to a floor and ceiling. Currently, all output has been sold to CES customers, therefore limiting the risk that energy will be sold to NB Power. In addition, NB Power will sell power to EA when load exceeds W-S output at a fixed on and off-peak rate.

In addition, EA has a power supply relationship with Duke Energy Trading and Marketing ("DETM"). In connection with this relationship, and certain transactions between EA and DETM, MPS provides a contractual guaranty on behalf of EA in an aggregate amount of one million dollars ($l,000,000). This guaranty is related specifically to the delivery and/or receipt of electric power between EA and DETM. The guaranty was renewed in September of 2002 for an additional year.

The following illustrates each type of EA's risk exposure related to these contracts for supply and sales:

- Counterparty risk includes the possibility of the other parties' failure to fulfill their contractual obligations to EA such as

a) Deliverability risk, referring to EA not being able to serve contracted load due to the supplier's failure to provide energy.

b) Transmission risk, indicating EA's reliance on the utilities, such as the Company, Central Maine Power and Bangor Hydro-Electric, to physically transport energy to EA's customers.

c) Credit risk exposure, depending on EA's customers' ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

- Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market. This would occur (1) if energy is not available from W-S, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied or (2) if the existing customer load deteriorated and NB Power could not buy the excess power from WS, as contracted.

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

- Market-based cost risk is exposure to transactions tied to market indexes, such as the arrangement to sell excess W-S power to NB Power at a current market-indexed rate

EA's CES sales to retail customers during 2002 will produce far less revenue than EA earned from SOS in CMP's territory. The Company is reviewing EA's current and future business model which may include a possible exit from the CES market, a refinement of its market area, and/or expansion into other product and service lines.

Liquidity

Net cash flows from operating activities were $8,165,000 for the first nine months of 2002. For the period, the Company paid $1,652,000 in dividends and drew down $2,281,000 of proceeds from the tax-exempt revenue bonds, based on qualifying property additions. The Company also paid scheduled sinking fund payments of $585,000 on long-term debt and decreased short-term borrowings by $100,000. For the period, the Company invested $4,697,000 in electric plant.

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

Revolving Credit Agreement and Letters of Credit Extensions

On May 23, 2002, the Company's $6 million revolving credit agreement with two participating banks was extended until June 8, 2004. The agreement contains certain restrictive covenants including interest coverage tests and debt-to-equity ratios. As of September 30, 2002, the Company was in compliance with these covenants.

The Maine Public Utility Financing Bank (MPUFB) has issued its tax-exempt bonds on behalf of the Company for the construction of qualifying distribution property. Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series has $13.6 million outstanding at September 30, 2002 and is due in 2021. On October 19, 2000, the 2000 Series of bonds were issued in the amount of $9 million with these bonds due in 2025. The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property and, as of September 30, 2002, approximately $3.5 million is available. For both tax-exempt bond series, a long-term note was issued under a loan agreement between the Company and the MPUFB with the Company agreeing to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York has separately issued its direct pay letters of credit (LC's) for the benefit of the holders of each series of bonds. Both LC's were due to expire in June 2002, and were

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

extended to June 8, 2004. In addition, the Company issued $14.4 million in Second Mortgage Bonds due 2021 to secure its obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, replacing $15.875 million of second mortgage bonds issued in 1996 that were due in June 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with three variable rate debt issues of the regulated business as of September 30, 2002 for purposes other than trading. These issues are discussed in detail in the Company's 2001 Annual Report, which is Exhibit 13 of the Company's 2001 Form 10-K. The discussion occurs in Note 10, "SFAS No. 133", of the Notes to Consolidated Financial Statements.

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

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

The Company's President and Chief Executive Officer and Vice President, Treasurer and Chief Financial Officer have implemented new disclosure controls and procedures. Based on their reviews of these disclosure controls and the procedures, conducted within 90 days of this filing, as evidenced by the certifications appearing at the end of this Form 10-Q, the afore-mentioned officers have concluded that the controls are working effectively.

(b) Changes in Internal Controls

There have not been any significant changes in the Company's internal controls or in other factors that could significantly offset these controls subsequent to the date of their evaluation; there were also no corrective actions with regard to significant deficiencies and material weaknesses.

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2002

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

(b) Maine Public Utilities Commission, Investigation of Rate Design of Transmission and Distribution Utilities, MPUC Docket No. 01-245.

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

The Company originally believed its stranded costs should be recovered through fixed charges that its customers cannot avoid by reducing or eliminating their usage. The Company, together with CMP and BHE, filed testimony in support of its position on April 16, 2002. The Company recommended that 50% of the stranded costs allocable to residential and small to medium commercial and industrial customers and 25% of the stranded costs allocable to large industrial customers be immediately collected through a fixed charge, with all remaining stranded costs to be phased in during the Company's next rate case. The Company also recommended immediate elimination of its seasonal rates. After further review of the impact of these proposed changes, which had no overall revenue impact, the Company filed a motion to be permitted to withdraw or be released from this proceeding. The Company stated that its service territory was located in a retail energy market that was distinct from that of CMP or BHE. Because, unlike CMP and BHE, the Company has not filed an Alternative Rate Plan (ARP), management also wished to reconsider its rate design options and, at the same time, avoid promoting any billing structures that might limit or conflict with these options. The Company intends to file an ARP during the first quarter of 2003. On July 30, 2002, the Company filed a stipulation with the Commission, signed by the parties to the proceeding, to withdraw, without prejudice from the investigation. The Commission approved the Company's petition on August 20, 2002.

(c) Federal Energy Regulatory Commission (FERC) Approves Increase in Retail Transmission Rates

The FERC approved wholesale transmission rates effective June 1, 2002 in Docket No. ER00-1053. On August 6, 2002, the Company notified the MPUC of its intention to implement the associated

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (Continued)

transmission component of its retail transmission and distribution (T&D) rates effective October 1, 2002. The FERC maintains jurisdiction over all transmission rates. This implementation increased T&D rates by 2%. The parties to MPS's Open Access Transmission Tariff (OATT) informational filing, FERC Docket No. ER00-1053, are currently generating data requests to MPS concerning the wholesale increase, to which the Company is responding. Although the Company expects to resolve the questions without further rate adjustment, it cannot predict the final outcome of this proceeding.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Executive Changes

At the August 2, 2002 regular meeting of the Board of Directors:

J. Nicholas Bayne was elected President and Chief Executive officer, with the retirement of Paul Cariani. Mr. Bayne was also elected a Director to fill the vacancy created by the resignation of Mr. Cariani from the Board of Directors.

At the September 6, 2002 regular meeting of the Board of Directors:

Kurt A. Tornquist was appointed Vice President, Corporate Performance and Development. Mr. Tornquist formerly served as Controller and is charged with overall corporate performance improvement, as well as corporate development activities.

Brent M. Boyles was appointed Vice President, Marketing and Customer Service. Mr. Boyles formerly served as Manager of Planning and System Operations and is charged with overall responsibilities for increasing revenues, both core and non-core.

Michael A. Thibodeau was appointed Vice President, Controller and Chief Risk Officer. Mr. Thibodeau previously served as Vice President, Human Resources, Manager of Rates and Financial Planning, and Assistant Vice President Administration.

Board of Directors Authorizes Reorganization of Company into Holding Company

On October 4, 2002, the Company's Board of Directors authorized the Company to reorganize the Company into a holding company structure. The intended result would be that the Company itself would become a wholly owned subsidiary of a new holding company, which would also be the parent company of the Energy Atlantic, LLC, which is now a subsidiary of the Company. The original intent was that the Company's other subsidiary, Maine and New Brunswick Electrical Power Company, Ltd. ("ME&NB"), also become a subsidiary of the new holding company; it has since been decided that ME&NB be dissolved when its obligations have terminated,

Form 10-Q

PART II. OTHER INFORMATION

Item 5. Other Information (Continued)

and that it remain a subsidiary of the Company until such dissolution. To achieve this corporate structure, stock in the Company will be exchanged for stock in the new holding company, through a "reverse triangular merger". The reorganization will not go forward without an opinion of counsel that the transaction does not cause federal income tax liability to Company shareholders whose stock is exchanged in the reorganization. The Company will be undertaking the reorganization in order to maintain its focus on its core regulated business while at the same time positioning the Company for more diversified growth into unregulated business markets.

The reorganization will require the approval of the Maine Public Utilities Commission (the "MPUC"), the U.S. Securities and Exchange Commission under the Public Utilities Holding Company Act, and from the Federal Energy Regulatory Commission under the Federal Power Act. Among the first steps authorized by the Board were the filing of a petition for MPUC approval and the preparation and filing of documents necessary for other state and federal regulatory approvals.

Certain other regulatory and non-regulatory consents must also be obtained, and will be sought, in connection with the Company's outstanding indebtedness.

Local 1837 of IBEW Ratifies Contract

Local 1837 of the International Brotherhood of Electrical Workers ratified a three year contract with the Company, effective October 1, 2002. The agreement included a 3.25% wage increase in the first year, 3.35% in the second year, and 3.5% increase in the third year of the new contract.

Voluntary Early Retirement Program (VERP)

On November 6, 2002, the Company offered a VERP to thirteen employees who will attain age 59 and complete sixteen years of service on or before January 1, 2003. The program is necessary to realign the Company's organizational structure and employee resources for the Company's future. At this time, the Company cannot estimate how many employees will accept the Company's offer. The cost of the program for the employees accepting the Company's offer will be recorded as a charge to fourth quarter 2002 earnings.

Item 6. Exhibits and Reports on Form 8-K

A Form 8-K was filed on October 18, 2002, covering the board authorization for reorganization described under Item 5, Other Events.

Exhibit 99.1 Certification of Financial Reports dated November 14, 2002 for the Form 10-Q for the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE PUBLIC SERVICE COMPANY

(Registrant)

Date: November 14, 2002 By: /s/ Michael A. Thibodeau

Michael A. Thibodeau

Vice President, Controller and Chief Risk Officer

CERTIFICATIONS

I, J. Nicholas Bayne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maine Public Service Company (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ J. Nicholas Bayne

J. Nicholas Bayne

Chief Executive Officer

I, Larry E. LaPlante, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Maine Public Service Company (the registrant);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Larry E. LaPlante

Larry E. LaPlante

Vice President, Treasurer, and Chief Financial Officer

Exhibit 99.1

Certification of Financial Reports Pursuant to 18 USC Section 1350

The undersigned hereby certify that the quarterly report on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ J. Nicholas Bayne

J. Nicholas Bayne

Chief Executive Officer

/s/ Larry E. LaPlante

Larry E. LaPlante

Vice President, Treasurer and Chief Financial Officer

Dated: November 14, 2002

This certification is made solely for purposes of 18 USC Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.