Form 10-K/A
period 2002-12-31
MAINE PUBLIC SERVICE CO
filed 2003-04-18
CIK 61611

ERRATA SHEET TO ANNUAL REPORT

OF MAINE PUBLIC SERVICE COMPANY FOR 2002

In the interview with J. Nick Bayne, President and CEO of Maine Public Service Company, beginning on page 14 of the Annual Report, in the answer to the question:

"What percentage shareholder vote will be required to approve the holding company?"

please substitute the following for the first sentence:

"Moving to a holding company requires stringent review and approval by the Maine Public Utilities Commission, the Federal Energy Regulatory Commission and others before the vote can be presented to our shareholders."

NEITHER THE SECURITIES AND EXCHANGE COMMISSION NOR ANY STATE SECURITIES COMMISSION HAS APPROVED OR DISAPPROVED OF THE SECURITIES TO BE ISSUED UNDER THE PROXY STATEMENT AND PROSPECTUS WHICH ACCOMPANIES THIS ANNUAL REPORT, OR DETERMINED IF SUCH PROXY STATEMENT AND PROSPECTUS IS ACCURATE OR ADEQUATE. ANY REPRESENTATION TO THE CONTRARY IS A CRIMINAL OFFENSE.