Form 10-Q
period 2003-03-31
MAINE PUBLIC SERVICE CO
filed 2003-05-16
CIK 61611

____________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

___________________________________

FORM 10-Q

( / ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Common Stock, $7.00 par value - 1,574,322 shares

___________________________________________________________________________

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

See the following exhibits: (1) Maine Public Service Company and Subsidiaries Condensed Consolidated Financial Statements, including an unaudited statement of consolidated operations for the quarter ended March 31, 2003 and for the corresponding period of the preceding year; (2) an unaudited consolidated balance sheet as of March 31, 2003; and (3) an audited consolidated balance sheet as of December 31, 2002, the end of the Company's preceding fiscal year; and (4) an unaudited statement of consolidated cash flows for the period January 1 (beginning of the fiscal year) through March 31, 2003 and for the corresponding period of the preceding year.

In the opinion of management, the accompanying unaudited, condensed and consolidated financial statements present fairly the financial position of the Company and Subsidiaries at March 31 2003 and December 31, 2002, and the results of their operations for the three months ended March 31, 2003 and their cash flows for the three months ended March 31, 2003, and for the corresponding period of the preceding year.

<

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS

(Unaudited)

(Dollars in Thousands Except Per Share Amounts)

Three Months Ended
March 31,
	2003	2002

Operating Revenues
Regulated	$9,580	$9,599
Unregulated	1,788	1,400
Unregulated SOS Margin	0	407
Total Revenues	11,368	11,406
Operating Expenses
Unregulated Energy Supply	1,494	1,201
Operation & Maintenance
Regulated	2,765	2,764
Unregulated	289	325
Total Operation & Maintenance	3,054	3,089
Depreciation	665	655
Amortization of Stranded Costs	2,448	2,461
Amortization	51	59
Taxes other than Income	368	357
Provision for Income Taxes
Regulated	1,091	1,348
Unregulated	(4)	102
Total Operating Expenses	9,167	9,272
Operating Income	2,201	2,134
Other Income (Deductions)
Equity in Income of Associated Companies	71	88
Allowance for Equity Funds Used During Construction	0	14
Provision for Income Taxes
Regulated	(11)	(70)
Unregulated	(5)	(3)
Other - Net	(260)	86
Total	(205)	115
Income Before Interest Charges	1,996	2,249
Interest Charges
Long-Term Debt & Notes Payable	355	394
Less Carrying Costs-Stranded Costs and Allowance for Borrowed Funds used During Construction	(299)	(250)
Total	56	144
Net Income Available for Common Stock	$1,940	$2,105

Average Shares Outstanding (000's)	1,574	1,574
Basic & Diluted Earnings Per Share	$1.23	$1.34
Dividends Declared per Common Share	$0.37	$0.35

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

ASSETS	March 31, 2003	December 31, 2002
Utility Plant
Electric Plant in Service	$87,928	$88,072
Less Accumulated Depreciation	40,040	39,432
Net Electric Plant in Service	47,888	48,640
Construction Work-in-Progress	1,812	96
Total	49,700	48,736
Investment in Associated Companies
Maine Yankee Atomic Power Company	2,545	2,873
Maine Electric Power Company, Inc.	547	525
Total	3,092	3,398
Net Utility Plant and Investments	52,792	52,134
Current Assets
Cash and Cash Equivalents	3,243	5,956
Accounts Receivable - Net	5,625	5,429
Unbilled Base Revenue	1,234	1,294
Other Current Assets	774	1,041
Total	10,876	13,720
Regulatory Assets
Uncollected Maine Yankee Decommissioning Costs	21,427	22,153
Recoverable Seabrook Costs	14,721	14,999
Regulatory Assets - SFAS 109 & 106	7,131	7,162
Deferred Fuel and Purchased Energy Costs	13,978	13,132
Regulatory Asset - Power Purchase Agreement Restructuring	5,441	5,804
Unamortized Premium on Debt Redemptions	1,656	1,709
Deferred Regulatory Costs (less accumulated amortization)	1,301	1,409
Total	65,655	66,368
Other Assets
Unamortized Debt Expense	755	823
Restricted Investments	4,005	4,437
Miscellaneous	787	655
Total	5,547	5,915
Total Assets	$134,870	$138,137
CAPITALIZATION AND LIABILITIES
Capitalization
Common Shareholders' Equity
Common Stock	$13,071	$13,071
Paid-in Capital	53	51
Retained Earnings	41,861	40,503
Treasury Stock, at cost	(6,592)	(6,596)
Total	48,393	47,029
Long-Term Debt (less current maturities)	30,680	30,680
Current Liabilities
Long-Term Debt Due Within One Year	1,285	3,085
Notes Payable	100	2,800
Accounts Payable and Accrued Liabilities	3,921	3,772
Accrued Employee Benefits	959	1,336
Dividends Declared	582	582
Other Current Liabilities	1,288	225
Total	8,135	11,800
Deferred Credits
Uncollected Maine Yankee Decommissioning Costs	21,427	22,153
Deferred Income Tax	22,223	22,271
Investment Tax Credits	182	189
Deferred Gain & Related Accounts-Generating Asset Sale	24	469
SFAS 87 Provision for Pension Benefits	2,057	1,956
SFAS 106 Provision Other Post Employment Benefits	1,304	1,166
Miscellaneous	445	424
Total	47,662	48,628
Total Capitalization and Liabilities	$134,870	$138,137

The accompanying notes are an integral part of these financial statements.

MAINE PUBLIC SERVICE COMPANY AND SUBSIDIARIES

Statements of Consolidated Cash Flows

(Unaudited)

(Dollars in Thousands)

Three Months Ended
March 31,
	2003	2002
Cash Flow From Operating Activities
Net Income	$1,940	$2,105
Adjustments to Reconcile Net Income to Net Cash Provided By Operations
Depreciation	665	655
Amortization	329	336
Amortization of Deferred Gain from Asset Sale	(443)	(1,046)
Amortization of W/S Upfront Payment	363	363
Income on Tax Exempt Bonds-Restricted Funds	(4)	(17)
Deferred Income Taxes - Net	(56)	263
AFUDC	0	(18)
Change in Deferred Fuel & Purchased Energy	(846)	679
Change in Deferred Regulatory and Debt Issuance Costs	231	(80)
Change in Deferred Regulatory Liability - Transition Costs	(3)	(4)
Change in Deferred Regulatory Liability - NEIL Refund	0	(1,005)
Change in Benefit Obligation	308	176
Change in Current Assets and Liabilities	966	999
Other	41	251
Net Cash Flow Provided By Operating Activities	3,491	3,657
Cash Flow From Financing Activities
Dividend Payments	(582)	(551)
Retirements on Long-Term Debt	(1,800)	(25)
Short-Term Borrowings (Repayments), Net	(2,700)	(2,600)
Net Cash Flow Used For Financing Activities	(5,082)	(3,176)
Cash Flow From Investing Activities
Drawdown of Tax Exempt Bonds Proceeds	436	620
Stock Redemption from Associated Company	224	0
Investment in Electric Plant	(1,782)	(1,166)
Net Cash Flow Used For Investing Activities	(1,122)	(546)
Decrease in Cash and Cash Equivalents	(2,713)	(65)
Cash and Cash Equivalents at Beginning of Period	5,956	5,496
Cash and Cash Equivalents at End of Period	$3,243	$5,431
Change in Current Assets and Liabilities Providing (Utilizing)
Cash From Operating Activities
Accounts Receivable	($196)	$112
Unbilled Revenue	60	(84)
Other Current Assets	267	73
Accounts Payable	149	(238)
Accrued Employee Benefits	(377)	79
Other Current Liabilities	1,063	1,057
Total Change	$966	$999
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$275	$307
Income Taxes	$0	$328

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of Maine Public Service Company (the "Company"), its wholly-owned, unregulated energy marketing subsidiary, Energy Atlantic, LLC (EA) and its wholly-owned inactive Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (ME&NB).

The Company is subject to the regulatory authority of the Maine Public Utilities Commission (MPUC) and, with respect to wholesale rates, the Federal Energy Regulatory Commission (FERC).

The accompanying unaudited consolidated financial statements should be read in conjunction with the 2002 Annual Report, that includes Form 10-K. Certain financial statement disclosures have been condensed or omitted but are an integral part of the 2002 Form 10-K. These statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of results for interim periods presented. All such adjustments are of a normal recurring nature. The Company's significant accounting policies are described in the Notes to Consolidated Financial Statements of the Company's Annual Report filed with the Form 10-K. For interim reporting purposes, these same accounting policies are followed.

For purposes of the statements of consolidated cash flows, the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

Certain reclassifications have been made to the 2002 financial statement amounts in order to conform to the 2003 presentation.

2. ENERGY ATLANTIC (EA)

EA's net income for the first quarter of 2003 was $2,343 compared to a net income of $164,581 for the first quarter of last year. The reduction in net income reflects the expiration of EA's sales of the Standard Offer Service to customers in CMP's service territory on February 28, 2002 as described below.

Energy Atlantic's sales can be classified into two general categories: Standard Offer Service (SOS) sales in CMP's service territory which expired February 28, 2002, and Competitive Energy Supply (CES) sales to individual retail customers within the State of Maine. Except as stated below, the electricity for those sales within ISO New England was provided entirely under a Wholesale Power Sales Agreement (the "Agreement") with Engage Energy America, LLC (Engage), which also expired February 28, 2002. Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed funds in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin. EA is currently in the process of negotiating new wholesale power agreements in connection with future retail sales it may make in central and southern Maine.

EA has a contract for 40% of the output of the Wheelabrator-Sherman (W-S) energy facility for the two years beginning March 1, 2002. The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide electricity for CES sales in MPS's service territory. This contract is a take-or-pay contract, which carries more counterparty risk than others entered into by EA. To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company's service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power's avoided cost, subject to a floor and ceiling. Currently, all output has been sold to CES customers, therefore limiting the risk that energy will be sold to NB Power. In addition, NB Power will sell electricity to EA when load exceeds W-S output at a fixed on and off-peak rate.

In addition, EA has a power supply relationship with Duke Energy Trading and Marketing ("DETM") for electricity in CMP's service area. In connection with this relationship, and certain transactions between EA and DETM, MPS provides a contractual guarantee on behalf of EA in an aggregate amount of one million dollars ($1,000,000). This guarantee was related specifically to the delivery and/or receipt of electric power between

EA and DETM. This guarantee was renewed in September of 2002 for an additional year. Effective March 21, 2003, DETM has agreed to waive this credit requirement in lieu of EA's commitment to maintain a $1 million ($1,000,000) minimum bank account balance.

The following illustrates each type of EA's risk exposure related to these contracts for supply and sales:

- Counterparty risk includes the possibility of the other parties failure to fulfill their contractual obligations to EA such as:

a) Deliverability risk, referring to EA not being able to serve contracted load due to the supplier's failure to provide energy.

b) Transmission risk, indicating EA's reliance on the utilities, such as the Company, Central Maine Power and Bangor Hydro-Electric, to physically transport energy to EA's customers.

c) Credit risk exposure, depending on EA's customers ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

- Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market. This would occur if: (1) energy is not available from W-S, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied or (2) the existing customer load deteriorated and NB Power could not buy the excess power from WS, as contracted.

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

With the expiration of EA's sales of SOS in CMP's service territory, EA's revenues and net income will be adversely impacted by the decrease in revenues and, correspondingly, earnings. In 2002, EA realized SOS margin in CMP's service territory of approximately $5.8 million.. The Company continues to review EA's current and future business model, which may include a possible exit from the CES market in part or in whole, a refinement of its market area, and/or expansion into other product and service lines. On February 24, 2003. EA announced its intent to withdraw from retail electricity markets in northern Maine due to concerns over a lack of profitability in that market, the lack of price differentiated electric products within the Maritimes and the region administered by the Northern Maine Independent System Administrator, and an overall illiquidity of the wholesale power market in the region, as well as other factors. EA will continue to serve its existing customer contracts in northern Maine until they expire by their terms on February 28, 2004. CES sales in northern Maine were approximately $5 million in 2002. EA believes that, in addition to minimizing its risk profile, this action will substantially relieve any underlying regulatory concerns that may exist or arise in connection with the issue of employee sharing and energy marketing activities conducted by EA within the Company's service territory. In connection with MPS's proposed reorganization (discussed below in Item 4, "Regulatory Matters,") the Company filed with the MPUC on February 21, 2003, an "Application for Exemption of Chapter 304" to exempt the Company and EA from certain management restrictions that have arisen due to this aspect of the corporate relationship and expects a ruling on the application during calendar year 2003.

The Company operates in two segments, with Maine Public Service Company (MPS) providing regulated transmission and distribution services and EA performing unregulated power marketing services as described above. The segments activity with Operations & Maintenance expense reported between regulated and unregulated activity, for the three months ended March 31, 2003 and 2002 is summarized in the table below.

3. SEGMENT INFORMATION

The Company's reportable segments include the electric utility portion of the business, consisting of Maine Public Service Company (MPS) and Maine and New Brunswick Electrical Power Company, Limited, (ME&NB), and the energy marketing portion of the business, consisting of Energy Atlantic, LLC. The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." The Company provides certain administrative support services to EA, which are billed to that entity at cost, based on a combination of direct charges and allocations. The Company is organized on the basis of products and services.

Three Months Ended

(Dollars in Thousands)

		03/31/03			03/31/02
			Total			Total
	EA	MPS	Company	EA	MPS	Company

Operating Revenues	$1,788	$9,580	$11,368	$1,400	$9,599	$10,999
EA Standard Offer Service Margin	0	0	0	407	0	407
Total Revenues	1,788	9,580	11,368	1,807	9,599	11,406
Unregulated Energy Supply	1,494	0	1,494	1,201	0	1,201
Other Operations & Maintenance
Unregulated	289	0	289	325	0	325
Regulated	0	2,765	2,765	0	2,764	2,764
Depreciation, Amortization, Other	15	3,517	3,532	32	3,500	3,532
Income Taxes	(4)	1,091	1,087	102	1,348	1,450
Total Operating Expenses	1,794	7,373	9,167	1,660	7,612	9,272
Operating Income	(6)	2,207	2,201	147	1,987	2,134
Other Income & Deductions	8	(213)	(205)	18	97	115
Income Before Interest Charges	2	1,994	1,996	165	2,084	2,249
Interest Charges	0	56	56	0	144	144
Net Income	$2	$1,938	$1,940	$165	$1,940	$2,105
Total Assets	$6,342	$128,528	$134,870	$5,970	$133,080	$139,050

4. REGULATORY MATTERS

Maine Public Utilities Commission, Request for Approval of Reorganization of the Company Into a

Holding Company Structure, Docket No. 02-676

On October 31, 2002, the Company filed a request for Commission approval of the formation of a Maine-based holding company structure. Under this structure, the Company, EA and ME&NB, as well as other affiliates which might be created at a later date, will become subsidiaries of a holding company (HoldCo). In its application, the Company stated that the corporate restructuring will be accomplished through a "reverse triangular merger," similar to the one employed in Central Maine Power Company Application for Approval of Reorganization, of Transactions with Affiliated Interests, and Transfer of Assets, Docket No. 97-930.

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

3. the conversion and exchange of all the outstanding shares of the Company's common stock into an equal number of shares of HoldCo's common stock (to the degree that the conversion and exchange of MPS stock to be effected in that transaction is deemed to constitute an issuance of utility stock within the meaning of 35-A

M.R.S.A. 901and 902);

4. the merger of MergeCo into the Company, with the Company as the surviving corporation, and the resulting conversion of the outstanding shares of MergeCo common stock into a number of shares of the common stock of the Company equal to the number of shares of the Company's common stock outstanding immediately prior to the share conversion described in item 3 above, which will be deemed issued by the Company for this purpose;

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

8. the transfer, after the merger date, (i) of assets that are not "necessary or useful" within the meaning of Section 1101 of title 35-A, from MPS to any MPS affiliate, and (ii) the transfer of all other assets from MPS to HoldCo or any non-MPS HoldCo subsidiary in the total amount of up to

$1,000,000 over the three-year period beginning upon the merger date.

The Company also requested that the Commission authorize the creation of HoldCo and MergeCo within thirty days of the date of its filing. This "interim approval" would be for the limited purpose of making necessary filings with the Securities and Exchange Commission under the Public Utility Holding Company Act and for executing a registration statement under federal securities law. As part of this request for interim approval, the Company also represented that should the Commission deny its petition for reorganization, or if for any other reason their organization does not occur, it will dissolve both HoldCo and MergeCo.

Subsequent to its filing, the Company received and responded to several requests for information from the MPUC and Office of Public Advocate, an intervenor in the proceeding, and met on several occasions with interested parties. The parties settled all issues in the proceeding, and entered a signed Stipulation formally approved by the MPUC on March 26, 2003. Please see the text of the MPUC Order, Docket No. 2002-676 on Pages O-1 to O-21 of the Form 10-K for December 31, 2002. The Company has also filed, on March 11, 2003, a Form S-4 Registration Statement with the Securities and Exchange Commission for "Maine & Maritimes Corporation" the entity designated as "HoldCo" in this disclosure. The filing, which was made effective by the SEC on April 18, 2003, is reviewable on the SEC's website at "http://www.sec.gov/edgar" or on the MPS Investor Relations page at "http://www.mainepublicservice.com."

Maine Public Utilities Commission, Request for Approval of Alternative Rate Plan

On March 6, 2003, following a series of informal meetings with the Office of Public Advocate and the MPUC, the Company submitted its formal "Request for Approval of Alternate Rate Plan" (MPUC Docket 2003-85). The proposal (ARP) is a seven-year rate plan for its distribution delivery services with a target implementation date on or before July 1, 2003. The ARP is an alternative form of regulating MPS's distribution assets, similar to the performance rate plans the MPUC has adopted for Central Maine Power Company and Bangor Hydro-Electric Company. The ARP has numerous components, all of which have been designed to fit together as an integrated whole that will allow the Company to continue to meet the unique needs of its northern Maine customers. Its key components include: an inflation index and productivity offset; an adjustment for the treatment of extraordinary costs the Company may incur; an interest expense adjustment; an economic conditions adjustment; a shareholder earnings sharing mechanism; pricing flexibility; reliability safety and service quality indices; and a sharing mechanism for non-core revenues. The Company believes that the ARP will benefit customers by: (1) ensuring that customer's electric service does not suffer under the plan through the use of the above-described mechanisms; (2) providing predictable and stable rates; (3) providing an acceptable risk sharing environment; and (4) encouraging the Company to minimize its costs wherever possible. The Company is in the process of responding to information requests from parties that have intervened in the proceeding and expects to resolve the filing during calendar year 2003. At this time the Company cannot predict the nature or the outcome of any decision or ruling by the MPUC in this proceeding.

Maine Public Utilities Commission Notice of Inquiry

On February 11, 2003, the MPUC initiated a formal Notice of Inquiry (NOI) into the status of the competitive market for electricity supply in northern Maine (MPUC Docket No. 2003-82). The NOI is not directed at the Company or any specific party or entity but is a general inquiry designed to gather information about the adequacy of existing market structures, rules and laws in light of the limited number of supplier/generator participants in the region. The MPUC's inquiry is for the purpose of identifying potential concerns related to northern Maine's supply and market situation, and to explore possible solutions. In contrast to the rest of Maine, which is part of the Independent System Operator - New England (ISO-NE) region, northern Maine is electrically interconnected to the Canadian Maritimes region, which also includes the electric loads and generation of New Brunswick, as well as Nova Scotia and Prince Edward Island. Load and generation in northern Maine, which comprises the Company's service territory, are interconnected to the rest of Maine and New England only by transmission through New Brunswick. The Northern Maine Independent System Administrator (NMISA) operates the bulk power and transmission systems for the region. The divestiture of generation assets in connection with the Maine Electric Industry Restructuring Act eliminated rate regulation for the production and sale of electricity supply as of March 1, 2000. During the subsequent period of time, the retail and wholesale markets have experienced a limited number of participants. In furtherance of the MPUC's inquiry, it requested comments on a number of issues related to these unique market conditions. The Company has provided comments for the MPUC's consideration and responded to additional MPUC requests for information. At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

Federal Energy Regulatory Commission (FERC) Open Access Transmission Tariff (OATT) Filing

Pursuant to Section 2.5 of the Settlement Agreement filed on June 30, 2000, in Docket No. ER00-1053-000, and accepted by the Federal Energy Regulatory Commission (FERC) on September 15, 2000, MPS provided parties and FERC staff proposed changes to its Open Access Transmission Tariff (OATT) Formula Rate during March 2003. In general, the Company is seeking a slight modification to its rate formula under its transmission tariff. The Company has conferred with the parties and FERC staff to informally resolve outstanding issues in the filing with the objective of reaching agreement on the OATT "Formula Rate" prior to May 30, 2003. If MPS, the parties and FERC staff are unable to reach agreement, the Company shall submit by May 30, 2003, under section 205 of the Federal Power Act, 16 U.S.C. 824d, a unilateral filing with the FERC restating or revising the Formula Rate. The probability of success of this collaborative effort is unknown at this time.

5. INCOME TAXES

A summary of Federal and State income taxes charged to income is presented below. For accounting and ratemaking purposes, income tax provisions included in Operating Expenses reflect taxes applicable to revenues and expenses allowable for ratemaking purposes, with the exception of Energy Atlantic activity, which is above the line and not allowable for ratemaking purposes. The tax effect of items not included in rate base is allocated as Other Income (Deductions).

(Dollars in Thousands)
Three Months Ended
March 31,
	2003	2002

Current income taxes	$1,158	$1,205
Deferred income tax	(48)	325
Investment credits	(7)	(7)
Total income taxes	$1,103	$1,523
Allocated to:
Operating Income
- Regulated	$1,091	$1,348
- Unregulated	(4)	102
Other income	16	73
Total	$1,103	$1,523

For the three months ended March 31, 2003 and 2002, the effective income tax rates were 36.26 % and 41.9%, respectively. The principal reasons for the effective tax rates differing from the US federal income tax rate are flowthrough items, principally Seabrook amortization required by regulation, and state income taxes.

The following summarizes accumulated deferred income taxes established on temporary differences under SFAS 109 as of March 31, 2003 and December 31, 2002.

		(Dollars in Thousands)
	March 31	December 31
	2003	2002
Seabrook	$8,381	$8,428
Property	7,072	7,084
Flexible Pricing Revenue	540	567
Deferred Fuel	4,392	4,162
Generating asset sale	200	(178)
W.S Upfront Payment	2,171	2,315
Pension and post-retirement benefits	(570)	(478)
Other	37	371
Net accumulated deferred income taxes	$22,223	$22,271

6. MAINE YANKEE

The Company owns 5% of the Common Stock of Maine Yankee, which operated an 860 MW nuclear power plant (the "Plant) in Wiscasset, Maine. On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which the Company's 5%

share would be approximately $46.5 million. In December 1998, June 1999, September 2000, February 2001, December 2001, March 2002, May 2002, and again in September, 2002, Maine Yankee updated its estimate of decommissioning costs based on the Settlement. Legislation enacted in Maine in 1997 calls for restructuring the electric utility industry and provides for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies. Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, the Company believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of March 31, 2003 is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $21.43 million, which reflects the Company's 5% share of Maine Yankee's September 2002 revised estimate of the remaining decommissioning costs less actual decommissioning payments made since then.

The MPUC, on January 27, 2002, approved a Stipulation providing for the recovery of stranded investment, for a two-year period March 1, 2002 until February 29, 2004, which includes the Company's share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs, and the remaining Maine Yankee investment. As of March 31, 2003, deferred fuel of $14 million is reflected as a regulatory asset, which includes the Maine Yankee replacement power costs, as well as deferred Wheelabrator-Sherman fuel costs. Additionally, the Company has deferred $21.4 million related to uncollected Maine Yankee decommissioning costs.

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

Maine Yankee has continued to pursue its claim for damages that was originally filed against Stone & Webster and its then parent corporations in August 2000 in the Bankruptcy Court in Delaware. After recognizing the payment from Federal, Maine Yankee has asserted a right to recover an additional $21 million in that court from the bankruptcy estates. In February 2002, Stone & Webster filed a claim for approximately $7 million against Maine Yankee in the Bankruptcy Court in Delaware for alleged breaches of contract and to subordinate any Maine Yankee's claims. On May 30, 2002, the court concluded extensive hearings and argument by allowing a claim in favor of Maine Yankee under section 502 (c) of the Bankruptcy Code, in the estimated amount of $20.8 million against each of the three principal bankrupt estates (jointly and severally). The Court's ruling also effectively precluded approximately $4 million of Stone & Webster's

February 2002 claim against Maine Yankee, while offering no opinion or findings on the remainder, the resolution of which will, if necessary, be the subject of further motions and proceedings. The actual cash amount to be recovered by Maine Yankee on this allowed claim remains contingent on a number of factors beyond Maine Yankee's control, including without limitation the extent to which the bankruptcy estates ultimately have assets available to pay the claim, the ultimate disposition of Stone & Webster's February 2002 claim, possible reconsideration of the ruling in the future based on actual expenses of completing the decommissioning, and the effect, if any, of any appeal of the May 30 decision by the bankruptcy estates. Maine Yankee therefore cannot predict the final outcome of the Bankruptcy Court proceeding.

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

In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit confirmed the obligation of the DOE under the Nuclear Waste Policy Act of 1982 to take responsibility for spent nuclear fuel from commercial reactors in January 1998. After an unsuccessful effort by Maine Yankee in the same court to compel the DOE to take Maine Yankee's spent fuel, in June 1998 Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associate with the DOE's default. In November 1998 the Court granted summary judgment in favor of Maine Yankee, ruling the DOE had violated its contractual obligations, but leaving the amount of damages incurred by Maine Yankee for later determination by the Court. Since then the parties have been engaged in extensive discovery and resolution of pre-trial issues in the damages phase of the proceeding. Maine Yankee is pursuing its claim for determination of damages vigorously, but cannot predict the outcome or timing of the determination.

At the same time, as an interim measure until the DOE meets its contractual obligation to dispose of Maine Yankee's spent fuel at Yucca Mountain or elsewhere, Maine Yankee constructed an independent spent fuel storage installation (ISFSI), utilizing dry-cask storage, on the Plant site and is in the process of transferring the spent fuel from the spent-fuel pool to the individual casks and the casks to the ISFSI. Maine Yankee's total cost of maintaining the ISFSI will be substantially affected by heightened security costs and by the length of time it is required to operate the ISFSI before the DOE honors its contractual obligation to take the fuel from the site. Maine Yankee's current decommissioning costs estimate is based on an assumption that its operation of the ISFSI will end in 2023, but the actual period of operation and cost may vary.

On January 15, 2003, Maine Yankee notified NAC International (NAC), the contractor responsible for providing for the fabrication of the spent-fuel casks and transferring the fuel to the casks and the casks to the ISFSI, that Maine Yankee was terminating its contract with NAC pursuant to the terms of the contract. NAC had been experiencing financial difficulties and had requested relief from the terms of the contract. Maine Yankee believes that NAC had also failed to perform its contractual obligations in accordance with the terms of the contract and provide adequate assurance of its ability to do so in the future. NAC disputed Maine Yankee's basis for terminating the contract and served Maine Yankee with a demand to arbitrate the dispute and a request for damages. Maine Yankee, in turn, filed suit in the U.S. District Court for the District of Maine against NAC, its bonding company, and its parent guarantor, wherein Maine Yankee sought, among other things, damages due to NAC's failure to perform. Maine Yankee also entered into contracts with the major subcontractors and resumed the transfer of fuel to the ISFSI under its own management. In April of 2003 after extensive negotiations, the parties entered into a comprehensive settlement agreement resolving all the disputed issues and providing for Maine Yankee to replace NAC in managing the completion of the fuel-transfer work. The settlement included a payment for $10.4 million to Maine Yankee to compensate Maine Yankee for higher costs incurred or to be incurred as a result of NAC's failure to perform it's contractual obligations. The payment was not reflected in Maine Yankee's first quarter 2003 results. Although the NAC dispute contributed to a slowdown in the progress of the fuel transfer work in the first quarter of 2003, Maine Yankee believes that the settlement positions the Company to complete the work without further undue delay or expense.

On February 28, 2003, the Nuclear Regulatory Commission approved Maine Yankee's License Termination Plan. The LTP was approved without any unexpected conditions.

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its Common Stock periodically through 2008.

Maine Yankee Board Meeting	Total Shares Redeemed	MPS Shares	Amounts Received	Date Received

September 27, 2001	75,200	3,760	$ 499,484	October 4, 2001
June 27, 2002	22,600	1,130	150,110	July 11, 2002
September 26, 2002	33,900	1,695	225,166	October 4, 2002
December 18, 2002	33,800	1,690	224,502	January 9, 2003
	165,500	8,275	$1,099,262

7. STOCK COMPENSATION PLAN

Upon approval by the Company's shareholders in June of 2002, the Company adopted the 2002 Stock Option Plan (the Plan). The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability. The Plan is administered by the members of the Performance and Compensation Committee of the Board, who are not employees of the Company or any Subsidiaries. The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the plan pursuant to incentive stock options shall be 120,000 shares. The exercise price for shares to be issued under any incentive stock option shall not be less than one hundred percent (100%) of the fair market value of such shares on the date the option is granted. An option's maximum term is 10 years and a three-year vesting schedule is followed.

The Company accounts for the fair value of its grants under the plan in accordance with the expense provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The effect of the grants on compensation expense for the quarter ended March 31, 2003 was immaterial.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 4.9 percent; expected volatility of 20 percent, risk-free interest rate of 3.33%; and expected lives of 7 years.

A summary of the status of the Company's stock option plan as of March 31, 2003, and changes during the quarter then ended is presented below:

Options	Shares (000)	Exercise Price
Outstanding at January 1, 2003	5,250	$30.45
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2003	5,250	$30.45
Options exercisable at March 31, 2003	0
Weighted-average fair value of options granted during the quarter	$3.67

The following table summarizes information about fixed stock options outstanding at March 31, 2003:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding at 03/31/03	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 03/31/03	Weighted-Average Exercise Price
$30.45	5,250	9.2 years	30.45	-	-

8. NEW ACCOUNTING PRONOUNCEMENTS

In June of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. This Statement was effective for the Company beginning January 1, 2003. The Company currently records an asset retirement obligation related to the decommissioning of Maine Yankee in its financial statements. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

On January 17, 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, (FIN 46), "Consolidation of Variable Interest Entities." The provisions have far-reaching effects and will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), "Consolidated Financial Statements" (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The transitional disclosures are required for financial statements issued after February 1, 2003. FIN 46 is effective and required to be applied to pre-existing entities as of the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement will have a material impact on the Company based on its current structure.

In November 2002, the FASB issued FIN No. 45, (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements for interim or annual periods ending after December 15, 2002. The adoption of the recognition provisions of FIN 45 did not have any impact on the Company's financial condition or results of operations on the Company's consolidated financial statements. The following is a summary of our agreements that management has determined are within the scope of FIN 45.

As permitted under Maine law, the Company has agreements that indemnify the Company's officers and directors for certain events or occurrences while the officer or director serves in such a capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements not limited under the terms of the agreements; however, we have a director and officer insurance policy that limits the Company's exposure and enables the Company to recover a portion of any future amounts paid. As a result of this insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

9. COMMITMENTS AND CONTINGENCIES

The Company does not have any variable interest entities as defined by FIN 46 above. Except for operating leases accounted for in accordance with FASB 13 for office and field equipment, vehicles, and computer hardware and software, the Company has no other form of off balance sheet arrangements. The following summarizes payments for leases for a period in excess of 1 year for the three months ended March 31, 2003 and 2002:

(Dollars in Thousands)
Three Months Ended
March 31,
	2003	2002

Office Equipment	$2	$2
Vehicles	1	1
Computer Hardware and Software	29	25
Rights of Way	29	28
Field Equipment	20	10
Total	$81	$66

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

Results of Operations

The Company earns revenue from its own transmission and distribution (T&D) operations as well as the activities of its wholly-owned unregulated marketing subsidiary, Energy Atlantic, LLC (EA). The Company's wholly-owned unregulated Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited (ME&NB) is inactive at this time. For purposes of the discussion below, ME&NB results, if any, are included under the heading of "Core T&D" below.

Net income and earnings per share for the three months ended March 31, 2003 along with the corresponding information for the previous year are as follows:

	2003	2002
Net Income
Core T&D	$1,938	$1,940
EA	2	165
Total Company	$1,940	$2,105
Earnings Per Share
Total Company	$1.23	$1.34

Net income from Core T&D was $1,940,000 in the first quarter of 2002 compared to $1,938,000 in the first quarter of 2003. EA's net income declined from $165,000 in the first quarter of 2002 to $2,000 in the first quarter of 2003. The reduction in EA net income was largely attributable to the expiration of EA's sales of standard offer service to customers in CMP's service territory as described previously in Note 2 to the Consolidated Financial Statements.

Earnings per share for the first quarter ended March 31, 2003 declined $0.11 per share from the first quarter of 2002. Earnings from the Company's unregulated supply subsidiary, Energy Atlantic LLC (EA), declined $0.10 per share due to the fact that effective March 1, 2002, EA ceased providing standard offer service (SOS) within Central Maine Power's service area.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

In the first quarter of 2003, expenses associated with seeking various regulatory approvals and incremental organization costs associated with the formation of the new holding company, Maine & Maritimes Corporation, reduced earnings by $0.09 per share. The Company feels the migration to a holding company structure will help facilitate the Company's growth strategy. Stockholders of Maine Public Service Company will be voting on the Company's reorganization at the annual meeting of stockholders to be held on May 30, 2003

In the first quarter of 2002, pursuant to a stranded cost order from the Maine Public Utilities Commission, a portion of a refund for nuclear liability insurance for Maine Yankee was recognized in earnings. This one time event resulted in a reduction in first quarter 2003 earnings of $0.06 per share compared to the same period of last year.

Offsetting the above decreases in earnings were increases in earnings in the first quarter of 2003 totaling $0.14 per share compared to the first quarter of 2002. A reduction in interest expense and an increase in stranded cost carrying charges resulted in an increase in first quarter 2003 earnings of $0.05 per share. Operating expense reductions for the core transmission and distribution utility were attributable to an increase in earnings of $0.09 per share, reflecting ongoing efforts to control costs.

Consolidated operating revenues for the quarters ended March 31, 2003 and 2002, are as follows:

		2003		2002
(Dollars in Thousands)	$	MWH	$	MWH
Maine Public Service (MPS)
- Retail	9,399	144,701	8,938	138,564
- Other Revenues	181		661
Total Regulated	9,580	144,701	9,599	138,564
Energy Atlantic, LLC (EA)
- Competitive Energy Supply	1,788	32,830	1,400	46,322
- Standard Offer Margin	0	0	407	627,503
Total Unregulated	1,788	32,830	1,807	673,825
Totals	11,368	177,531	11,406	812,389

MPS retail sales increased by 4.4% (6,137 MWH), reflecting increases in sales to residential customers of 7.2% (3,400 MWH) and to medium and small commercial customers of 6.1% (2,991 MWH) offset by a reduction to large commercial customers of 0.6% (261 MWH). The $480,000 decrease in Other Revenues is due primarily to a decrease in flexible pricing revenue according to the regulatory stipulation in Docket 2001-240 regarding the recovery of stranded costs, as discussed below in Part II, Item 1(a.), Legal Proceedings, as well as reduced wheeling revenues associated with the temporary closure of the Boralex Ashland generating plant.

Competitive Energy Supply ("CES") revenues of the Company's wholly-owned energy marketing subsidiary, Energy Atlantic, LLC (EA) increased by $388,000, or 28%, due to an increase in residential sales in northern Maine. Included in the 2002 CES energy sales were 22,105 MWH sales brokered to Bangor Hydro Electric (BHE) where EA assumed only the cost to deliver the energy to BHE's customer and a small portion of the energy supplied, in addition to an administrative charge for brokering the transactions. Excluding those sales, CES sales would have been 24, 217 MWH in the first quarter of 2002.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

The Standard Offer Service (SOS) margin decreased $407,000, due to the expiration of EA's sales contract for SOS service in CMP's service territory that began March 1, 2000 and ended February 28, 2002.

For the quarters ended March 31, 2003 and 2002, total operating expenses were $9,167,000 and $9,272,000, respectively. Energy supply expenses for EA were as follows:

		2003		2002
(Dollars in Thousands)	$	MWH	$	MWH
Energy Supply - Unregulated
EA Competitive Energy Supply	1,458	32,830	1,201	46,322
EA Standard Offer Service	-	0	-	627,503
EA Wholesale	36	578	-	-
Total	1,494	33,408	1,201	673,825

With the start of retail competition on March 1, 2000, EA began selling to retail customers, and MPS itself now provides transmission and distribution (T&D or delivery) services only, no longer purchasing or generating energy supply for its customers. Compared to the first quarter of 2002, CES purchases by EA in the first quarter of 2003 decreased by 13,492 MWH. However, CES energy supply expenses increased by $257,000 or 21.4%. Included in the 2002 CES energy supply expenses were 22,105 MWH sales brokered to Bangor Hydro Electric (BHE) where EA assumed only the cost to deliver the energy to BHE's customer in addition to a small portion of the cost of the energy supplied. Excluding those sales, their CES energy supply MWH would have been 24, 217 MWH in 2002. SOS purchases by EA decreased by 627,503 MWH due to the expired contracts, as discussed above. Only the gross margin of SOS activity is recorded, therefore no energy supply expenses are recognized. In the first quarter of 2003, EA purchased 578 MWH of wholesale energy valued at $36,000 that was subsequently sold to ISO New England.

T&D operation and maintenance expenses, as well as stranded costs, are as follows:

	2003	2002	Increase (Decrease)
Operation and Maintenance - Regulated

Transmission and Distribution	636	775	(139)
Customer Accounting and General Administrative	2,129	1,989	140
Regulated O & M	2,765	2,764	1
Operation and Maintenance - Unregulated	289	325	(36)
Total Operation and Maintenance	3,054	3,089	(35)

Stranded Costs
Wheelabrator-Sherman	2,392	2,378	14
Maine Yankee	727	768	(41)
Seabrook	278	278	-
Deferred Fuel and Special Discounts	(506)	82	(588)
Amortization of Gain from Asset Sale	(443)	(1,045)	602
Total Stranded Costs	2,448	2,461	(13)

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

Regulated customer accounting and general administrative expenses increased by $140,000, reflecting increases in employee benefits, principally retiree medical and pension, regulatory and legal expenses. These increases were offset by a decrease of $139,000 in transmission and distribution expenses, reflecting ongoing cost containment efforts. EA's operating expenses decreased by $36,000 reflecting a reduction in personnel.

The Company recognized $2,448,000 of stranded costs in the first quarter of 2003, compared to $2,461,000 in the first quarter of 2002. MPS continues to purchase power from Wheelabrator-Sherman (W-S) under an agreement that expires in 2006, at prices above current market conditions. Beginning on March 1, 2000, in accordance with the MPUC's treatment of W-S as stranded costs as a result of competitive bidding, the output from W-S is sold to the successful bidder, and the above-market amount is included in stranded cost amortization rather than energy supply. The decrease in amortization of stranded costs of $13,000 reflects an increase in net W-S costs of $14,000, a $41,000 decrease in Maine Yankee decommissioning expenses, a $635,000 decrease in deferred fuel recognition and a $588,000 decrease in deferred fuel and special discounts.

Energy Atlantic Operations

EA's net income for the first quarter of 2003 was $2,343 compared to a net income of $164,581 for the first quarter of last year. The reduction in net income reflects the expiration of EA's sales of standard offer service to customers in CMP's service territory on February 28, 2002 as described below.

Energy Atlantic's sales have been classified into two general categories: Standard Offer Service (SOS) sales in CMP's service territory which expired February 28, 2002, and Competitive Energy Supply (CES) sales to individual retail customers within the State of Maine. Except as stated below, the electricity for those sales within ISO New England was provided entirely under a Wholesale Power Sales Agreement (the "Agreement") with Engage Energy America, LLC (Engage), which also expired February 28, 2002. Under this Agreement, all revenues from both SOS and CES sales were paid directly to an Escrow Agent that disbursed funds in accordance with instructions from Engage. For SOS sales, EA received reimbursement for certain expenses and a portion of the net profit that was reported as SOS margin. EA is currently in the process of negotiating new wholesale power agreements in connection with future retail sales it may make in central and southern Maine.

EA has a contract for 40% of the output of the Wheelabrator-Sherman (W-S) energy facility for the two years beginning March 1, 2002. The output from this take-or-pay contract amounts to approximately 55,000 MWH annually and will be used to provide electricity for CES sales in MPS's service territory. This contract is a take-or-pay contract, which carries more counterparty risk than others entered into by EA. To mitigate this risk, EA has entered into a contract with NB Power, whereby NB Power will buy W-S output in excess of load requirements in the Company's service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which is intended to reflect NB Power's avoided cost, subject to a floor and ceiling. Currently, all output has been sold to CES customers, therefore limiting the risk that energy will be sold to NB Power. In addition, NB Power will sell electricity to EA when load exceeds W-S output at a fixed on and off-peak rate.

In addition, EA has a power supply relationship with Duke Energy Trading and Marketing ("DETM") for electricity in CMP's service area. In connection with this relationship, and certain transactions between EA and DETM, MPS provides a contractual guarantee on behalf of EA in an aggregate amount of one million dollars ($1,000,000). This guarantee was related specifically to the delivery and/or receipt of electric power between EA and DETM. This guarantee was renewed in September of 2002 for an additional year. Effective March 21, 2003, DETM has agreed to waive this credit requirement in lieu of EA's commitment to maintain a $1 million ($1,000,000) minimum bank account balance.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

The following illustrates each type of EA's risk exposure related to these contracts for supply and sales:

- Counterparty risk includes the possibility of the other parties failure to fulfill their contractual obligations to EA such as:

a) Deliverability risk, referring to EA not being able to serve contracted load due to the supplier's failure to provide energy.

b) Transmission risk, indicating EA's reliance on the utilities, such as the Company, Central Maine Power and Bangor Hydro-Electric, to physically transport energy to EA's customers.

c) Credit risk exposure, depending on EA's customers ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

- Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market. This would occur if: (1) energy is not available from W-S, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied or (2) the existing customer load deteriorated and NB Power could not buy the excess power from WS, as contracted.

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

With the expiration of the EA's sales of SOS in CMP's service territory, EA's revenues and net income will be adversely impacted by the decrease in revenues and correspondingly, earnings. In 2002, EA realized SOS margin in CMP's service territory of approximately $5.8 million. The Company continues to review EA's current and future business model, which may include a possible exit from the CES market in part or in whole, a refinement of its market area, and/or expansion into other product and service lines. On February 24, 2003, EA announced its intent to withdraw from retail electricity markets in northern Maine due to concerns over the overall liquidity of the wholesale power market, as well as other factors discussed above in Item 2, "Energy Atlantic." EA will continue to serve its existing customer contracts in northern Maine until they expire by their terms on February 28, 2004. EA believes that, in addition to minimizing its risk profile, this action will substantially relieve any underlying regulatory concerns that may exist or arise in connection with the issue of employee sharing and energy marketing activities conducted by EA within the Company's service territory. In connection with MPS's proposed reorganization (discussed above in Item 4, "Regulatory Matters") the Company filed with the MPUC on February 21, 2003, an "Application for Exemption of Chapter 304" to exempt the Company and EA from certain management restrictions that have arisen due to this aspect of the corporate relationship and expects a ruling on the application during calendar year 2003. (See Item 1 "Legal Proceedings," paragraph (a) below).

Liquidity

Net cash flows from operating activities were $3,491,000 for the first three months of 2003. For the period, the Company paid $582,000 in dividends and drew down $436,000 of proceeds from the tax-exempt revenue bonds, based on qualifying property additions. The Company also paid scheduled sinking fund payments of $1,800,000 on long-term debt

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 2. Management's Analysis of Quarterly Income Statements

Results of Operations (Continued)

and decreased short-term borrowings by $2,700,000. On February 25, 2003, the MPUC granted approval for the Company to participate in a $4.0 million intercompany revolving credit agreement with Energy Atlantic. As of March 31, 2003, the Company had a balance of $2.5 million under this intercompany agreement. For the period, the Company invested $1,782,000 in electric plant.

Net cash flows from operating activities were $3,657,000 for the first three months of 2002. For the period, the Company paid $551,000 in dividends and drew down $620,000 from the trustee of the tax-exempt revenue bond proceeds based on qualifying property. The Company also paid scheduled sinking fund payments of $25,000 on long-term debt and decreased short-term borrowings by $2,600,000. For the period, the Company invested $1,166,000 in electric plant.

Revolving Credit Agreement and Letters of Credit Extensions

On May 23, 2002, the Company's $6 million revolving credit agreement with two participating banks was extended until June 8, 2004. The agreement contains certain restrictive covenants including interest coverage tests and debt-to-equity ratios. As of March 31, 2003, the Company was in compliance with these covenants.

The Maine Public Utility Financing Bank (MPUFB) has issued its tax-exempt bonds on behalf of the Company for the construction of qualifying distribution property. Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series has $13.6 million outstanding at March 31, 2003 and is due in 2021. On October 19, 2000, the 2000 Series of bonds were issued in the amount of $9 million with these bonds due in 2025. The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property and, as of March 31, 2003, approximately $1.6 million is available. For both tax-exempt bond series, a long-term note was issued under a loan agreement between the Company and the MPUFB with the Company agreeing to make payments to the MPUFB for the principal and interest on the bonds. Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York has separately issued its direct pay letters of credit (LC's) for the benefit of the holders of each series of bonds. Both LC's were due to expire in June 2002, and were extended to June 8, 2004. In addition, the Company issued $14.4 million in Second Mortgage Bonds due 2021 to secure its obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, replacing $15.875 million of second mortgage bonds issued in 1996 that were due in June 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

(a) The Company has interest rate risk with three variable rate debt issues of the regulated business as of March 31, 2003 for purposes other than trading. These issues are discussed in detail in the Company's 2002 Annual Report, which includes the Company's 2002 Form 10-K. The discussion occurs in Note 11, "SFAS No. 133", of the Notes to Consolidated Financial Statements.

(b) The Company's unregulated energy marketing subsidiary, Energy Atlantic, LLC (EA) is engaged in retail and wholesale energy transactions for purposes other than trading. This activity exposes EA to a number of risks such as counterparty, market liquidity, forecasting, deliverability, transmission, volumetric, market-based cost and credit risk as noted above. EA seeks to assure that risks are identified, evaluated and actively managed.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

(a) Maine Public Utilities Commission, Request for Approval of Reorganization of the Company Into a

Holding Company Structure, Docket No. 02-676

On October 31, 2002, the Company filed a request for Commission approval of the formation of a Maine-based holding company structure. Under this structure, the Company, EA, ME&NB, as well as other affiliates which might be created at a later date, will become subsidiaries of a holding company (HoldCo). In its application, the Company stated that the corporate restructuring will be accomplished through a "reverse triangular merger," similar to the one employed in Central Maine Power Company Application for Approval of Reorganization, of Transactions with Affiliated Interests, and Transfer of Assets, Docket No. 97-930.

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

3. the conversion and exchange of all the outstanding shares of the Company's common stock into an equal number of shares of HoldCo's common stock (to the degree that the conversion and exchange of MPS stock to be effected in that transaction is deemed to constitute an issuance of utility stock within the meaning of 35-A M.R.S.A. 901 and 902);

4. the merger of MergeCo into the Company, with the Company as the surviving corporation, and the resulting conversion of the outstanding shares of MergeCo common stock into a number of shares of the common stock of the Company equal to the number of shares of the Company's common stock outstanding immediately prior to the share conversion described in item 3 above, which will be deemed issued by the Company for this purpose;

5. the dividend by Maine Public Service of its limited liability company interests in Energy Atlantic to HoldCo pursuant to 35-A M.R.S.A. 708, 901 and 902;

6. the execution and delivery of the Managerial and Support Services Agreement and approval of the cost manual submitted in conjunction therewith pursuant to 35-A M.R.S.A. 707;

7. the winding up and dissolving of Me&NB at such future time as MPS might deem appropriate pursuant to 35-A M.R.S.A. 708; and,

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (Continued)

8. the transfer, after the merger date, (i) of assets that are not "necessary or useful" within the meaning of Section 1101 of title 35-A, from MPS to any MPS affiliate, and (ii) the transfer of all other assets from MPS to HoldCo or any non-MPS HoldCo subsidiary in the total amount of up to

$1,000,000 over the three-year period beginning upon the merger date.

The Company also requested that the Commission authorize the creation of HoldCo and MergeCo within thirty days of the date of its filing. This "interim approval" would be for the limited purpose of making necessary filings with the Securities and Exchange Commission under the Public Utility Holding Company Act and for executing a registration statement under federal securities law. As part of this request for interim approval, the Company also represented that should the Commission deny its petition for reorganization, or if for any other reason their organization does not occur, it will dissolve both HoldCo and MergeCo.

Subsequent to its filing, the Company received and responded to several requests for information from the MPUC and Office of Public Advocate, an intervenor in the proceeding, and met on several occasions with interested parties. The parties settled all issues in the proceeding, and entered a signed Stipulation formally approved by the MPUC on March 26, 2003. The Company has also filed, on March 11, 2003, a Form S-4 Registration Statement with the Securities and Exchange Commission for "Maine & Maritimes Corporation" the entity designated as "HoldCo" in this disclosure. The filing is reviewable on the SEC's website at "http://www.sec.gov/edgar" or on the MPS Investor Relations page at "http://www.mainepublicservice.com."

(b) Maine Public Utilities Commission, Request for Approval of Alternative Rate Plan

On March 6, 2003, following a series of informal meetings with the Office of Public Advocate and the MPUC, the Company submitted its formal "Request for Approval of Alternate Rate Plan" (MPUC Docket 2003-85). The proposal (ARP) is a seven-year rate plan for its distribution delivery services with a target implementation date on or before July 1, 2003. The ARP is an alternative form of regulating MPS's distribution assets, similar to the performance rate plans the MPUC has adopted for Central Maine Power Company and Bangor Hydro-Electric Company. The ARP has numerous components, all of which have been designed to fit together as an integrated whole that will allow the Company to continue to meet the unique needs of its Northern Maine customers. Its key components include: an inflation index and productivity offset; an adjustment for the treatment of extraordinary costs the Company may incur; an interest expense adjustment; an economic conditions adjustment; a shareholder earnings sharing mechanism; pricing flexibility; reliability safety and service quality indices; and a sharing mechanism for non-core revenues. The Company believes that the ARP will benefit customers by: (1) ensuring that customer's electric service does not suffer under the plan through the use of the above-described mechanisms; (2) providing predictable and stable rates; (3) providing an acceptable risk sharing environment; and (4) encouraging the Company to minimize its costs wherever possible. At this time the Company cannot predict the nature or the outcome of any decision or ruling by the MPUC in this proceeding.

(c) Maine Public Utilities Commission Notice of Inquiry

On February 11, 2003, the MPUC initiated a formal Notice of Inquiry (NOI) into the status of the competitive market for electricity supply in northern Maine (MPUC Docket No. 2003-82). The NOI is not directed at the Company or any specific party or entity but is a general inquiry designed to gather information about the

Form 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings (Continued)

adequacy of existing market structures, rules and laws in light of the limited number of supplier/generator participants in the region. The MPUC's inquiry is for the purpose of identifying potential concerns related to northern Maine's supply and market situation, and to explore possible solutions. In contrast to the rest of Maine, which is part of the Independent System Operator - New England (ISO-NE) region, northern Maine is electrically interconnected to the Canadian Maritimes region, which also includes the electric loads and generation of New Brunswick, as well as Nova Scotia and Prince Edward Island. Load and generation in northern Maine, which comprises the Company's service territory, are interconnected to the rest of Maine and New England only by transmission through New Brunswick. The Northern Maine Independent System Administrator (NMISA) operates the bulk power and transmission systems for the region. The divestiture of generation assets in connection with the Maine Electric Industry Restructuring Act eliminated rate regulation for the production and sale of electricity supply as of March 1, 2000. During the subsequent period of time, the retail and wholesale markets have experienced a limited number of participants. In furtherance of the MPUC's inquiry, it requested comments on a number of issues related to these unique market conditions. The Company has provided comments for the MPUC's consideration and responded to additional requests for information from the MPUC. At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

(d) Federal Energy Regulatory Commission (FERC) Open Access Transmission Tariff (OATT) Filing

Pursuant to Section 2.5 of the Settlement Agreement filed on June 30, 2000, in Docket No. ER00-1053-000, and accepted by the Federal Energy Regulatory Commission (FERC) on September 15, 2000, MPS provided parties and FERC staff proposed changes to its Open Access Transmission Tariff (OATT) Formula Rate during March 2003. In general, the Company is seeking a slight modification to its rate formula under its transmission tariff. The Company has conferred with the parties and FERC staff to informally resolve outstanding issues in the filing with the objective of reaching agreement on the OATT "Formula Rate" prior to May 30, 2003. If MPS, the parties and FERC staff are unable to reach agreement, the Company shall submit by May 30, 2003, under section 205 of the Federal Power Act, 16 U.S.C. 824d, a unilateral filing with the FERC restating or revising the Formula Rate. The probability of success of this collaborative effort is unknown at this time.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Board of Directors Authorizes Reorganization of Company into Holding Company

On October 4, 2002, the Company's Board of Directors authorized the Company to reorganize into a holding company structure.  The intended result would be that Maine Public Service Company (the "Company") would become a wholly-owned subsidiary of a new holding company. Maine and New Brunswick Electrical Power Company, Ltd., will remain a subsidiary of the Company until all obligations have terminated, at which time it is

Form 10-Q

PART II. OTHER INFORMATION

Item 5. Other Information (continued)

proposed the subsidiary may be dissolved. The ownership of Energy Atlantic, LLC, now a subsidiary of the Company, would be transferred to the holding company.  To achieve this corporate structure, stock in the Company will be exchanged for stock in the new holding company through a "reverse triangular merger."  The reorganization will not go forward without an opinion of counsel that the transaction does not cause federal income tax liability to the Company's shareholders, whose stock is exchanged in the reorganization.  The Company will be undertaking the reorganization in order to maintain its focus on its core regulated business, while at the same time positioning the Company for more diversified growth.

The reorganization will require the approval of the Maine Public Utilities Commission, and review and filings with the U.S. Securities and Exchange Commission under the Public Utilities Holding Company Act, and the Federal Energy Regulatory Commission under the Federal Power Act.  Among the first steps authorized by the Board was the filing of a petition for MPUC approval on October 31, 2002 and the preparation and filing of documents necessary for other State and federal regulatory approvals.  Certain other regulatory and non-regulatory consents must also be obtained, and will be sought, in connection with the Company's outstanding indebtedness.

After regulatory approvals have been obtained, the Company will request shareholder approval for the reorganization.  Prior to the Company's Annual Shareholder Meeting on May 30, 2003, specific details concerning the holding company will be provided to shareholders.  Investor tours and a web-cast will be held prior to the 2003 Annual Shareholders Meeting to detail plans and answer specific shareholder questions.  Management's goal is to have the necessary regulatory approvals in place prior to the date of our annual meeting. Subsequent to its filing, the Company received and responded to several requests for information from the MPUC and Office of Public Advocate, an intervenor in the proceeding, and met on several occasions with these and other interested parties. The parties settled all issues in the proceeding and entered a signed Stipulation to that effect that was formally approved by the MPUC on March 26, 2003. The MPUC Order in Docket No. 2002-676, authorizing the Company to form a holding company structure is included on Pages O-1 to O-21 of the Company's Form 10-K. The Company filed, on March 11, 2003, a Form S-4 Registration Statement with the Securities and Exchange Commission for the "Maine & Maritimes Corporation," the entity designated as "HoldCo" in this disclosure. The filing, which was made effective by the SEC on April 18, 2003, is reviewable on the SEC's website at http://www.sec.gov/edgar or on the MPS Investor Relations page at http://www.mainepublicservice.com For additional information on the strategic vision for the Maine & Maritimes Corporation, please refer to the Form S-4 mentioned above and Exhibit 99(ao) of the Company's Form 10-K for December 31, 2002, Letter to Shareholders and Q&A with the President from the 2002 Maine Public Service Company Annual Report.

Form 10-Q

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Form 8-Ks were filed on January 23, 2003 naming David N. Felch to the Board of Directors; on February 14, 2003 releasing financial results for the fourth quarter and calendar year 2002; and on February 28, 2003 announcing the alternative rate plan and EA ceasing marketing in Northern Maine.

Exhibit 99.1 Certification of Financial Reports dated May 15, 2003 for the Form 10-Q for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAINE PUBLIC SERVICE COMPANY

(Registrant)

Date: May 15, 2003 By: /s/ Michael A. Thibodeau

Michael A. Thibodeau

Vice President, Controller and Chief Risk Officer

Form 10-Q

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

Dated: May 15, 2003

/s/ J. Nicholas Bayne

J. Nicholas Bayne

Chief Executive Officer

Form 10-Q

CERTIFICATIONS

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

Dated: May 15, 2003

/s/ Larry E. LaPlante

Larry E. LaPlante

Vice President, Treasurer, and Chief Financial Officer

Exhibit 99.1

Certification of Financial Reports Pursuant to 18 USC Section 1350

The undersigned hereby certify that the quarterly report on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d) and that information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ J. Nicholas Bayne

J. Nicholas Bayne

Chief Executive Officer

/s/ Larry E. LaPlante

Larry E. LaPlante

Vice President, Treasurer and Chief Financial Officer

Dated: May 15, 2003

This certification is made solely for purposes of 18 USC Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.