Form 10-K
period 2003-12-31
MAINE PUBLIC SERVICE CO
filed 2004-03-30
CIK 61611

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SEC. 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 333-103749

Maine & Maritimes Corporation

(Exact name of registrant as specified in its charter)

Maine

(State or other jurisdiction of incorporation or organization)

30-0155348

(I.R.S. Employer Identification No.)

209 State Street, Presque Isle, Maine

(Address of principal executive offices)

04769

(Zip Code)

Registrant’s telephone number, including area code:  207-760-2499

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

Yes  ☐.  No  ☒.

Aggregate market value of the voting stock held by non-affiliates at June 30, 2003: $51,189,661.

The number of shares outstanding of each of the issuer’s classes of common stock as of March 15, 2004.

Common Stock, $7.00 par value – 1,580,701 shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive proxy statement to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2003, which is the end of the fiscal year covered by this report, is incorporated by reference into Part III.

MAINE & MARITIMES CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2003

For Glossary of Terms, see Page 95

PART I

Item 1.   Business

General

Maine & Maritimes Corporation (“MAM” or the “Company”), a Maine corporation, became a holding company effective June 30, 2003.  MAM owns all of the common stock of Maine Public Service Company (“MPS”).  All other shares of MPS common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange (“AMEX”) under the symbol “MAM.”  The reorganization into a holding company was approved by MPS’s shareholders at its annual meeting on May 30, 2003.  The U.S. Securities and Exchange Commission (“SEC”) had previously accepted MAM’s S-4A Registration Statement for registration.  Other required state and federal regulatory agencies issued necessary approvals on various dates in 2003.  Financial results and amounts shown through 2002 and the first three months of 2003 were reported by MPS.

MAM is the parent holding company for MPS, Energy Atlantic, LLC (“EA”), and Maine & Maritimes Energy Services Company (“MAMES”).  Maine & New Brunswick Electrical Power Company, Ltd (“Me&NB”), is a wholly-owned Canadian subsidiary of MPS.  MAMES (dba “The Maricor Group”) is the parent company of Maricor Ltd (“Maricor”), also a wholly-owned Canadian subsidiary.  General descriptions of these companies and subsidiaries are discussed more fully below.

Maine & Maritimes Corporation and Subsidiaries

•                  MPS is a regulated electric transmission and distribution utility serving all of Aroostook County and a portion of Penobscot County in northern Maine.

•                  Maine & New Brunswick Electrical Power Company, Ltd, an inactive Canadian subsidiary of MPS, formerly owned MPS’s Canadian electric generation assets.

•                  Energy Atlantic, LLC is a licensed, but currently inactive Competitive Energy Supplier (“CES”) of retail electricity and formerly served the northern and central regions of the state of Maine.

•                  Maine & Maritimes Energy Services Company (dba “The Maricor Group”) is a development, engineering, energy efficiency and asset management firm focused on markets in the United States providing fee-for-service mechanical and electrical engineering services.

•                  Maricor Ltd is a Canadian subsidiary of Maine & Maritimes Energy Services Company, whose principal business is primarily the delivery of similar products and services as MAMES, but in Canadian markets.

Discussion and Description of the Company’s Growth Strategy

MPS’s decision to convert to a holding company structure and begin implementation of a diversification and growth strategy was based on a combination of regulatory and economic factors including, but not limited to: (a) the impacts of deregulation and generation divestiture on MPS’s revenue model, (b) flat to declining demographic and economic conditions within MPS’s service area; (c) regulatory constraints or barriers to implementation of a growth strategy under MPS’s organizational structure; (d) a declining rate base as a result of reductions in stranded costs as regulatory assets; and (e) the strategic objective to implement an effective risk management structure associated with the Company’s overall growth strategy.

As a result of Maine’s deregulation and MPS’s generation divestiture, MPS no longer serves as a vertically integrated electric utility.  With the exception of stranded cost recovery, MPS’s revenues come almost exclusively from regulated transmission and distribution services associated with transporting electric supply.  MPS does receive varying returns on its stranded regulatory assets, as well as varying returns on its regulated transmission and distribution rate bases.  Generally, stranded cost represents the difference in value or contract value of generation assets in a regulated environment, as compared with market values of these same assets or contracts for purchased power agreements.  In a regulated regime, investor-owned public utilities are allowed to make a “fair” rate of return on their prudently invested capital.  In practice, regulators set the price of electricity so that the utility receives enough income to pay its financial obligations plus a reasonable return on its fixed investments.  In effect, historical or accounting costs of asset installations determine the current market value of capital.  Regulators adjust the revenue stream up or down to allow a public utility to earn the approved rate of return on the book value of its capital, which is also known in a regulatory context as its “rate base.”  MPS continues to earn regulated rates of return on its transmission and distribution assets.  MPS’s distribution services are regulated by the Maine Public Utilities Commission (the “MPUC”) and its transmission services are regulated by the U.S. Federal Energy Regulatory Commission (“FERC”).

Based on MPS’s current amortization of stranded costs and approved stranded cost rates of return approved by the MPUC, and subject to a number of variables embedded in the calculation of those stranded costs, the majority of MPS’s stranded cost should be recovered by the end of 2012.  A significant portion of MPS’s stranded costs are associated with an existing non-utility generator (“NUG”) supply contract referred to in this document as the “Wheelabrator-Sherman NUG Contract.”  The Wheelabrator-Sherman NUG Contract resulted from the passage by the U.S. Congress of the 1978 Public Utilities Regulatory Policy Act (“PURPA”) and is summarized more fully below.  The facility itself is a small bio-mass (principally wood chip) electric generation facility.  Over approximately the next eight years, MPS’s rate base will decline as these and other stranded costs are reduced or eliminated.  Management and the Board of Directors also believe that MPS’s rate base will continue to decline as a result of: (a) the economic impact of deregulation and generation divestiture on MPS’s core revenue model; (b) MPS’s economically lagging service area; and (c) regulatory risks in connection with rate making and stranded cost recovery.  Based on management’s and the Board of Directors’ assessment of MPS’s declining rate base, the decision was made to create a holding company, subject to shareholder approval, and to implement a comprehensive growth strategy.

Although the majority of MPS’s stranded cost rate base will decline gradually over approximately the next eight years, MPS believes it will experience deferred stranded cost freed-up cash flows during the period from 2007 through 2012 as certain stranded costs are recovered.  This is a result of MPS’s historical decision to levelize its stranded cost portfolio and defer full recovery associated with its Wheelabrator-Sherman NUG Contract, These deferred stranded cost freed-up cash flows will not impact net income.  Current plans for the anticipated stranded cost freed-up cash flows include: (a) utilizing such funds to reduce debt; (b) maintaining an optimum regulatory capital structure; and (c) to dividend a portion of the stranded cost freed-up cash flows to the parent MAM for the purpose of financing in part or in whole potential acquisitions consistent with the Company’s growth strategy.  While MPS believes it will receive full stranded cost recovery and recovery of deferred collections, it cannot predict with certainty future regulatory and/or legislative actions.  Regulatory and legislative risks may exist relative to full stranded cost recovery.  In addition there are a number of variables, discussed in more detail below that may affect the timing and magnitude of MPS’s stranded cost recovery.

Management and the Board of Directors have adopted what they believe to be a realistic and conservative growth strategy, focusing primarily, but not exclusively, on market opportunities within New England and Atlantic Canada.  As part of the Company’s growth and business strategy, focus and investments are being placed on strategies to improve the overall performance, system reliability, economics and efficiencies of MPS’s transmission and distribution systems.  These strategies include the adoption of new productivity enhancing technologies, changes in core business processes, adoption of integrated asset management strategies, and development and implementation of long-term transmission and distribution plans.  These plans may also include the construction of additional regulated transmission assets.  The goals of these efforts are to reduce overall annual capital, operating, and maintenance expenditures, while improving system and customer service performance.

MAM’s growth strategy centers on a diversification approach that expands the Company’s business and revenue model to include, without limitation, mechanical and electrical engineering services, energy efficiency solutions, air emissions reductions, asset/facilities management related services and asset/facility ownership, in addition to its continuing focus on regulated and unregulated utility services.  Unregulated utility services may include, but not be limited to, energy supply management and unregulated energy assets, such as central utility plants.

The Company is continuing to evaluate potential regulated and unregulated utility acquisitions, such as small electric utilities, local natural gas distribution companies, fuel oil and propane distributors, electric transmission projects and mid-stream natural gas assets across North America.  However, the Company cannot assure that such acquisitions can or will be accomplished.  Utility-related acquisitions are intended to seek to leverage MPS’s and other subsidiaries’ existing operating infrastructure, including without limitation, call center and collections operations, telecommunications technologies, billing and information technology applications, engineering capabilities, asset management systems, regulatory experience, and management expertise.  MAM’s proposed overall growth strategy will be heavily influenced by acquisitions that meet certain desired strategic and financial criteria within the general categories defined below.  Implementation of the acquisition strategy is dependent upon, among other things, MAM’s and its subsidiaries’ ability to raise sufficient capital.  MAM believes that it can raise necessary capital to implement its acquisition strategy, but cannot assure investors of this ability.

Organizational Overview of Proposed Strategic Vision
Showing Examples of Potential Business Sector Acquisitions

*                 MAM does not warrant that it can or will implement acquisitions in each of the revenue models. However, acquisitions in each of the revenue models will be evaluated and are under consideration.

As a part of the process in developing the Company’s growth strategy, market and public policy trends were analyzed for the Atlantic Canada and New England regions.  As a result of these analyses, it appears that a number of critical economic, environmental, energy, and infrastructure trends are converging within these regions.  In Atlantic Canada, electric transmission appears to be significantly limited and the adequacy of on-peak electric generation also appears to be unclear.  The region has historically been highly dependent on oil as an energy source and has limited alternative fuel choice options, such as natural gas or other fuels for its electric generation.  As a result, Atlantic

Canada may face near-term on-peak energy shortages and increasing energy price issues.  The Company believes both regions appear to face complex energy challenges in the near to long-term.  Also, should the cost of energy rise and availability of energy supplies come into question, air quality concerns and related regulation and legislation may inhibit the construction of new, adequate generation within the region.  Canada’s adoption of the Kyoto Protocol and the 28th Annual Conference of the New England Governors and the eastern Canadian Premiers Resolution 28-7, a resolution concerning environmental projects and issues, are examples of increasing public policies that are placing more stringent air quality requirements on the construction or refurbishment of energy producing or using facilities.  Management also believes the combination of energy price, energy availability, and air quality concerns is exacerbated within the region due to additional apparent uncertainty concerning the economics and approval for the refurbishment and retooling of older, existing electric generation facilities that may include, for example a nuclear generation facility within New Brunswick, Canada.  Management believes that these public policy issues are placing new pressures on governments and organizations to improve energy efficiency, gain greater control of energy costs, and reduce air emissions.  At the same time, Management believes the two regions also face the reality that tax revenues and existing economic growth are inadequate to fund infrastructure renewals associated with schools, hospitals, municipal operations and universities.  This recognition appears to be bringing increased focus on the significant deferred maintenance liabilities of public assets, and the requirement to ensure that capital dollars for facility renewals and replacements are spent in the most optimal manner to extend the life of such facilities, i.e. the facility asset lifecycles.  Consequently, Management believes that governments, both domestic and foreign, are beginning to require lifecycle asset management plans and the determination of lifecycle costs before additional capital dollars are spent for facility renewals and replacements.  The Company’s overall growth strategy is primarily based on these beliefs, issues, observed trends, analyses and conclusions.

Utilizing a combination of strategic acquisitions and non-acquisition growth, the Company’s business model, includes the acquisition of mechanical and electrical engineering companies offering asset lifecycle management and engineering services.  Through the integration of engineering skills and certain asset lifecycle management software accessed by the Company or its subsidiaries; MAMES’ and Maricor’s services are being offered to improve facility energy efficiency, define and reduce deferred maintenance, extend asset lifecycles, and reduce air emissions.  These services are also intended to enhance the economic efficiency of a facility’s electric and mechanical systems resulting in reduced operating costs.  In addition, the Company and its subsidiaries are focused on identifying and developing energy asset related projects that may consist of either small “green field” development projects located on or related to a customer’s premises, or the acquisition of a customer’s energy assets, such as a central utility plant or a district energy project, with a long-term contract from one or more customers for the energy asset’s output.  These development projects may, or may not involve a third party financing and ownership entity.  The Company intends to market such services within Atlantic Canada and New England, however it does not intend to be geographically limited to these regions.  Specific primary market sectors of emphasis include, without limitation, the government, university, school, hospital, commercial and institutional markets.  MAMES and Maricor also offer fee-for-service engineering services, which are provided to a broader cross-section of businesses and industries within the regions.

The Company’s intended strategic plan, subject to market opportunities and conditions, also includes the potential acquisition of a small, regional real estate development and facilities management business, which is intended to compliment the Company’s asset or facilities-centric engineering business model.  Efforts are on-going to evaluate market opportunities for the acquisition of such a firm within the Atlantic Canada and New England regions.  The Company’s intended objective is to acquire a small to medium real estate portfolio as a part of its acquisition of a real estate development and management company.  The targeted real estate portfolio would ideally consist of non-operating and non-retail properties within second and third tier growth markets within the target region, with an increasing focus on the development of public facilities with long-term leases matching financing terms.  The Company’s entry and timing of such an entry into this market is primarily dependent upon market conditions and the availability of an acquisition on economically acceptable terms.  The Company cannot warrant that it can or will succeed in achieving such an acquisition.

Financing of the Company’s growth strategy, depending on the specific acquisition target, may take the form of a number of different financing structures involving cash, equities and/or debt.  Financing may include, without limitation, the issuance of additional common or preferred stock, vendor take backs, senior debt, private mezzanine debt securities, tax-exempt government bonds, cash or acquisition earn-outs. In addition to its compatibility with the Company’s growth strategy, each acquisition target is also being evaluated based on its individual economic and strategic merits relative to long-term shareholder value.  As the Company implements its growth strategy, a more definitive stock dividend policy may be adopted.  Such a policy, if adopted by the Board of Directors, would be intended to provide guidance relative to a definitive dividend payout range.  The Company, however, remains committed to maintaining a market competitive dividend yield with an increasing focus on a combination of yield and stock value growth.  However, the Company cannot warrant or define future dividends or share value.

As a first step in implementing the Company’s growth strategy, in November 2003, MAM formed MAMES and its Canadian subsidiary, Maricor in Canada.  MAMES and Maricor provide facilities-based mechanical and electrical engineering services, asset lifecycle management services and solutions, energy efficiency, energy reliability, and emissions reduction services.  Maricor’s first strategic acquisition, Eastcan Consultants, Inc, (“Eastcan”) took place on December 1, 2003.  Eastcan is a regional, mechanical and electrical engineering firm, focused on the Atlantic Canada markets and headquartered in Moncton, New Brunswick, Canada, with an office in Saint John, New Brunswick, Canada.  The acquisition represents an initial platform acquisition from which to build and/or acquire additional capabilities.  MAMES, dba “The Maricor Group” intends to continue to evaluate engineering company acquisitions that provide market entry points into key markets within the target regions of New England, the U.S. and Atlantic Canada.

Description of Maine Public Service Company and Maine and New Brunswick Electrical Power Company, Limited

MPS was originally incorporated in the United States as the Gould Electric Company (“Gould”) in April, 1917 by a special act of the Maine legislature in connection with the purchase and lease of all of the assets of the Maine and New Brunswick Electrical Power Company, Limited, a Canadian company.  Me&NB, currently a wholly-owned Canadian subsidiary of MPS, was incorporated in 1903 under the laws of the Province of New Brunswick, Canada.  Following the sale of its assets to Gould, Me&NB remained a subsidiary of Gould, and subsequently MPS.  Me&NB was primarily a hydro-electric generating company.  It owned and operated the Tinker hydro-electric station in New Brunswick, Canada, until June 8, 1999, when these assets were sold by MPS to WPS Power Development, Inc. (“WPS-PDI”), a subsidiary of WPS Resources Corporation (“WPS”).  Prior to the generating asset sale, Me&NB sold energy not needed to supply its wholesale New Brunswick, Canada customers, to MPS.  For the period 2000-2003, Me&NB has been inactive and did not have unaffiliated customer revenues.

Following its incorporation in the United States, Gould changed its name to Maine Public Service Company in August, 1929.  MPS was a privately held subsidiary of the Consolidated Electric & Gas Company until 1947, when its capital stock was sold as a result of Consolidated Electric & Gas Company’s forced divestiture.  From 1947 until its corporate reorganization in 2003, MPS was the corporate parent and traded under the stock symbol “MPS” on the AMEX.  MPS, until its generating assets were sold on June 8, 1999, produced and, until March 1, 2000, purchased electric energy for retail and wholesale customers.  MPS continues to provide transmission services to former wholesale energy customers and transmission and distribution services to retail customers in the service territory.  Geographically, its service territory is located in a region of northern Maine comprised of all of Aroostook County and a portion of Penobscot County.  The service area covers a region approximately 120 miles long and 30 miles wide, with a population of approximately 72,000.  Since March 1, 2000, the date retail electric competition in Maine commenced, customers in MPS’s service territory have been purchasing energy from suppliers other than MPS.  This energy comes from Competitive Electricity Providers (“CEP”) or, if customers are unable or do not wish to choose a competitive supplier, the Standard Offer Service (“SOS”) provider.  SOS providers are determined through a bid process conducted by the MPUC.

By regulatory order, on June 4, 1984, MPS entered into a Power Purchase Agreement (“PPA”) with the Sherman Power Company, which assigned its interest in the agreement to the Wheelabrator-Sherman Energy Company (“WS”), formerly Signal-Sherman Energy Company, for 17.6 megawatts of capacity, the delivery of which began on July, 1986.  As stated above, the WS facility is a NUG and qualifying facility as that term is defined by PURPA.  This PPA formed the basis of what was to become the Wheelabrator-Sherman NUG Contract.  The stated legislative intent of PURPA was to encourage more energy-efficient and environmentally-friendly commercial energy production.  PURPA defined a new class of energy producer called a qualifying facility (“QF”).  QFs are small-scale producers of commercial energy who normally self-generate energy for their own needs and/or may sell the output under a PPA to a regulated utility.  When a facility of this type meets the FERC’s requirements for ownership, size and efficiency, utility companies are obligated under PURPA to purchase energy from these facilities based on a pricing structure referred to in a regulatory context as avoided cost rates.  In the case of WS, the avoided cost rates were defined by the MPUC at the avoided cost rate of another facility, the Seabrook nuclear facility’s fully embedded production cost, making these rates highly favorable to the producer.  The difference between these avoided costs rates and the market rate that would result from an arms length negotiation for the producer’s electric capacity is an important component of MPS’s WS stranded costs.

The original Wheelabrator-Sherman NUG Contract was scheduled to expire at the end of 2000; however, either party had the option to renew the contract for an additional fifteen years.  MPS and WS agreed to amend the Wheelabrator-Sherman NUG Contract with the amendment approved by the MPUC in December, 1997.  Under the terms of this amendment, WS agreed to reductions in the price of purchased power of approximately $10 million over the contract’s current term.  MPS and WS also agreed to renew the contract for an additional six years at agreed-upon prices.  MPS made an up-front payment to WS of $8.7 million on May 29, 1998, with the financing provided by the Finance Authority of Maine (“FAME”).  This payment has been reflected as a regulatory asset, as determined by the MPUC in its December, 1997 order and, based on an MPUC order, included in stranded costs and recovered in the rates of the transmission and distribution utility, beginning January 1, 2001.  The amended contract helped relieve the financial pressure caused by the closure of Maine Yankee in 1997, as well as the need for substantial increases in MPS’s retail rates, and also reduced MPS’s stranded costs.

Every two years, the WS output is sold via competitive bids, with the bidding process monitored by the MPUC.  The sale of the WS output offsets the WS costs in determining this component of MPS’s stranded costs.  For the period March 1, 2000 to February 28, 2002, and from March 1, 2004 to the end of the Wheelabrator-Sherman NUG Contract, December 31, 2006, WPS-PDI was the successful bidder.  For the period March 1, 2002 to February 29, 2004, EA took delivery of 40% of WS’s output, while WPS-PDI took the 60% remainder.  MPS records the above-market cost of Wheelabrator-Sherman NUG Contract as a stranded cost.

As stated above, MPS’s Canadian Subsidiary, Me&NB has been inactive for the period of 2001-2003, as reflected in the table below.

MPS’s research and analyses of its service area indicate that MPS’s service area’s economy, once heavily influenced by a significant military presence, continues to be dependent upon agricultural and the forest products industries.  Potato farming and processing and the manufacturing of forest products, principally lumber, plywood, and oriented strand board, continue to be dominant economic forces within MPS’s service area.  The growing of broccoli has added diversity to the region’s agricultural economic base.  Tourism, particularly related to snowmobiling and skiing, appears to be playing an increasingly significant role in the area’s economy.  The medical industry represents a significant positive and growing economic force within the region, serving as a leading employer and job creation sector.  However, data appears to suggest that the northern Maine economy continues to lag behind national economic trends and is experiencing population losses based on census data and recent projections, particularly among the service area’s youth and young adults.  Attracting new businesses and jobs to northern Maine in an effort to reverse out-migration trends appears to be a continuing challenge to the area’s leaders and businesses, including MPS.  As a result of its service area’s economic challenges, MPS has taken a lead role in forming a public/private partnership for economic progress in cooperation with the Northern Maine Development Commission.  Managed by a private-sector investors’ council, MPS and its staff are serving as a private sector leader in helping to execute a rational and results-oriented economic development program.  The Aroostook Partnership for Progress’s (“APP’s”) efforts are intended to increase the area’s emphasis on economic development through improved focus and funding for economic development.

Energy Atlantic, LLC

EA participated in the wholesale power market during 1999 and until March 1, 2000, when it began selling energy in the retail electricity market within the state of Maine.  The retail market consists of two sectors, Standard Offer Service (“SOS”) and Competitive Energy Supply (“CES”), as mentioned above.  The MPUC requests bids for SOS in each utility service territory.  As a result of this bidding process, EA was the SOS provider in Central Maine Power Company’s (“CMP’s”) territory from March 1, 2000, until its contract expired on February 28, 2002.  Within MPS’s service territory, EA provided 20% of the medium non-residential SOS from March 1, 2000 until February 28, 2001.

EA also provided energy to several large commercial customers in CMP’s territory under one-year CES contracts, which expired throughout 2001.  EA, along with its wholesale energy supplier, was not successful in obtaining any of the SOS in MPS’s service territory starting March 1, 2001, nor CMP’s service territory starting March 1, 2002.

Originally, power for the sales noted above was obtained under an exclusive wholesale power sales agreement with Engage Energy America, LLC, (“Engage”), which expired February 28, 2002.

As part of a contract settlement between Engage and EA reached in May 2001, EA was allowed to purchase energy from additional sources.  EA secured several wholesale sources of power, enabling it to participate in competitive markets within Maine.  EA’s CES sales to retail customers during 2003 produced far less operating margin than EA had previously earned from SOS in CMP’s territory.  On February 24, 2003, EA announced its intent to withdraw from the northern Maine market due to the lack of profitability and perceived risk profile in that market resulting from an illiquid wholesale market, inability to obtain price differentiated wholesale electric products, and other factors.  EA continued to serve its existing contracts in northern Maine until their February 27, 2004, expiration date.  In addition, EA has not renewed its wholesale agreement for southern Maine supply and has not renewed retail contracts within this region.  Management has ceased active retail CES within the state of Maine until market conditions, the availability of supply, the mandate for stringent credit requirements and risk environment improve.  Management will continue to monitor both U.S. and Canadian deregulated markets to determine the appropriate timing for possible re-entry into the deregulated retail market.  For further information regarding EA, its contract settlement with Engage and its future business plans, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Energy Atlantic Activities,” such information is incorporated in this section by this reference.

Maine & Maritimes Energy Services Company (dba “The Maricor Group”) and Maricor Ltd

In November 2003, MAM formed the wholly-owned subsidiaries MAMES in the United States (dba “The Maricor Group”), and its Canadian subsidiary, Maricor.  MAMES and Maricor are businesses organized to provide, among other things, energy efficiency, energy reliability, air emissions reduction, fee-for-service mechanical and electrical engineering and lifecycle asset management services primarily within eastern Canadian provinces and New England.  MAMES is headquartered in Presque Isle, Maine with offices in Portland, Maine and Rockland, Massachusetts.

Maricor’s first strategic acquisition, Eastcan Consultants, Inc, (“Eastcan”) took place on December 1, 2003.  Eastcan, now an operating division of Maricor, is a regional, mechanical and electrical engineering firm headquartered in Moncton, New Brunswick, Canada, with an office in St. John, New Brunswick, Canada.  Eastcan was formed in 1978, in connection with the amalgamation of several engineering firms in the Moncton, New Brunswick area.  Eastcan’s combined historical experience is well in excess of five thousand building projects.  Eastcan’s clients generally include architectural firms, municipal, provincial and federal governments, private institutional, commercial facility owners and industrial or manufacturing operations.  Mechanical and electrical engineering service disciplines provided by the Eastcan Division of Maricor include, without limitation, the following:

Mechanical Engineering Services:

•                  Plumbing

•                  Heating

•                  Ventilation

•                  Air Conditioning

•                  Energy Conservation Studies and Audits

•                  Reports & Investigations

•                  Process Piping

•                  Fire Protection Systems

•                  Boiler Plants

•                  Petroleum Storage and Handling Systems

Electrical Engineering Services:

•                  Lighting Calculations and Layouts

•                  Power Distribution (Buildings, Industrial Plants, Process Equipment)

•                  Power Quality (Emergency generators, UPS systems, Harmonic cancellations)

•                  Fire Alarm Systems

•                  Intrusion Alarm System Integration

•                  Public address system

•                  Power Factor Correction

•                  Reports & Investigations

To complement Maricor’s service and product offerings, MAM and MAMES have partnered with Delinea Corporation of Dallas, Texas, a leading software application and business process outsourcing company focused on the energy industry, and acquired exclusive marketing rights to their Strategic Asset Management (“SAM”) technology-based solutions for select markets within the U.S. and Canada.

Delinea’s SAM offerings are industry-leading solutions for organizations that are seeking to preserve and maintain the value of their investments in infrastructure, facilities and fixed assets.  SAM provides the technology and services required to effectively manage the total lifecycle of capital assets, as well as the daily operations of facilities and fixed assets.  Its strategic planning capabilities are used to quantify, prioritize and optimize the capital investments required to maintain and preserve facilities and assets, while providing decision-making support to effectively manage these critical requirements in accordance with capital budgets and available funding.

Financial Information about Foreign and Domestic Operations

(In Thousands of U.S. Dollars)

	2003	2002	2001
Revenues from Unaffiliated Customers:
MAM-United States	—	—	—
MPS-United States	31,739	31,401	31,780
Energy Atlantic-United States	6,064	6,901	15,771
Energy Atlantic-U.S. - SOS Margin	—	5,802	2,147
Total Domestic	37,803	44,104	49,698
* Subsidiaries-Canada	58	—	—
Total	37,861	44,104	49,698

Intercompany Revenues:
MAM-United States	—	—	—
MPS-United States	—	—	—
EA-United States	9	9	3
Total Domestic	9	9	3
Subsidiaries-Canada	—	—	—
Total	9	9	3

Operating Income (Loss):
MAM-United States	(457)	—	—
MPS-United States	3,704	3,523	5,379
EA-United States	(164)	3,349	1,006
Total Domestic	3,083	6,872	6,385
Subsidiaries-Canada	77	(7)	(25)
Total	3,160	6,865	6,360
Net Income (Loss)
MAM-United States	(418)	—	—
MPS-United States	3,238	3,089	4,331
EA-United States	(116)	3,444	897
Total Domestic	2,704	6,533	5,228
Subsidiaries-Canada	102	10	9
Total	2,806	6,543	5,237
Identifiable Assets:
MAM-United States	2,408	—	—
MPS-United States	134,996	134,883	136,931
EA-United States	2,024	6,324	5,632
Total Domestic	139,428	141,207	142,563
Subsidiaries-Canada	1,841	779	772
Total	141,269	141,986	143,335

The identifiable assets, by company, are those assets used in each company’s operations, excluding intercompany receivables and investments.  For 2003 and 2002, identifiable assets reflects the reclassification of accrued removal obligations as a liability from accumulated depreciation.

* The term “Subsidiaries Canada” above includes all applicable financial information for Me&NB and Maricor.

Regulation and Rates

The information with respect to regulation and rates is presented in Item 3 below, “Legal Proceedings,” such information is incorporated in this section by this reference.

Franchises and Competition

Except for consumers served at retail by municipal electric utilities within MPS’s service area, MPS has a nearly exclusive franchise to deliver electric energy in its service territory.  For additional information on changes to the structure of the electric utility industry in Maine, see Item 7 below, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Overview,” incorporated herein by this reference.  For information on the competitive conditions facing EA, MAMES and Maricor see also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Energy Atlantic Activities,” such information is incorporated in this section by this reference.

MAMES and Maricor operate in competitive markets and do not have exclusive franchises.  Competition comes primarily from other local or regional mechanical and electrical engineering firms, as well as local, regional or national energy services companies.  Public policies related to energy, energy efficiency, asset lifecycle management, and air emissions may impact the overall market.  The Company has observed that increasing interest rates generally tend to negatively impact the market for fee-for-service mechanical and electrical engineering services.  However, increasing interest rates also appear to increase the demand for energy efficiency and asset lifecycle management services.  The Company cannot warrant or predict these economic effects and makes no predictive statement as to future market or competitive trends.

Employees

The information with respect to employees is presented in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Employees,” such information is incorporated in this section by this reference.

Subsidiaries, Affiliated and Associated Companies

As stated above, MAM became a holding company effective June 30, 2003.  All 1,574,582 shares of MPS common stock were converted on the books on that date into an equal number of MAM common stock, which are listed and traded on the AMEX.  MAM owns 100% of the common stock of MPS.

MPS owns 100% of the common stock of Me&NB.  Me&NB owned and operated the Tinker hydro-electric station located in the Province of New Brunswick, Canada, prior to its sale on June 8, 1999, and has not conducted active business since the sale.

On August 24, 1998, the MPUC approved the formation of what was then MPS’s unregulated subsidiary, EA.  EA began formal operations on January 1, 1999, performing various non-core activities, such as wholesale marketing of electric power and the sales of energy-related products and services.  EA began retail sales activity on March 1, 2000, the date retail electric competition commenced in Maine.  As a start-up unregulated subsidiary, the MPS Board of Directors and the MPUC limited MPS’s capital contributions to a maximum of $2 million, subsequently amended to $2.5 million during 2002.  With the formation of MAM, MPS’s interest in EA was transferred to the new holding company.  EA is currently an inactive subsidiary of MAM.

MPS owns 5% of the common stock of Maine Yankee, which operated an 860 MW nuclear power plant (the “Plant”) in Wiscasset, Maine.  On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant.  The Plant experienced a number of operational and regulatory problems and did not operate after December 6, 1996.  The decision to close the Plant permanently was based on an economic analysis of the costs, risks and uncertainties associated with operating the Plant compared to those associated with closing and decommissioning it.  The Plant’s operating license from the Nuclear Regulatory Commission (“NRC”) was due to expire on October 21, 2008.  For further information regarding Maine Yankee and its decommissioning progress, see Item 7 below, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Maine Yankee,” such information is incorporated in this section by this reference.

MPS also owns 7.49% of the common stock of Maine Electric Power Company, Inc., (“MEPCO”).  MEPCO owns and operates a 345-KV (kilovolt) transmission line about 180 miles long, which connects the New Brunswick Power (“NB Power”) system with the New England Power Pool (“NEPOOL”).

In November 2003, MAM formed MAMES in the United States, now dba “The Maricor Group,” and MAMES’ Canadian subsidiary, Maricor.  MAM owns 100% of the stock in MAMES.  MAMES has a 100% ownership interest in Maricor.  In December 2003, Maricor acquired Eastcan Consultants, Inc., which is a regional mechanical and electrical engineering firm headquartered in Moncton, New Brunswick, Canada with an office in St. John, New Brunswick, Canada.  Eastcan is currently an operating division of Maricor. An organizational diagram illustrating the various corporate relationships described in this section is provided above in Part 1, Item 1, Business, “General” and is incorporated in this section by this reference.

Company Financial Information

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The Company is an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The Company also maintains an Internet site containing such reports at www.maineandmaritimes.com.  All such reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, may be downloaded from such site without charge.  Also listed at the Company’s site under Investor Relations, Corporate Governance, is the Code of Ethics for Senior Financial Officers and all other Principal Executive Officers and Managers, as well as the Company’s policy regarding Insider Trading and Dissemination of Inside Information.

Item 2.   Properties

As of December 31, 2003, MPS had approximately 380 circuit miles of transmission lines and MPS owned approximately 1,730 miles of distribution lines, all in Aroostook County and a portion of Penobscot County in northern Maine.  There are no material physical assets held, owned or controlled by any of the Company’s other subsidiaries.

Substantially all of the properties owned by MPS are subject to the liens of the First and Second Mortgage Indentures and Deeds of Trust.

In response to a Maine environmental regulation to phase out Poly Chlorinated Bi-phenol (“PCB”) transformers, MPS has implemented a program to eliminate transformers on its system that do not meet the new state environmental guidelines.  The program will test the almost 13,000 distribution transformers over a ten-year period.  In addition, transformers that pass the inspection criteria will be refurbished and refitted with lightning arrestors and animal guards.  The initial cost of the ten-year program was estimated to be $5 million.  After three years, MPS has spent approximately $1,033,000 under the program.  MPS is currently in its fourth year of this ten-year program.

System Security and Reliability

During 2002, the engineering consulting firm of R.W. Beck, Inc. (“R.W. Beck”), was retained to undertake a comprehensive facilities evaluation and engineering audit of the MPS transmission and distribution systems.  The purpose of the evaluation and audit were to provide a comprehensive condition baseline of the transmission and distribution systems as a beginning basis for development of new transmission and distribution system plans and the implementation of asset management initiatives.  As a result of the condition baseline and increasing focus on system planning, MPS has implemented a continuous in-the-field inspection program for transmission and distribution.  The inspection program has been facilitated by the investment in new mobile equipment allowing for “top down” inspections versus traditional pole climbing or “bottom up” processes.  Further, MPS has begun development of twenty-year distribution and transmission planning processes.  These planning processes are intended to focus on means to improve overall system reliability, while minimizing lifecycle asset management costs and reducing future required capital expenditures.

From a transmission perspective, the R.W. Beck audit noted that transmission lines appeared to be in good condition and reasonably maintained.  However, they did note on a relative basis that certain lines were older, but in good condition with the exception of some of the oldest wood pole lines and areas where bird (woodpecker) damage is a problem.  Through MPS’s in-the-field transmission inspection program, structures in need of repair or replacement are being identified and repaired or replaced.  Current plans are to undertake complete inspections of MPS’s transmission system every two years.

Audits of the Company’s substations and substation-related business processes were also undertaken by R.W. Beck.  The overall ratings for substations were lower than desired, due to the fact that almost half of the distribution substations rely on power transformers that have exceeded their useful lives or are within five years of exceeding their useful lives.  While certain transformers are beyond their normal life expectancy, MPS has implemented a comprehensive testing program to identify problem transformers, implementing preventive maintenance to extend equipment life expectancies, or replacing such transformers.  As part of the system planning process, MPS is developing a plan to replace older transformers, which will focus on consolidating substations where possible, all a part of MPS’s long-term system planning process.

MPS had planned to reduce its annual capital expenditures to a level approximately equal to its rate of depreciation.  Due to MPS’s desire to consolidate facilities and ensure increased system reliability, management believes that renewal and replacement capital expenditures for the next two to three years may remain at more recent historical levels of $4.0 million to $6 million annually.  Such expenditure levels do not include the possible construction of additional transmission as later described.

As a result of the closure of an on-system generation facility and uncertainty concerning other merchant and non-merchant generation facilities within the Maritimes and northern Maine regions, MPS continues to evaluate system security, particularly from an on-peak generation resource perspective. Through load-flow analysis and utilization of specific contingency or transmission outage scenarios, it has been determined that under a single contingency or outage condition and during peak load situations, a system-wide outage is possible if at least 50 MW’s of on-system generation are not operating.  Additionally, under certain conditions, the analyses noted that a second contingency or transmission line outage could not be survived within a thirty-minute time frame when similar conditions existed after a single contingency.  Although Maine Public Service Company does not have a bulk delivery transmission system as defined by the Northeastern Power Coordinating Council (“NPCC”), MPS is using NPCC’s standards for planning criteria.  It should be noted that potential contingencies that were studied focused on situations that could impact MPS’s transmission and distribution systems, even though certain transmission assets are located in Canada and are owned by other companies or organizations.  MPS has contingency plans to mitigate such conditions or events in the case that a major transmission outage or system outage occurred.

As a result of internal and external transmission system security studies in the fall of 2002, a unique risk to the MPS system was identified due to a condition on an NB Power breaker at the Beechwood 138 kV substation in Canada.  The risk was that for a single breaker malfunction at Beechwood substation, MPS could lose two of its three main interconnections with NB Power.  The loss of these interconnections, coupled with the uncertainty of on-system merchant generation levels, required MPS to act to prevent conditions that could result in an outage.  Consequently, MPS paid NB Power $125,900 in December of 2003, for installing a series breaker, which eliminated this risk to the MPS transmission system.

In order to address system security and reliability needs, MPS is also evaluating the construction of additional interconnections with NB Power.  Such projects, subject to further analysis and regulatory approvals, would increase available and total transmission capacities.  In addition, MPS is evaluating the merits of joining a new Independent System Operator (“ISO”) or Regional Transmission Organization (“RTO”).  At this time it is unclear as to the potential outcome of these efforts.  Further, due to shortages of peaking generation capacity within the Maritimes region, MPS is evaluating other non-transmission options to ensure system reliability.  Such alternative options may require legislative or regulatory approvals.

Item 3.   Legal Proceedings

Item 3 (i) Maine and Maritimes Corporation

(a)                             Maine Public Utilities Commission, Request for Approval of Reorganization of MPS Into a Holding Company Structure, Docket No. 2002-676

On October 31, 2002, MPS filed a request for MPUC approval of the formation of a Maine-based holding company structure.  Under this structure, MPS, EA, as well as other affiliates or subsidiaries, the creation of which was anticipated to occur at a later date, would become subsidiaries of a holding company, HoldCo.  In its application, MPS stated that the corporate restructuring would be accomplished through a “reverse triangular merger,” similar to the one employed in CMP’s Application for Approval of Reorganization, of Transactions with Affiliated Interests, and Transfer of Assets, MPUC Docket No. 97-930.

The proposed MPS restructuring constituted a reorganization requiring MPUC approval pursuant to the provisions of 35-A M.R.S.A. § 708.  In addition to the proposed reorganization, MPS also requested the approval of certain stock issuances and affiliated interest transactions.

Specifically, MPS requested MPUC approval of the following transactions and arrangements:

1.               the creation of a corporation (“HoldCo”) that became the parent company of MPS through its ownership of all outstanding company stock of MPS;

2.               the creation of a corporation (“MergeCo”) whose only purpose was to facilitate the corporate reorganization and which, when organized, became a wholly-owned subsidiary of HoldCo and which ceased to exist, once it had served its purpose;

3.               the conversion and exchange of all the outstanding shares of MPS’s common stock into an equal number of shares of HoldCo’s common stock (to the degree that the conversion and exchange of MPS stock to be effected in that transaction was deemed to constitute an issuance of utility stock within the meaning of 35-A M.R.S.A. §§ 901and 902);

4.               the merger of MergeCo into MPS, with MPS as the surviving corporation, and the resulting conversion of the outstanding shares of MergeCo common stock into a number of shares of the common stock of MPS equal to the number of shares of MPS’s common stock outstanding immediately prior to the share conversion described in item 3 above, which was deemed issued by MPS for this purpose;

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

7.               the winding up and dissolving of Me&NB at such future time as MPS might deem appropriate pursuant to 35-A M.R.S.A. § 708; and,

8.               the transfer, after the merger date, (i) of assets that were not “necessary or useful” within the meaning of Section 1101 of title 35-A, from MPS to any MPS affiliate, and (ii) the transfer of all other assets from MPS to HoldCo or any non-MPS HoldCo subsidiary in the total amount of up to $1,000,000 over the three-year period beginning upon the merger date.

MPS also requested that the Commission authorize the creation of HoldCo and MergeCo within thirty days of the date of its filing.  This “interim approval” was for the limited purpose of making necessary filings with the Securities and Exchange Commission under the Public Utility Holding Company Act and for executing a registration statement under federal securities law.  As part of this request for interim approval, MPS also represented that should the Commission have denied its petition for reorganization, or if for any other reason their organization did not occur, it would dissolve both HoldCo and MergeCo.

Subsequent to its filing, MPS received and responded to several requests for information from the MPUC and the Office of Public Advocate, an intervenor in the proceeding, and met on several occasions with interested parties.  The parties settled all issues in the proceeding, and entered a signed Stipulation formally approved by the MPUC on March 26, 2003.  The text of the MPUC Order, Docket No. 2002-676 may be viewed as Exhibit 99(ao) of this Form 10-K such information is incorporated in this section by this reference.  MPS also filed, on March 11, 2003, a Form S-4 Registration Statement with the Securities and Exchange Commission for “Maine & Maritimes Corporation” the entity designated as “HoldCo” in this disclosure.  The reorganization became effective June 30, 2003.

At MPS’s Annual Meeting of Shareholders, held on May 30, 2003, shareholders of MPS voted to approve its plan to create a holding company structure, under MAM.  Of the shares eligible to vote, 57.07% voted “For” the holding company proposal, 10.19% voted “Against,” and 32.74% abstained or were “broker no votes.”  The reorganization was completed by July 1, 2003.  No change in beneficial ownership resulted from the reorganization, which is described in more detail in the Form S-4/A of MAM filed with the Commission on April 15, 2003 and is incorporated in this section by this reference.  The filing is reviewable on the SEC’s website at “http://www.sec.gov/edgar” or on the MAM Investor Relations page at http://www.maineandmaritimes.com/corporate/1373T04_CP.PDF.

Under the new holding company corporate structure, MPS became a separate subsidiary of MAM.  EA, previously MPS’s unregulated competitive electricity supply company also became a direct subsidiary of, MAM.  Me&NB, which is an inactive Canadian company, remained a direct subsidiary of MPS.

Following the July 1, 2003 completion of the reorganization, shares of MPS common stock were converted on the books (with no exchange of certificates) into the same number of shares of common stock of MAM.  The MAM common stock shares are currently traded on the AMEX under the ticker symbol “MAM.”

Item 3 (ii) MPS Rate Cases

(a)                             Maine Public Utilities Commission, Request for Approval of Alternative Rate Plan, MPUC Docket 2003-85.

As reported in prior MPS and MAM quarterly reports on Form 10-Q which are incorporated in this section by this reference, on March 6, 2003, MPS submitted its formal “Request for Approval of Alternate Rate Plan” (the “ARP”) (MPUC Docket 2003-85). The proposal was a seven-year rate plan for its distribution delivery services with a target implementation date on or before July 1, 2003. The ARP was an alternative form of regulating MPS’s distribution assets, similar to the performance rate plans the MPUC has adopted for CMP and Bangor Hydro-Electric Company.  In accordance with a state statute enacted during the course of MPS’s ARP proceedings, Maine utilities requesting an ARP are required to file cost-of-service financial information as part of the proceeding.  In connection with this aspect of the ARP review and analysis, MPS had been authorized by, and had received final approval from the MPUC to increase its electric delivery rates.  Also in connection with this process MPS announced that effective October 1, 2003, MPS would increase the distribution component of its electric delivery rate by 6.23% for a total increase in its electric delivery rate of 3.44%, for a total revenue increase of $940,000.  However, during the compliance filing phase of this proceeding, an issue arose concerning the calculation of rate sheets and the corresponding retail distribution and transmission revenues.  Following the entry of a procedural order, discovery, and a public conference a Supplemental Stipulation in this case was entered into and filed with the Maine Public Utilities Commission (“MPUC”) on October 17, 2003, correcting the allocation of revenues between distribution and transmission, and resulting in MPS increased its total electric delivery rate by 3.78%, or a total revenue increase not to exceed $1,126,552.  As a result, effective November 1, 2003, MPS distribution rates were increased.  This increase included $685,037 in distribution revenues and $441,515 in transmission revenues.  A copy of the Stipulation and the Order approving the increase may be viewed on the MPUC website at http://www.state.me.us/mpuc/ and is incorporated in this section by this reference.  Following the entry of the order approving the Supplemental Stipulation, the ARP proceeding was bifurcated and on December 29, 2003, MPS notified the MPUC of its intention to withdraw the remaining elements of the ARP docket.  For the purposes of future rate proceedings MPS will continue to evaluate if an ARP is in the best interest of MPS, its shareholders and consumers or if it should continue to proceed with cost-of-service rate filings as it has done in the past.

As a part of this rate case, the MPUC approved MPS’s request to fix its debt interest rates through the purchase of interest rate swap derivatives.  Prior to MPS’s fixing of its interest rates through such interest rate swaps, all of its debt had been subject to variable interest rates.  Given the long-term nature of MPS’s debt, management believed that locking the rates at historically low levels reduced future shareholder and consumer risks associated with the volatility of interest rates.  Effective interest rates achieved by the swaps for MPS’s variable rate debt through maturity range from 2.79% to 4.68%.  See Item 16(a) of this Form 10-K, Note 8 of the Consolidated Financial Statements, “Long-Term Debt” for a description of these debt issues and associated swap rates.

(b)                            Maine Public Utilities Commission Investigation into MPS’s Stranded Cost Revenue Requirements and Rates in MPUC Docket No.2003-666.

As previously reported in the prior MPS 8-K filing of March 2, 2004, MPS received final approval from the MPUC for the stranded cost revenue component of its electric delivery rates. Under Title 35-A of the Maine Revised Statutes Annotated, Section 3208, the MPUC is required to periodically investigate and adjust the stranded cost charges reflected in the rates of a transmission and distribution utility.  In accordance with this provision, on September 16, 2003, in Docket No. 2003-666, the MPUC issued a notice of investigation in order to determine whether MPS’s rates must be changed effective March 1, 2004 to reflect any changes in MPS’s stranded costs.  On February 27, 2004, the MPUC issued an order approving a stipulation under which MPS is allowed to recover $11,785,339 per year to satisfy its approved stranded cost revenue requirements for the “rate effective period,” which began March 1, 2004, and will end on December 31, 2006.  The approved revenue requirement for the rate effective period ended February 29, 2004 was $11,540,000.  Under the approved stipulation MPS’s stranded cost rates approved in Docket No. 2003-85 will remain in effect during the rate effective period.  The stipulation approved by the MPUC in Docket No. 2003-666 also approved and reaffirmed each of the elements and associated balances of MPS’s recoverable stranded costs.

As explained more fully below, during the course of Docket No. 2003-666 the parties reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of its stranded cost.  As a result of the stipulation approved in Docket No. 2003-666, MPS will record deferred income tax expense associated with deferred fuel carrying charges during the rate effective period from March 1, 2004 through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery.  Because the deferred fuel carrying charge component of MPS’s stranded costs is not expected to be fully amortized until 2012, MPS anticipates that deferred income tax expense will be incurred through 2012, subject to future stranded cost filings with the MPUC.  In Dockets Nos. 98-577 and 2001-240, the parties stipulated that MPS would accrue carrying costs on its unrecovered fuel balance (the “deferred fuel account”) during the respective rate effective period at its net of tax cost of capital rate.  Consistent with the stipulation in Docket No. 2001-240, MPS accrued a carrying charge using the net of tax rate of 7.98% through October 31, 2003 applied against its unrecovered deferred fuel balance.  From November 1, 2003 to December 31, 2003 MPS accrued its carrying charge using a net of tax rate of 7.06%, based on the cost of capital approved in Docket No. 2003-85 (described in Docket No. 2003-85 Partial Stipulation filed on September 2, 2003).

During the course of the Docket No. 2003-666 proceeding, MPS determined that it had not previously recognized accumulated deferred income taxes with respect to the carrying charges on the deferred fuel account and that the recording of a deferred tax liability on its balance sheet pursuant to FAS 109 in the amount of $2.896 million was required. The deferred fuel balance as of March 1, 2004 prior to any adjustment was $18,838,000.  Under the stipulation MPS is allowed to adjust its accumulated deferred income tax account and the deferred fuel balance by $2,896,000, as of March 1, 2004, resulting in a total deferred balance as of March 1, 2004 of $21,734,000.  Under the approved stipulation the parties also agreed that the return component on the deferred fuel balance should be reduced in such a manner that ratepayers were held harmless on a net present value basis as a result of the March 1, 2004 adjustment to the deferred fuel balance.  During the rate effective period ending on December 31, 2006, the overall pre-tax return component on the deferred fuel balance will be 8.28%, reflecting a 6.17% return on equity.  The return on the deferred fuel balance will be reviewed in future stranded cost rate setting proceedings and will be adjusted as necessary in order that the present value of the revenue requirements of the deferred fuel account without the adjustments described above equals the present value of the revenue requirements of the deferred fuel account with the adjustments.  MPS concludes that as a result of this stipulation and the foregoing described adjustment to the deferred fuel balance and the accumulated deferred income tax liability that no further adjustment is necessary under FAS 109 in order to reflect prior unrecorded deferred income taxes.

The decreased cost of capital rate beginning on March 1, 2004 will have an impact on future stranded cost earnings and stranded cost freed-up cash flows, but will not impact future distribution or transmission earnings.  In the year 2004, MPS anticipates that it will record deferred income tax expense of approximately $412,000 associated with the deferred fuel carrying charges.  The amount of deferred income tax expense recorded in future years will vary depending upon the amount of the accrued carrying charge in any year, and the tax rates then in effect.  MPS anticipates that earnings from carrying charges on its stranded costs in 2004 will be approximately $267,000 lower than the amount that would have been recorded had MPS continued to use the original cost of capital on its deferred fuel balance, for a total earnings impact of $679,000 in 2004.  The impact on future earnings resulting from the agreed upon lower cost of capital, when compared against the cost of capital used in prior stranded cost filings, will vary.  Schedules filed by MPS as part of the stipulation in Docket No. 2003-666 reflect the deferred fuel balance as of March 1, 2003, certain additions relating to the Wheelabrator-Sherman above-market contract through December 2006, and the amortization of the deferred fuel balance though 2012.  Applying these assumptions, current tax rates and the agreed upon cost of capital, MPS anticipates that the impact on future earnings resulting from recording deferred income taxes on accrued carrying charges and applying a lower cost of capital to the deferred fuel balance could range from $1.0 million in 2005, increasing to $1.2 million in 2007, then gradually decreasing to $17,000 in 2012.  These amounts may vary with changes in the deferred fuel balance and other variables which MPS cannot predict with certainty at this time.  Management is analyzing means to mitigate the impact of this stipulation on future net income and stranded cost freed-up cash flows.

In addition to the return allowed on its deferred fuel account as set forth above, under the approved stipulation MPS shall be allowed to recover the following pre-tax returns on the applicable stranded cost rate base components during the rate effective period: (i) the pre-tax return on unrecovered balance of the Wheelabrator-Sherman NUG Contract Buydown shall be 2.79% plus its FAME issuance costs; (ii) the pre-tax return on the unrecovered Seabrook Investment and approved special rate contract costs shall be 11.74%; and, (iii) the pre-tax return on the Maine Yankee decommissioning related costs shall be 8.56%.  The stipulation and any accompanying exhibits can be found on the MPUC website at www.maine.gov.us/mpuc and are incorporated in this section by this reference.

(c)                             Federal Energy Regulatory Commission Approval of Wholesale Transmission Rates, FERC Docket No. ER00-1053

The FERC approved MPS wholesale transmission rates effective June 1, 2002, in FERC Docket No. ER00-1053, a proceeding related to MPS’s Open Access Transmission Tariff (“OATT”) discussed below.  On August 6, 2002, MPS notified the MPUC of its intention to implement the associated transmission component of its retail transmission and distribution (“T&D”) rates, with the new rates effective October 1, 2002.  The FERC maintains jurisdiction over all transmission rates.  This implementation increased overall delivery rates by approximately 2%.  MPS increased its transmission rates subject to refund and issuance of a final order by FERC, which was issued in March, 2003.

(d)                            Federal Energy Regulatory Commission 2003 Open Access Transmission Tariff Formula Rate filing, FERC Docket ER00-1053-009

As previously reported in prior MPS quarterly reports on Form 10-Q which is incorporated in this section by this reference, pursuant to Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-000, and accepted by the FERC on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003 the changed Open Access Transmission Tariff (“OATT”) Formula Rate charges that MPS proposed to apply on June 1, 2003 together with back-up materials. On June 1, 2003 the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation currently being negotiated by the parties to the proceeding. The initial notification for the 2003 filing was filed with the FERC on March 31, 2003.  In its 2003 OATT filing, MPS provided the proposed changes to its OATT Formula Rate to the intervening parties and FERC staff.  In general, MPS sought a slight modification to its rate formula under its transmission tariff.  On February 11, 2004, following discussions to resolve all outstanding issues in the 2003 informational filing, MPS, the parties, FERC Trial Staff, and the MPUC reached a settlement agreement (the “Settlement Agreement”) regarding changes to the MPS Formula Rate.  The Settlement Agreement and OATT revisions filed reflect and set forth the agreement reached.  Specifically, the parties and the FERC Trial Staff agreed to certain provisions and changes to MPS’s Formula Rate and OATT as summarized below and in the revised MPS OATT pages.  The revised MPS OATT pages in redline and non-redline format are included in Attachment A to the Settlement Agreement.  The provisions and changes agreed to are summarized as follows:

•                  A fixed 11% return on common equity shall continue to be used.  The formula makes clear that the return on common equity may not be changed unless pursuant to section 205 or 206 of Federal Power Act, 16 U.S.C. §§ 824d, 824e.

•                  In calculating the weighted overall return, MPS’s actual long term debt and preferred costs will be calculated as specified in Note 1 of Statement AV of the Formula Rate.  For the three years ending June 1, 2006, MPS’s equity ratio will be (1) the actual equity ratio as calculated according to Formula Rate Statement AV or (2) 53%, whichever is lower, and MPS’s debt ratio will be (a) the actual debt ratio as calculated according to Formula Rate Statement AV or (b) 100% less 53% less the actual preferred stock ratio, whichever is higher.

•                  Effective January 1, 2004, MPS will begin booking depreciation accruals for the certain plant accounts at the rates specified, and depreciation expense reflecting these rates will be included in the MPS Formula Rate be used in the OATT charges to be effective June 1, 2005. Formula Rate Statement AJ makes clear that the depreciation rates may not be changed unless pursuant to section 205 or 206 of Federal Power Act, 16 U.S.C. §§ 824d, 824e.

•                  Depreciation rates for certain plant accounts will be effective January 1, 2003 and depreciation expense reflecting accruals at these rates and will be included in the MPS Formula Rate and will be used in the OATT charges to be effective June 1, 2004. Formula Rate Statement AJ makes clear that the depreciation rates may not be changed unless pursuant to section 205 or 206 of Federal Power Act, 16 U.S.C. §§ 824d, 824e. Also the proposed amounts of depreciation accrual previously recorded through December 31, 2002 and related to Account 350.2 and 350.3 will not be reversed and will continue to be recognized as credits to rate base.

•                  MPS will continue to include intangible plant in rate base, and in addition, MPS will reduce intangible plant by accumulated amortization (reflected on Formula Rate Statement AE) and include an amortization of intangible plant in the calculation of depreciation and amortization expense.  Formula Rate Statement AJ shall be modified to include the intangible amortization in total general plant depreciation and intangible amortization.  The transmission labor allocator shall be used to allocate total general plant depreciation and intangible amortization to the transmission function.  MPS will use a three-year amortization period for computer hardware and software related intangible plant, except that extraordinary software investment that on a project basis exceed $100,000 shall be amortized over seven years, with appropriate recognition of deferred taxes.  In the informational filing MPS makes each year pursuant to Section 2.4 of the Settlement Agreement, MPS will include worksheets that detail the following information regarding projects being amortized in Account 303: a description of the project, beginning and ending balances, the annual amortization and total accumulated amortization for that project.  A sample worksheet is included in Attachment B of the Settlement Agreement.

•                  MPS will allocate external regulatory expenses to all customers based on a load ratio share basis beginning with test year 2002 expenses.  The current three-year amortization will continue.  A conforming change to Formula Rate Schedule 1b will be made.

•                  A revenue credit for rents in Account 454 (pole attachments, etc.) shall be added to the Formula Rate Statement AU.  A conforming change to Formula Rate Schedule 2 will be made.

•                  MPS will add a new line item to Schedule 2 of the Formula Rate to reduce rate base for deferred directors’ fees.  The amount of directors’ fees to be shown on Schedule 2 of the Formula Rate will be developed on Formula Rate Statement AD2.

•                  MPS will modify the Formula Rate Statement AF2 to reduce rate base by the net of amounts in Account 228.3 (i.e. Accounts 228.310, 228.320, and 228.330) minus the amount in Account 186.991.  MPS will average the beginning and end of year balances in the accounts and allocate the net of the averages to the transmission function using the transmission labor allocator.  Formula Rate Schedule 2 will be modified to add a line item for pensions and benefits.

•                  All costs: (1) of generation, (2) of entering the generation business and (3) of any other non-transmission business (regulated or non-regulated) activities – including all deferred income taxes and an appropriate allocation of administrative and general expenses – shall be excluded from the transmission rate.  Any costs of starting or operating any business other than transmission or distribution that have or will be incurred as of January 1, 2003 shall be separately identified and segregated so that transmission customers can review those costs.  MPS will maintain sufficient records to enable customers to monitor these costs and to ensure that these costs are identified and not charged to transmission customers, and to enable MPS to support and explain its allocation of costs.  Any information provided by MPS regarding these costs will be treated as supporting documentation under Section 2.3 of the Settlement Agreement and any disputes concerning that information will be resolved under the terms of Section 2.3 and not Section 2.4.

•                  In the informational filing MPS makes each year pursuant to Section 2.4 of the Settlement Agreement, MPS will include worksheets that detail the treatment of deferred taxes related to Accelerated Costs Recovery System (“ACRS”) / Modified Accelerated Cost Recovery System (“MACRS”) property.  Specifically, MPS will demonstrate by journal or account entries that the tax benefits related to the tax deductions for the retirement of ACRS/MACRS property and for costs of removal of that property were credited to Account 282 or 283.  A sample worksheet is included in Attachment B of the Settlement Agreement.

•                  For retail transmission charges, MPS changed the retail transmission rates each year on October 1.  Specifically, MPS will add the following language to the Formula Rate Schedule 1.1.1: “Retail transmission price changes will take effect on October 1.  The transmission revenue effect of any difference (positive or negative) between when transmission price changes would normally occur (June 1) and when they actually occur (October 1) will be accrued with interest, calculated pursuant to Section 35.19a for FERC’s regulations and included in the next determination of transmission prices for retail transmission customers.” Certain clean-up edits to the Formula Rate were also made.

MPS will also modify OATT Schedule 2, Reactive Support and Voltage Control from Generation Sources Service to specify the allocation of reactive support costs.  MPS will allocate reactive support charges on a load ratio share basis.  For wholesale customers, charges for reactive support shall occur each month on an as billed basis.  For retail customers, the reactive support charges shall be rolled into the retail transmission revenue requirement on a prospective yearly basis with a true-up the next year.  This change to Schedule 2 was effective April 1, 2003.  MPS also will add Schedule 4 to the Formula Rate to describe the allocation of reactive support costs and modify Schedule 1.1.2 to reflect the allocation for retail transmission customers.

The parties also agreed that if there is a conflict between the Formula Rate and OATT, changes listed in Section 2.2 of the Settlement Agreement and changes reflected on the Formula Rate and OATT pages included in Attachment A to the Settlement Agreement will control.

Consistent with the 2000 Settlement Agreement, the parties also agreed that before each annual (June 1) adjustment under MPS’s Formula Rate, MPS shall provide the Parties and Commission Trial Staff with the changed charges that MPS proposes to apply on June 1 together with back-up materials.  MPS will use its best efforts to provide that information by May 15 of each year. MPS will submit an informational filing with the Commission setting forth the changed charges by June 15 of each year. If a party to the Settlement Agreement disputes the annual charge change, that party will possess the right to raise any issue with the Commission (even after June 15).  MPS will respond to reasonable requests for supporting documentation requested by any party or FERC Trial Staff (even after June 15).

The parties also agreed that by March 1, 2006, MPS will meet with the parties and FERC Trial Staff to determine if any of the parties or FERC Trial Staff believe that the Formula Rate does not produce reasonable results.  If MPS and the parties and FERC Trial Staff are unable to reach agreement, then MPS will submit by April 30, 2006, under section 205 of the Federal Power Act, 16 U.S.C. § 824d, a unilateral filing with FERC restating or revising the Formula Rate.

As a result of the settlement, MPS will rebill OATT customers for charges under the OATT related to the implementation of the Rate Formula changes effective June 1, 2003.  The rebilling shall include interest computed under 18 C.F.R. § 35.19a.  For the purpose of keeping the total retail transmission and distribution rate constant until the October 1, 2004, MPS will not rebill the retail transmission customers until October 1, 2004.  At the time of the retail transmission rebilling, MPS will include refunds with interest pursuant to 18 C.F.R. § 35.19a for the rebilling and any appropriate surcharges with interest calculated pursuant to FERC regulations, 18 C.F.R. § 35.19a, associated with the delay in implementation of the 2003 retail transmission change in charges from June 1, 2003 to October 1, 2003.  Also included in the rebilling will be the yet unbilled refunds and surcharges associated with past periods, including but not limited to those associated with the delay in implementation of the 2002 retail transmission change in charges from June 1, 2002 to October 1, 2002, and the 2003 retail transmission change in charges from June 1, 2003 to November 1, 2003, and refunds associated with the settlement filed on March 7, 2003 in Docket No. ER03-1053-008.

MPS has requested among other things that the FERC accept the 2003 informational filing and the proposed OATT revisions.  On February 17, 2004 FERC issued its Notice of Filing and established a public comment date deadline of March 3, 2004.  The matter has been briefed to the Commissioners who had no objections to any provisions of the MPS filing.  An order approving the 2003 informational filing and OATT revisions is expected during the first quarter of 2004.  The Settlement Agreement, cover correspondence and its attachments are submitted with this filing as Exhibit 99(aq), and are incorporated in this section by this reference.

Item 3(iii) Other MPS Matters:

(a)                             Maine Public Utilities Commission Notices of Inquiry, MPUC Dockets No. 2003-82; 2003-423.

On February 11, 2003, the MPUC initiated a formal Notice of Inquiry (“NOI”) into the status of the competitive market for electricity supply in northern Maine (MPUC Docket No. 2003-82).  The NOI is not directed at MPS or any specific party or entity but is a general inquiry designed to gather information about the adequacy of existing market structures, rules and laws in light of the limited number of supplier/generator participants in the region.  The MPUC’s inquiry is for the purpose of identifying potential concerns related to northern Maine’s supply and market situation, and to explore possible solutions.  In contrast to the rest of Maine, which is part of the Independent System Operator – New England (“ISO-NE”) region, northern Maine and MPS are electrically interconnected to the Canadian Maritimes region, which also includes the electric loads and generation of New Brunswick, as well as Nova Scotia and Prince Edward Island.  Load and generation in northern Maine, which comprises MPS’s service territory, are interconnected to the rest of Maine and New England only by transmission through New Brunswick.  The Northern Maine Independent System Administrator (“NMISA”) operates the bulk power and transmission systems for the region.  The divestiture of generation assets in connection with the Maine Electric Industry Restructuring Act eliminated rate regulation for the production and sale of electricity supply as of March 1, 2000.  During the subsequent period of time, the retail and wholesale markets have experienced a limited number of participants.  In furtherance of the MPUC’s inquiry, it requested comments on a number of issues related to these unique market conditions.  MPS has provided comments for the MPUC’s consideration.  There have been no other material or further developments in this proceeding during 2003. At this time MPS cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

On June 18 2003, the MPUC also initiated a similar Notice of Inquiry and Request for Comments concerning “Incentives to Promote Energy Efficiency and Security of the Electric Grid” (MPUC Docket No. 2003-423).  MPS provided comments to the MPUC on July 7, 2003.  There have been no other material or further developments in this proceeding during 2003.  At this time the Company cannot predict the nature or the outcome of any finding, decision or ruling by the MPUC in this proceeding.

(b)                            Wholesale Standard Offer – MPUC Docket No. 2003-677 and Sale of Capacity and Energy Available from Wheelabrator-Sherman Energy Company.

As previously reported in prior MPS Form 8-K reports, on September 16, 2003, the MPUC issued an Order Regarding Standard Offer Provider For Maine Public Service Company (Docket No. 2003-670) to resolve all issues regarding the upcoming standard offer solicitation for all customer classes in MPS’s service territory.  Pursuant to Maine’s Electric Restructuring Act, the MPUC administers periodic bid processes to select providers of SOS.  The current SOS provider arrangement for all three sets of customer classes in MPS’s service territory terminated on

February 29, 2004.  Accordingly, the MPUC solicited bids for MPS SOS customers beginning on March 1, 2004.  WPS ESI was awarded the Standard Offer for all customer classes for the period March 1, 2004 through February 28, 2006, as well as the entitlement to capacity and energy from Wheelabrator-Sherman (“WS”), located in Sherman, Maine, for the term beginning at the hour ending on 1:00 p.m. on March 1, 2004 through the expiration of the Wheelabrator-Sherman NUG Contract in December 2006.  The bid solicitation can be viewed at http://www.mainepublicservice.com.

(c)                             WPS Canada Generation, Inc. – FERC Docket Nos. ER03-689-000, et al.; and WPS Canada Generation, Inc. FERC Docket No.ER-04-210-000; WPS Reactive Power Service Rate (“RPS”) matter.

On April 1, 2003, as amended on April 8, 2003, WPS Canada filed rate schedules for MPS and the NMISA, Rate Schedule FERC Nos. 2 and 3, respectively to obtain $142,734 per year in compensation for WPS’s RPS service.  Parties, including MPS intervened and/or protested the WPS RPS rate case. While this charge has no direct effect on MPS or the Company’s shareholders, MPS and other parties intervening in the matter, believed that the charge sought by WPS Canada Generation, Inc. (“WPS”) was not justified and therefore contested the issue.  By order issued May 19, 2003, the FERC accepted the RPS rate schedules for filing, established that rate schedules would become effective on April 2, 2003, subject to refund, provided for a hearing, held the hearing in abeyance and established settlement procedures.  On July 29, 2003, the Chief Judge ordered the termination of the settlement procedures and ordered the institution of “Track II” hearing procedures.  Direct and rebuttal testimony was submitted.  MPS filed its testimony on this case on October 17, 2003.  MPS also, as a precautionary measure, included the pass-through of this charge in its settlement proposal in its FERC OATT case described above, in the event that WPS was successful in obtaining FERC approval for this charge.  A settlement in principal was reached prior to the commencement of the actual hearing in the matter.  The parties finalized a settlement in the matter resolving all outstanding issues in the above referenced dockets and on February 10, 2004 the settlement agreement, its appendices, an “Explanatory Statement in Support of the Settlement,” and redlined rate sheets were filed with the FERC Presiding Administrative Law Judge.

(d)                            Maine Public Utilities Commission, Application for Exemption of Chapter 304 (MPUC Docket No. 2003-122).

On February 21, 2003 the Company filed with the MPUC an “Application for Exemption of Chapter 304” (MPUC Docket No. 2003-122). In connection with MPS’s reorganization (discussed in Item 3 (i) (a) above) and EA’s withdrawal from retail electricity markets in northern Maine, MPS filed with the MPUC on February 21, 2003, an “Application for Exemption of Chapter 304” to exempt MPS and EA from certain management restrictions.  These restrictions had been imposed to allow EA to engage in energy marketing activities within MPS’s service territory.  A series of settlement conferences were held between the MPUC Advisory Staff, the Office of the Public Advocate, WPS Energy Services, Inc. and MPS. On June 24, 2003, the parties submitted a Stipulation to the MPUC.  The MPUC issued an Order Approving Stipulation in this matter on July 24, 2003, which approved a partial waiver of the requirements of Chapter 304 (the “304 Order”) and resolved all issues in this matter.  Under the provisions of the 304 Order, MPS is exempted from the employee sharing provisions of Chapter 304 of the Commissions Rules subject to certain specified conditions.  The exemptions and waivers granted in the 304 Order are expressly contingent on the condition that EA cease marketing in MPS’s service territory effective March 1, 2003.  The 304 Order also provides that the parties to the proceeding may revisit the matter in the event EA should subsequently choose to re-enter the northern Maine retail electricity market in the future.  In connection with its announced intent to withdraw from the retail electricity markets in northern Maine EA has ceased all of its energy marketing activities in MPS’ service territory effective March 1, 2003, as well as the balance of the State. A copy of the Stipulation and the 304 Order approving the stipulation may be viewed on the MPUC website at http://www.state.me.us/mpuc/.

(e)                             Settlement of Maine Yankee Litigation.

As has been previously reported by the Company in its 8-K and 10-Q quarterly reports, in May 2000, Maine Yankee terminated its decommissioning operations contract with Stone & Webster Engineering Corp. (“Stone & Webster”) pursuant to the terms of the contract.  Stone & Webster disputed Maine Yankee’s grounds for the termination.  In June 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  As a result of the Bankruptcy Court approving the Third Amended Plan of Reorganization in the Stone and Webster Bankruptcy, all litigation between Maine Yankee and the bankruptcy estate was settled.  In connection with this settlement, Maine Yankee also withdrew its complaint against Envirocare, Inc. in Federal District Court.  See Part II, Item 7 below, for a more detailed discussion of Maine Yankee.

Item 4.  Submission of Matters to a Vote of Security Holders

At the 2003 Annual Meeting of Stockholders of MPS held on May 30, 2003, two matters were voted upon.  First was the uncontested election of Robert E. Anderson, Michael W. Caron, and Nathan L. Grass for terms ending in 2006, and David N. Felch for a term ending in 2004; each was elected.

Second was the approval of the agreement and plan of merger and reorganization to create a holding company structure under Maine & Maritimes Corporation, with the following recorded vote:

	For	Against	Non-Votes and Abstentions
Approval of the Agreement and Plan of Merger and Reorganization	898,535	160,464	515,323

Of the total shares eligible to vote, 57.07% voted in favor of the proposal.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Maine & Maritimes Corporation became a holding company effective June 30, 2003.  All 1,574,582 shares of MPS common stock were converted on that date into an equal number of MAM common stock, which are listed and traded on the AMEX under the trading symbol “MAM.”  As of December 31, 2003, there were 890 holders of record of the Company’s common stock, with 1,580,512 shares outstanding.  As of December 31, 2002, common stock shares outstanding for MPS were 1,574,115.

Dividend data and market price related to the common stock are tabulated as follows for the two most recent calendar years:

	Market Price		Dividends
	High	Low	Paid Per Share	Declared Per Share
2003
First Quarter	$32.26	$24.99	$.37	$.37
Second Quarter	$32.95	$26.36	.37	.37
Third Quarter	$36.90	$31.60	.37	.37
Fourth Quarter	$35.95	$34.37	.37	.38
Total Dividends			$1.48	$1.49

2002
First Quarter	$30.48	$28.75	$.35	$.35
Second Quarter	$30.55	$29.50	.35	.35
Third Quarter	$29.84	$25.60	.35	.37
Fourth Quarter	$34.59	$24.25	.37	.37
Total Dividends			$1.42	$1.44

Dividends declared within the quarter are paid on the first day of the succeeding quarter.

The Company has determined that the common stock dividends paid in 2003 are fully taxable for federal income tax purposes.  These determinations are subject to review by the Internal Revenue Service, and shareholders will be notified of any significant changes.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plan approved by security holders	10,500	31.48	139,500

Equity compensation plan approved by security holders	0	n/a	0

Total	10,500	31.48	139,500

Sale of Unregistered Securities

On December 1, 2003, the Company issued 5,529 shares of its common stock in connection with the acquisition by its Canadian subsidiary, Maricor Ltd, of all of the outstanding common shares of Eastcan Consultants, Inc., a closely held Canadian corporation.  No underwriter was used.  The persons who acquired the securities were Michael C. Gillis, Malcolm A. MacLellan, Richard Keirstead, Stephen Erb, and Scott Mowery.  The consideration is stated in Item 16(a) to this Form 10-K, Note 14 to the Consolidated Financial Statements, “Acquisitions.”  The securities were issued under the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

Item 6.   Selected Financial Data

A five-year summary of selected financial data (1999-2003) is as follows:

Five-Year Summary of Selected Financial Data

	2003	2002	2001	2000	1999
Income Statement Data:
Revenues (1)	$37,860,509	$44,104,133	$49,698,040	$78,238,279	$67,456,117
Net Income Available for Common Stock	$2,805,601	$6,543,421	$5,236,527	$5,300,632	$4,005,556
Basic and Diluted Net Income Per Share of Common Stock	$1.78	$4.16	$3.33	$3.34	$2.48

Balance Sheet Data:
Total Assets (2)	$141,268,765	$141,986,156	$143,334,943	$150,856,876	$171,548,480
Capitalization:
Long-Term Debt Outstanding	$30,680,000	$33,765,000	$34,940,000	$35,990,000	$42,015,000
Less amount due within one year	1,450,000	3,085,000	1,175,000	1,050,000	25,000
Long-Term Debt	29,230,000	30,680,000	33,765,000	34,940,000	41,990,000
Common Shareholders’ Equity	46,984,490	47,029,071	42,731,149	39,585,951	37,159,608
Total Capitalization	$76,214,490	$77,709,071	$76,496,149	$74,525,951	$79,149,608

(1)          Electric restructuring in Maine began on March 1, 2000, with MPS providing only transmission and distribution (“T&D”) or delivery services subsequent to that date.  Prior to March 1, 2000, MPS provided electric power to its customers by operating its own generating facilities, principally located in Canada, or by purchasing power.  The MPUC allowed the recovery of stranded costs from our customers, beginning March 1, 2000.  MPS’s sales in MWH’s are comparable to pre-March 1, 2000 sales.  Financial results for periods before March 1, 2000, reflect revenues and associated expenses for delivery charges and electric power provided to our customers.  After March 1, 2000, MPS’s revenues do not reflect revenues associated with electric power.  After considering the differences above, comparisons of financial results for periods prior to March 1, 2000, to periods after that date are difficult and the Company makes no conclusion or statement with respect to such comparisons.

(2)          For 2003 and 2002, total assets reflects the reclassification of accrued removal obligations as a liability from accumulated depreciation.

See Item 7a, “Quantitative and Quantitative Disclosures about Market Risk,” incorporated in this section by this reference, concerning material risks and uncertainties which could cause the data reflected herein not to be indicative of the Company’s future financial condition or results of operations.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements, Item 16(a) of this Form 10-K.

This Management’s Discussion and Analysis contains certain forward-looking statements, as defined by the SEC, such as forecasts and projections of expected future performance or statements of management’s plans and objectives.  These forward-looking statements may be contained in filings with the SEC and in press releases and oral statements.  You can identify these statements by the fact that they do not relate strictly to historical or current facts.  They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  These statements are based on the current expectations, estimates or projections of management and are not guarantees of future performance.  Some or all of these forward-looking statements may not turn out to be what the Company expected.  Actual results could potentially differ materially from these statements.  Therefore, no assurance can be given that the outcomes stated in such forward-looking statements and estimates will be achieved.

Factors that could cause actual results to differ materially from our projections include, among other matters, electric utility restructuring; future economic and demographic conditions within MPS’s service area and unregulated markets; changes in tax rates; interest rates or rates of inflation; ability to raise capital; pace and success of merger and acquisition efforts; terrorism; changes in the construction industry; changes in Canadian currency rates; length of sales cycles; developments in state, provincial and national legislative and regulatory environments in the United States and Canada; ability to recruit individuals with necessary skill sets; increased competition by existing or new competitors in the Company’s unregulated markets; changes in technology; new innovations; changes in NAFTA; increased environmental regulations and other regulatory or market-based conditions.

Overview

MAM, a Maine corporation, became a holding company effective June 30, 2003, and owns all of the common stock of MPS.  All of the shares of MPS common stock were converted on the books into an equal number of shares of MAM common stock, which are listed on the AMEX under the trading symbol “MAM.”

Prior to electric retail deregulation within the state of Maine and its divestiture of generation, MPS served as a regulated and vertically integrated electric utility.  As a result of deregulation and generation divestiture, MPS’s revenue model and rate base underwent significant change. Today, MPS’s returns are based on specifically allowable rates of return, as permitted by the MPUC and the FERC on various physical and regulatory assets, referred to as “MPS’s rate base.”  While rates of return may remain more stable, should the overall rate base decline, then earnings will also decline.  MPS’s current rate base consists primarily of transmission and distribution networks (poles, wires, substations buildings and rolling stock), as well as regulatory assets that include stranded costs associated with the sale of generation, closure of generation and/or purchase power agreements.  MPS’s primary regulatory asset or stranded cost is associated with the Wheelabrator-Sherman NUG Contract, more fully described within this 10-K (see Item 1 above, Business, “Discussion and Description of the Company’s Growth Strategy;” and “Description of Maine Public Service Company (“MPS”) and Maine and New Brunswick Electrical Power Company, Limited (“Me&NB”)”).  In the case of the WS stranded cost, the amount of stranded cost upon which MPS receives a return is based on the difference between the actual contract price and the bid price for the facilities output received through a bid process overseen by the MPUC on a periodic basis.

The Wheelabrator-Sherman NUG Contract expires in late 2006.  However, MPS chose to levelize its stranded cost payments from consumers, such that the recovery of stranded costs would be equal over a longer period of time, as opposed to higher consumer costs over a shorter recovery period, declining on an annualized basis.  Consequently, the full recovery of WS related stranded costs will not occur until 2012, although payments to WS cease beginning in 2007.  As stranded costs decline, absolute returns will consequently decline as the rate base is reduced.  During the period 2007 through 2012, MPS will experience strong stranded cost freed-up cash flows as a result of the end of the above-market contract with WS and having levelized its stranded costs.  The deferment of stranded costs impacts stranded cost freed-up cash flows, but will not impact net income.

Due to MPS’s declining rate base (as a result of deregulation, generation divestiture and amortization of stranded costs), combined with current stranded cost freed-up cash flows forecasts during the period noted, management and the board of directors of MPS determined that now is an opportune time to grow and diversify MPS.  As a part of the overall strategy to grow, as noted, MAM was formed as the holding company for MPS and other subsidiaries and affiliated companies.  Based on covenants agreed to between MPS and the MPUC in forming the holding company, restrictions were placed on MAM as it relates to the financial management of MPS, helping to insulate the regulated utility from possible detrimental impacts of deregulated companies and diversification.  These covenants are described in greater detail in Item 3, “Legal Proceedings,” Item 3(i)(a) and Item 3(iii)(d).

MAM’s overall growth strategy consists of the following proposed strategic and tactical actions:

•                  Improve the overall operation and economic viability of MPS:

•                  Ensure the effective operation of MPS, ensuring its continued contribution to overall MAM earnings and ensuring increased effectiveness of capital deployment based on return on capital employed (“ROCE”) evaluations.

•                  Improve overall MPS transmission system security through the development of increased total and available transmission capacities, deploying capital for new construction based on a FERC allowed rate of return basis.

•                  Deploy capital based on the development and implementation of comprehensive 20-year transmission and distribution system plans that seek to optimize reliability, while reducing required infrastructure.

•                  Implement integrated asset management systems and processes to improve overall reliability and extend assets’ lifecycles.

•                  Reorganize the utility, creating and increasing the operational responsibilities of Field Services, migrating increased decision making to the field.

•                  Improve overall management of MPS through improved skill sets, business processes, and systems, including the installation of a new financial system with utility enterprise management components.

•                  Increase the overall integration and application of technologies to achieve increased productivity, such as installation of automated meter reading devices.

•                  Monitor rates to ensure such rates are fully compensatory and allow for achievement of allowable rates of return on equity, requesting rate increases as required from regulatory bodies.

•                  Pursue an acquisition strategy focusing on the “roll-up” of regional mechanical and electrical engineering firms within New England and the eastern Canadian provinces to provide a platform for additional growth and accretive net income to cover organic growth initiatives.

•                  Identify and pursue acquisitions of smaller regional mechanical and electrical engineering firms that have the ability to dominate individual local markets.

•                  Develop and implement “franchised-type” systems, processes, products and services to support acquired engineering firms, limiting required integration issues and improving overall performance.

•                  Increase product offerings focused on facility lifecycle management utilizing an information-based technology platform, providing clients turnkey development of asset assessments and asset lifecycle plans, including optimization of their capital expenditure programs.

•                  Increase service offerings in the areas of energy efficiency and air emissions reductions to complement fee-for-service engineering services.

•                  As a part of facility lifecycle management services, identify and evaluate energy-related assets that can be acquired, such as central utility plants and central heating and/or cooling districts.

•                  Identify and evaluate the acquisition or start-up of an energy supply management services company to complement engineering and facility lifecycle management services.

•                  Identify, evaluate and pursue the potential acquisition of other regulated or unregulated energy companies, such as small electric utilities or electric utility non-generating assets, small natural gas local distribution companies, oil distributors and/or propane distributors.

•                  Implement an aggressive acquisition analysis team to evaluate utility-type assets and businesses within North America.

•                  Evaluate opportunities to leverage scale and synergies with MAM’s ownership of MPS, a regulated transmission and distribution utility.  Potential synergies include the following:

•                  Billing, credit collection and remittance services

•                  Information technology services

•                  Engineering services

•                  Administrative and accounting services

•                  Call center operations

•                  SCADA operations

•                  Human resource related services

•                  Focus on markets that provide a demographic and economic hedge to MPS’s service area.

•                  Focus on related businesses within markets that have a complimentary cash flow to offset MPS’s inverse bell curve stranded cost freed-up cash flow.

•                  Identify, evaluate and pursue the potential acquisition of regional real estate development and management companies with an existing and diverse portfolio of real estate assets, focused on secondary and tertiary growth markets within the eastern Canadian provinces.

•                  Ensure strong lease coverage of assets with an asset focus on public sector facilities, such as schools and government buildings, where leases match the term of financing.

•                  Focus on a portfolio of commercial and non-retail properties in both downtown redevelopment districts and business park settings.

•                  Focus on the integration of engineering services in support of facility management.

•                  Focus on energy supply chain management optimization.

Beyond the impacts of electric retail deregulation and generation divestiture, management closely monitors legislative activities and regulations.  Both regulatory and legislative risks are the major risk concerns impacting MPS.  Management believes that as unregulated energy commodity prices increase, long-term concerns exist that increased pressures will be placed on regulated distribution costs.  Management anticipates that scale and technology will be the driving forces impacting the long-term view of distribution and transmission assets.  Accordingly, management has concluded that acquiring technology and additional businesses that utilize common services can create synergies that achieve scale, thus resulting in better control of increasing operating costs.

In order to enhance overall financial management capabilities and to ensure compliance with the Sarbanes-Oxley Act of 2002, MPS is implementing a tier-one financial system, which includes a utility enterprise management suite.  MPS’s need for an improved technology system, improved management financial reporting and full compliance with Section 404 of the Sarbanes-Oxley Act has resulted in increased technology and accounting expenditures.  Spreading these costs over a larger base of businesses is an important part of our overall strategy.

Although MPS is prohibited, except under certain, very limited regulatory exceptions, from owning and operating electric generation, management is closely evaluating generation resource conditions within northern Maine and the

Canadian Maritimes control area.  Management believes that peaking capacity is a significant problem within the region and that this problem is currently exacerbated by uncertainties concerning the future and cost of Orimulsion® fuel supplies to generation facilities within New Brunswick, Canada, as well as the future of the Point Lepreau nuclear generation station also in New Brunswick, Canada.  The Company has learned that the New Brunswick Department of Energy has enlisted a nuclear expert to examine and give advice to the government on the potential refurbishment of the Point Lepreau nuclear generation station.  Management believes the estimated anticipated cost of $910 million (CN$) to refurbish Point Lepreau, is a significant investment in generation that does not provide additional generation capacity to the region.  Given these and other multi-national issues, policies and decisions that impact generation supply planning and adequacy, management is concerned about the uncertainties relative to generation resources availability and the potential impact such uncertainties may have on MPS’s, and the Company’s future operations.

To address these resource availability concerns, MPS is, among other things, evaluating additional transmission interconnections that could potentially increase its overall total and available transmission capacities with NB Power.  MAM anticipates that the effectiveness of these lines will in part be dependent upon the future of an additional 345 KV transmission project currently jointly proposed by NB Power and Bangor Hydro Electric Company, that would among other things provide an additional interconnection of NB Power’s system with the New England ISO.  This 345 KV transmission project is in the preliminary permit stages and it is not certain that it will be constructed.  Management expects to re-evaluate the MPS transmission interconnections should this project not proceed.

Due to the lack of sustainable profitability of EA and its risk profile, MAM also intends to enhance its unregulated earnings over the next several years to replace those previously provided by EA.  MAM will retain EA as a subsidiary and maintain its various licenses to ensure EA’s option of returning to the retail electric sales market should conditions change and liquidity improve.

Both the ability to raise the necessary capital and the availability of adequate investment capital to allow for full implementation of the MAM strategic vision are critical success factors.  MAM is evaluating a number of financing options, including the possible securitization of the above-described stranded cost freed-up cash flows (see Item 1 above, Business, “Discussion and Description of the Company’s Growth Strategy.”) resulting from deferred stranded cost recovery.  Such a technique may require regulatory and/or legislative approvals.  Other options for financing may include, but are not limited, to the issuance of additional shares of stock, either common or preferred, and various forms of debt.  Debt financing strategies may require that MAM set a defined dividend policy providing guidance of a target payout range.

Beyond issues related to capital formation, management anticipates that the effectiveness of MAM’s strategic vision and acquisition strategy will be greatly dependent upon the availability and quality of market opportunities.  Management believes that by evaluating numerous local markets within the New England, U.S. and Atlantic Canadian provinces, a greater number of small to mid-range acquisition candidates are possible and is therefore focusing its efforts in these regions.

Existing Operations

The accompanying consolidated financial statements include the financial results of the Company and its subsidiaries:

•                  MPS, its electric transmission and distribution delivery company, and its wholly-owned, inactive Canadian subsidiary, Me&NB;

•                  EA, its CES retail electric marketing company;

•                  MAMES, (dba “The Maricor Group”), and its Canadian subsidiary, Maricor, who provide mechanical and electrical engineering, energy efficiency, air emissions reduction, and lifecycle asset management services.

MPS is an electric transmission and distribution delivery company serving approximately 35,000 retail electric customers in northern Maine.  MPS is subject to the regulatory authority of the MPUC for its distribution rates and the FERC for its transmission rates.  Current rates are determined using traditional rate base, and rate of return ratemaking principals, including a cost-of-service methodology, used by the regulatory agencies.  Other investor-owned electric utilities within the state of Maine are under Alternative Rate Plans (“ARP’s”) and utilize

Performance Based Rates (“PBR’s”).  MPS continues to evaluate the merits of an ARP and possible migration to PBR’s.  (See Part 1, Item 3, “Legal Proceedings” Item 3 (ii)(a) above).  However, management believes that implementation of PBR’s under an ARP could result in detrimental financial impacts due to the lack of growth within MPS’s service area.  Typically, ARP’s with PBR’s require productivity offsets to achieve allowed rates of return and management believes such productivity offsets will not be achievable in the absence of economic growth.

MAMES, and its wholly-owned Canadian subsidiary, Maricor, offer mechanical and electrical engineering services, including asset development, energy efficiency services, air emissions reduction services, and lifecycle asset management services.  In addition, MAMES and Maricor offer a range of solutions to reduce facility lifecycle costs, identify and reduce deferred maintenance liabilities and improve environmental performance.  MAMES’ and Maricor’s value proposition encompasses the development, management, operation and modernization of physical assets for environmental and financial sustainability.

Target markets within the eastern Canadian provinces and Atlantic Canada primarily include, but are not necessarily limited to, governments, universities and colleges, hospitals and other health care facilities, schools, commercial retail and office facilities.  While not a target market, MAMES and Maricor can and do provide engineering-related services to the industrial sector.  MAMES and its subsidiary, Maricor currently have offices in Presque Isle and Portland, Maine; Rockland, Massachusetts; and Moncton and Saint John, New Brunswick, Canada.

The Maricor Group’s services categories generally include:

•                  Planning & Efficiency Services – facility audit and condition assessments, asset modernization and development planning, energy and environmental performance analysis, capital budgeting and planning services and a web site-based planning advisor;

•                  Operational Services – asset operations management and asset information management;

•                  Modernization Services – mechanical and electrical engineering, energy engineering, air emissions reductions, project management and commissioning services; and

•                  Development Services – energy asset ownership, design and build services, project management and commissioning services, such as central utility or district energy projects.

This section and the accompanying text explain the general financial condition of the Company and its subsidiaries and their results of operations.  This explanation includes:

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

Revenue Recognition

MPS records an estimate for revenue for electricity delivered, but not yet billed to customers.  This estimate requires MPS to make certain assumptions.  A change in those assumptions could cause the amounts reported as revenues to change.  EA’s previous sales can be classified into two general categories:  SOS in CMP’s service territory which expired February 28, 2002, and CES sales to individual retail customers within the state of Maine, all of which expired by February 27, 2004.  For SOS, revenues were received and expenses were paid directly by an escrow agent which was controlled by Engage Energy America, LLC (“Engage”).  EA received a percentage of the net profit from the sale of energy.  CMP bore SOS account collection risks, as they were required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship.  EA recorded the accrued net margin of the SOS activity as revenue in the financial statements.  For CES sales, EA negotiated the price directly with the customer, maintained customer service responsibility and had collection risk.  EA has withdrawn from the market until market conditions improve and no longer serves CES or SOS customers. CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.  Additionally, EA’s activity has been accounted for as non-trading since management has determined it does not meet the definition of a trader as defined in EITF 98-10 which was amended by EITF 02-03.  Refer to Item 16(a) of this Form 10-K, Note 3 to the Consolidated Financial Statements, “Energy Atlantic” for further discussion.

Pension and Other Post-retirement Benefit Plans

The Company has pension and other post-retirement benefit plans, principally healthcare benefits, covering substantially all of its employees and retirees.  In accordance with Statement of Financial Accounting Standards No. 87, “Employer’s Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employer’s Accounting for Post-retirement Benefits Other Than Pensions,” the valuation of benefit obligations and the performance of plan assets are subject to various assumptions.  The primary assumptions include the discount rate, expected return on plan assets, rate of compensation increase, health care cost inflation rates, expected years of future service under the pension benefit plans and the methodology used to amortize gains or losses.  Changes in those assumptions could also have a significant effect on the Company’s non-cash pension income or expense or the Company’s post-retirement benefit costs.  For additional information on the Company’s benefit plans, see Item 16(a) of this Form 10-K, Note 10 to the Consolidated Financial Statements, “Benefit Plans,” which is incorporated in this section by this reference.

Utility Regulation

MPS is subject to the regulatory authority of the MPUC and the FERC.  As a result of the ratemaking process, the applications of accounting principles by MPS differ in certain respects from applications by non-regulated businesses.  Approximately 84% of the Company’s 2003 revenues, as depicted in the “Operating Revenues and Energy Deliveries” section below, derived from MPS’s regulated operations are accounted for pursuant to Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulations.”

Prior to the start of deregulation in Maine on March 1, 2000, the MPUC determined the amount of stranded costs to be recovered via rates.  MPS’s annual amortization of its stranded costs represents the amounts allowed by the MPUC in the determination of revenue requirements.

Results of Operations

Earnings and Dividends

Earnings per share and net income for 2003, along with the corresponding information for 2002 and 2001 are as follows:

	(Dollars in Thousands)
Net Income *	2003	2002	2001
MAM/MAMES	$(416)	$—	$—
MPS-Core T&D	3,338	3,099	4,340
EA	(116)	3,444	897
Total Company	$2,806	$6,543	$5,237

Earnings per Share	$1.78	$4.16	$3.33

* Due to the immateriality of elimination amounts, they have been grouped with appropriate line items

Net income above is allocated based upon the segment allocation as presented in Item 16(a) of this Form 10-K, Note 4 of the Notes to Consolidated Financial Statements, “Segment Information.”

As a part of the formation of the holding company, certain MPS staff were transferred to MAM. Also, certain administrative, legal, professional, governance, and professional costs were assigned to MAM, following MPUC approved cost allocation process.  In addition, certain costs associated with merger and acquisition due diligence activities were included in MAM costs.  In December, 2003, MAM formed MAMES and MAMES’ Canadian subsidiary, Maricor.  In addition, during the same time frame Maricor purchased Eastcan Consultants, a mechanical and electrical engineering firm headquartered in Moncton, New Brunswick, Canada, with an office in Saint John, New Brunswick.

MPS core T & D earnings were $3,378,000 for 2003, compared to $3,099,000 and $4,340,000 in 2002 and 2001, respectively.  Earnings for 2003 increased by $239,000 over earnings in 2002.  Sales in 2003 increased by 1.9% over 2002, contributing an additional $203,000, net of income taxes.  As more fully explained in the “Legal Proceedings” section of this Form 10-K, the MPUC allowed recovery, over seven years, of the VERP expenses charged to 2002 earnings, resulting in an increase in 2003 net income of $236,000, net of income taxes, after considering two months of amortization.  In addition, reductions in transmission and distribution expenses of $131,000, net of income taxes, and in interest costs of $192,000, net of income taxes, also contributed to the increase in earnings.  Offsetting these increases in earnings were additional expenses of $245,000, net of income taxes, associated with the approval of the holding company and increases in depreciation and amortization of $122,000, net of income taxes.  Earnings for 2002 compared to 2001 were impacted by incremental charges for MPS’s Voluntary Early Retirement Program (“VERP”) of $242,000, net of income taxes, and expenses associated with seeking approval for the formation of the holding company of $105,000, net of income taxes.  MPS incurred additional expenses for employee benefits, principally pension and medical costs, and insurance costs, resulting in a reduction in earnings of $723,000, net of income taxes.  In addition, consulting fees for evaluating business processes at MPS and legal expenses for regulatory affairs and compliance with provisions of the Sarbanes-Oxley Act of 2002, further reduced net income by $575,000, net of income taxes.  Offsetting these additional expenses was a reduction of MPS’s borrowing costs of $361,000, net of income taxes, and increased operating revenues for MPS of $235,000, net of income taxes, as 2002 sales were 1.4% more than 2001 sales.

In 2003, EA incurred a loss of $116,000 with the reduction in 2003 CES sales, compared to the two previous years, and with the termination of SOS service in CMP’s territory after February 28, 2002.  EA earnings for 2002 were $3,444,000, or $2.19 per share.  As more fully explained in the “Energy Atlantic Activities” section below, EA’s earnings include $1.89 per share representing the recognition in September 2002, of the final settlement between EA and Engage Energy America, LLC (“Engage”) and the reversal of regulatory assessments associated with power arrangements.  EA earnings in 2001 reflect a $1.08 million charge in accordance with a settlement agreement with EA’s supplier for Standard Offer Service in Central Maine Power Company’s service territory, Engage Energy America, LLC.  This charge reduced earnings per share by $.69.

Return on equity (net income divided by average shareholders’ equity) for 2003 was 6.0% compared to 14.6% for 2002 and 12.7% for 2001.  The core T&D business earned a return on equity of 8% in 2003 compared to 7.6% and 10.5% for 2002 and 2001, respectively.  As explained in the “Legal Proceedings” section of this Form 10-K, the MPUC authorized a return on equity of 10.25% starting November 1, 2003, compared to 10.7% prior to that date.

Effective October 1, 2001, the Board of Directors increased the quarterly dividend by $.03 per share from $0.32 per share to $0.35 per share, or $1.40 per share per year.  The quarterly dividend was increased by $0.02 per share to $0.37 per share effective October 1, 2002, for an annual dividend payment of $1.48 per share.  Effective January 1, 2004, the Board of Directors increased the quarterly dividend by $0.01 per share to $0.38 per share, for an annual dividend of $1.52 per share.

Off-Balance Sheet Arrangements

Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13 (“FAS 13”), “Accounting for Leases” and

noted in Footnote 12 to these financial statements, the Company has no other off-balance sheet arrangements.  See Item 16(a) of this Form 10-K, Note 12 to Consolidated Financial Statements, “Commitments, Contingencies and Regulatory Matters,” under “Off-Balance Sheet Arrangements” for a summarization of payments for leases for a period in excess of one year for the years ended December 31, 2003 and 2002.

Operating Revenues and Energy Deliveries

Consolidated revenues and Megawatt Hours (“MWH”) delivered for the years 2003, 2002 and 2001 are as follows:

	2003		2002		2001
(Dollars in Thousands)	Dollars	MWH	Dollars	MWH	Dollars	MWH
Residential	$13,264	175,435	$12,672	169,489	$12,382	166,012
Large Commercial	4,791	165,467	4,799	166,954	4,684	160,575
Medium Commercial	5,292	106,073	5,166	103,840	5,242	107,207
Small Commercial	6,400	89,882	6,091	86,639	5,994	85,605
Other Retail	788	3,357	774	3,345	767	3,309
Total Regulated Retail	30,535	540,214	29,502	530,267	29,069	522,708
Energy Atlantic Competitive Energy Supply	6,064	114,405	6,899	148,072	15,771	375,768
Total Retail	36,599	654,619	36,401	678,339	44,840	898,476

Other Operating Revenues	1,262		1,901		2,711
Total Operating Revenues	37,861		38,302		47,551
Energy Atlantic Standard Offer Service Margin	—		5,802		2,147
Total Revenues	$37,861		$44,104		$49,698

* Due to the immateriality of elimination amounts, they have been grouped with appropriate line items.

For 2003, regulated retail sales for MPS were 540,214 MWH compared to 530,267 MWH and 522,708 MWH in 2002 and 2001, respectively.  2003 retail sales were 1.9% higher than sales in 2002 and 3.3% higher than sales in 2001.  Residential sales in 2003 were 3.5% higher than 2002 sales and 5.7% higher than 2001.  This increase is believed to be attributable to a colder than normal winter in 2003, as compared to 2002.

Sales to MPS’s large commercial customers in 2003 were 0.9% less than 2002, but 3.0% higher than 2001 sales.  Sales to MPS’s largest customer, McCain Foods, were 65,814 MWH, 0.7% less than 2002 sales of 66,301 MWH, but 12.3% higher than 2001 sales of 58,629 MWH.  Sales to food processing customers, other than McCain Foods, in 2003 were 15,858 MWH compared to 15,831 MWH in 2002 and 23,225 MWH in 2001.  The closing of Maine Frozen Foods in 2002 was the principal reason for the reduction in sales.  Sales to wood product customers in 2003 were 76,248 MWH, 1.6% less than 2002 sales of 77,495 MWH, but 4.6% more than 2001 sales of 72,922 MWH.  These customers have benefited from the historically low interest rates and the increased demand for new homes and home remodeling projects.

Sales to MPS’s medium commercial customers increased by 2,233 MWH to 106,073 MWH in 2003, as compared to 103,840 MWH in 2002, but were 1,134 MWH less than 2001 sales of 107,207 MWH.  Small commercial customer sales were 89,882 MWH, compared to sales in 2002 and 2001 of 86,639 MWH and 85,605 MWH, respectively.  The increase in sales to these two classes of customers reflects the colder than normal weather in 2003, as well as the general improvement of overall regional economic conditions, including the retail sector.

The MPUC has jurisdiction over MPS’s retail rates.  On November 1, 2003, and on October 1, 2002, MPS’s rates were increased by approximately 3% and 2% respectively.  These retail rate increases included the retail portion of previously FERC approved transmission increases.  The FERC has jurisdiction over MPS’s transmission rates, including the rates charged for wheeling revenues, as discussed below.  For more information on the regulatory orders approving the recent rate increases, see Item 3, “Legal Proceedings,” Item 3 (ii) (c) and (d) of this Form 10-K.

As more fully explained in the “Energy Atlantic Activities” section below, EA provided CES and SOS during the three-year period.  In 2001, CES sales of 375,768 MWH produced $15.8 million of revenues.  In 2000, with its arrangement with Engage Energy America, LLC (“Engage”), EA provided CES service to several large customers, principally in southern Maine.  However, these contracts expired in 2001, resulting in reduced sales and revenues for 2002 and 2003.  In addition, EA had difficulties procuring competitive energy supplies, given MPS’s conservative fiscal policies regarding risk tolerance and credit coverage.  As a result, sales in 2002 were 148,072 MWH and $6.9 million, further dropping to 2003 sales of 114,405 MWH and $6.1 million in revenues.  The SOS margin represents the net margin sales of SOS to approximately 525,000 residential and small commercial customers in Central Maine Power Company’s service territory from March 1, 2000 through February 28, 2002. As more fully explained in the “Energy Atlantic Activities” section below, EA was not the successful bidder for providing SOS after March 1, 2002, and received a final account settlement with Engage in 2002.  This final account settlement with Engage, of approximately $4.6 million, before income taxes, is reflected in the 2002 SOS margin of $5.8 million.  In 2001, the SOS margin of $2.15 million reflects a $1.8 million before-tax charge for a contract settlement with Engage.  As noted herein, EA has now ceased operations and no longer serves customers in Maine.  Its inactive status will remain under review by management, and the Company intends to maintain certain licenses in order to preserve the option of returning to the market should market conditions and other risk factors improve.

Other operating revenues in 2003 were $1,262,000 compared to $1,901,000 in 2002 and $2,711,000 in 2001.  Wheeling revenues in 2003 were $318,000 less than 2002 and $448,000 less than 2001, reflecting the reduction in use of MPS’s transmission system by on-system generators.  As more fully explained in Item 3 “Legal Proceedings,” Item 3(ii) (b) of this Form 10-K, the MPUC, in its stranded cost review, adjusted the treatment of certain customer discounts through flexible pricing adjustments, effective March 1, 2002.  As a result, the revenues recognized from flexible pricing adjustments in 2003 were $335,000 less than 2002 and $1,096,000 less than 2001.

Operating Expenses

For the three-year period 2001 to 2003, unregulated energy supply, regulated operation and maintenance expenses and unregulated operation and maintenance expenses and stranded costs are as follows:

(Dollars in Thousands)	2003	2002	2001
Unregulated Energy Supply – EA	$5,220	$5,533	$14,984
Regulated Operation and Maintenance
Transmission and Distribution	$3,114	$3,334	$3,343
Customer Service	1,452	1,635	1,452
Administrative and General	7,857	8,076	5,616
Total Regulated Operation and Maintenance	$12,423	$13,045	$10,411
Unregulated Operation and Maintenance
Holding Company Formation (MPS)	$639	$209	$—
Energy Atlantic	1,018	1,445	1,226
MAM/MAMES	696	—	—
Total Unregulated Operation & Maintenance	$2,353	$1,654	$1,226
Stranded Costs
Wheelabrator-Sherman	$8,711	$8,308	$9,003
Maine Yankee	2,661	3,008	3,170
Seabrook	1,110	1,110	1,110
Amortization of Gain from Asset Sale	(443)	(2,988)	(4,863)
Deferred Fuel and Special Discounts	(3,278)	(677)	840
Total Stranded Costs	$8,761	$8,761	$9,260

*Due to the immateriality of elimination amounts, they have been grouped with appropriate line items.

The unregulated energy supply expenses represent EA’s purchases of energy to supply their CES customers.  As more fully explained in the “Energy Atlantic Activities” section below, EA was purchasing power from Engage Energy America, LLC (“Engage”) for a two-year period that ended on February 28, 2002.  Beginning March 1, 2002, for a two-year period, EA was awarded a contract by the MPUC for 40% of the output (55,000 MWH) from the Wheelabrator-Sherman facility to be used for CES sales in northern Maine.  In addition, EA has a power supply arrangement with Duke Energy Trading & Marketing (“DETM”) to provide power to CES customers in southern and central Maine.  The reduction in purchases of energy supply from $14,984,000 in 2001 and $5,533,000 in 2002 to $5,220,000 in 2003 reflects the reduction in sales achieved by EA, as presented in the “Operating Revenues and Energy Deliveries” section above.  During 2000, the first year of deregulation in Maine, several large industrial customers purchased power from EA under one-year agreements, which expired at various times during 2001.

Transmission and distribution expenses in 2003 were $3,114,000, a reduction of $220,000 from expenses in 2002 and $229,000 from expenses in 2001.  The reduction in tree-trimming expenses due to the “in-sourcing” of vegetation management, was the primary reason for the decrease in expenses in 2003 compared to 2002 and 2001.

In 2003, customer service expense was $1,452,000 compared to $1,635,000 and $1,452,000 for 2002 and 2001, respectively.  In 2002, MPS’s charge-offs for bad debts increased by $191,000 over 2001, reflecting the bankruptcies and plant closings of several customers during 2002, while 2003 approximated 2001.  The implementation of automatic meter reading in 2003, for approximately one third of our customers, helped to further reduce customer service costs compared to expenses in 2002.

Administrative and general expenses in 2001 were $5,616,000 increasing to $8,076,000 in 2002 and $7,857,000 in 2003.  As more fully explained in the “Employee” section below, employees representing approximately 7% of the workforce participated in a voluntary early retirement program (“VERP”) in 2002.  The cost of the program was $402,000 which was charged to fourth quarter 2002 earnings.  As more fully explained in the “Legal Proceedings” section above, in early 2003 MPS filed for a rate increase.  One of the elements in the rate request was recovery of these VERP costs.  However, recovery of these costs was not approved by the MPUC when the program was instituted in 2002.  When the MPUC issued its rate orders in the fall of 2003, thereby assuring MPS of the recovery of the $402,000 in VERP costs, MPS reduced 2003 administrative and general expenses.  After adjusting for the impact of the VERP discussed above, employee benefits, principally employee and retiree medical expenses and pension expenses were $2.1 million in 2003 compared to $2.3 million in 2002 and $1.5 million in 2001.  The increases in pension expenses in 2002 and 2003 reflect the lower discount rates used to determine pension liabilities and lower returns realized in pension investments with the sluggish investment markets in 2002 and 2001.  Medical costs continue to escalate comparable to national trends.  As mentioned in the “Employee” section below, employee contributions have increased and retirees began contributing to help offset escalating costs.  In 2003, regulatory, consulting and legal expenses totaled $2.1 million compared to $1,598,000 in 2002 and $824,000 in 2001.  The dramatic increase in these expenses in 2003, and 2002 over 2001, reflect costs associated with compliance with the Sarbanes-Oxley Act of 2002; legal and rate consulting assistance in the preparation, filing and advocacy of MPS’s rate plan filed with the MPUC during the first quarter of 2003 and approved by the MPUC in the fourth quarter of 2003; legal services associated with the preparation, filing and advocacy concerning MPS’s federal Open Access Transmission Tariff (“OATT”) filed in the second quarter of 2003 with a final FERC rate order in the first quarter of 2004; the completion of transmission and distribution, as well as information systems benchmarking audits, enabling increased asset management, increased prioritization of capital expenditures, increased productivity and improved reliability; and finally, review of financial strategies and financing options.  MPS’s insurance expenses in 2003 increased by $168,000 over 2002 and were $289,000 more than 2001.  These increases have followed the national trends of increased premiums for property and casualty insurance after the terrorist attacks on September 11, 2001, and increased Directors’ and Officers’ liability insurance costs following corporate scandals at several major corporations.

Unregulated operation and maintenance expenses were $2,353,000 in 2003 compared to $1,654,000 in 2002 and $1,226,000 in 2001.  In late 2002, and for the first six months of 2003, MPS incurred expenses associated with the formation of the new holding company, MAM, of $209,000 and $639,000, respectively.  During 2003, EA’s operating expenses were $1,018,000 compared to $1,445,000 in 2002 and $1,226,000 in 2001.  Expenses in 2002 were higher due to an increase in bad debt expense, legal expenses associated with the Engage settlement and consulting fees.  During 2003, EA reduced costs with the reduction in business activity.  In July 2003, MAM began formally assessing business opportunities and potential acquisition targets.  During the last six months of 2003, MAM and MAMES collectively spent $696,000 on these activities.

Beginning on March 1, 2000, MPS began recovering stranded costs from its retail customers.  As discussed in Item 3 “Legal Proceedings” section, the MPUC reviewed MPS’s stranded costs and adjusted MPS’s recovery effective March 1, 2002.  MPS recognized stranded costs of $8,761,000 for 2003 and 2002 and $9,260,000 for 2001.

The reduction of stranded costs in 2003 and 2002 reflects the reduction in revenue requirements as discussed in Item 3 of the “Legal Proceedings” section.  The stranded costs for WS and Maine Yankee represent actual cash expenses during the year, while other costs reflect the amortization or recognition of regulatory assets and regulatory liabilities.

Operating Capital and Liquidity

The Company’s “Statements of Consolidated Cash Flows,” of the Company’s Consolidated Financial Statements as presented in Item 16(a) of this Form 10-K, reflects the Company’s liquidity and sources of operating capital.  Net income of $2.8 million for 2003 generated $3.9 million in cash flow provided by operating activities.  The change in deferred regulatory and debt issuance costs of $6.8 million, principally the deferral of additional WS stranded cost, which was partially offset by an increase in deferred income taxes of $3.6 million, and accounted for the biggest charge on cash flow compared to prior years.  Net cash flow used for financing activities totaled $2.7 million.  During 2003, $2.9 million was paid in dividends and $3.1 million was used for sinking fund payments to retire long-term debt.  The dividend payment amount reflects five quarters of dividends paid during 2003 due to timing of funding requirements.  These payments were offset by short-term borrowings of $3.35 million.  In 2003, $2.8 million of net cash flow was used for investing activities.  The Company invested $4.9 million in electric plant and an additional $527,000 in MAMES, principally its purchase of Eastcan Consultants, Inc.  During 2003, the final $2.1 million was withdrawn from the trust account for the 2000 series of tax-exempt bonds for the construction of qualifying distribution property, and $525,000 was received for the partial redemption of Maine Yankee common stock.

In 2002, net cash flows of MPS provided by operating activities were $6.9 million, while net income for the year was $6.54 million.  In 2002, $3 million of the gain from the 1999 sale of the generating assets was amortized, while regulatory assets increased by $1.9 million to reflect the rate treatment of stranded costs, which both reduced cash flows.  During 2002, MPS paid $2.2 million in dividends, retired $1.2 million of long-term debt and reduced short-term borrowings by $1.2 million, for a total of $4.6 million used for financing activities.  In 2002, $5.9 million was invested in electric plant with $3.7 million withdrawn from the trust account for the tax-exempt bonds.  In addition, MPS received approximately $375,000 for the partial redemption of its Maine Yankee common stock.  As of December 31, 2002, approximately $2.1 million remained in the tax-exempt trust fund to be used for the construction of qualifying property through October 2003.

Net cash flows provided by operating activities were $10.1 million in 2001.  Net income for the year was $5.24 million.  The collection of accounts receivable, principally the collection by EA of the SOS service receivable from the escrow agent, accounted for most of the increase in cash flows from operating activities.  In 2001, MPS paid $2.1 million in dividends while reducing short-term borrowings and long-term debt by $2 million.  During 2001, MPS received $1.05 million from a settlement with CMP concerning the 1999 sale of Wyman Unit No. 4, as well as $0.5 million for a partial stock redemption from Maine Yankee.  As mentioned above, MPS has available proceeds from the issuance of tax-exempt bonds in 2000.  During 2001, $2.0 million was withdrawn from the trust account for the construction of qualifying distribution property.  As of December 31, 2001, approximately $5.7 million remained in the tax-exempt bond trust fund to be used for the construction of qualifying property.  In 2001, $4.7 million was spent for electric plant.

For additional information regarding construction expenditures for 2001 to 2003 and anticipated construction expenditures for 2004, see Items 16(a) of this Form 10-K, Note 12 of Notes to Consolidated Financial Statements, “Commitments, Contingencies and Regulatory Matters — Construction Program.”

To satisfy working capital requirements, MPS uses short-term borrowings from its revolving credit agreement of $6 million.  The agreement is secured by $6 million of first mortgage bonds and its due date has been extended to June 6, 2004.  In addition, on October 1, 2003, MPS executed an additional $3 million line of credit with the Bank of New York.  This new facility is unsecured and will expire on March 29, 2004.  MPS is currently seeking extensions of these facilities and management believes this effort will be successful.  Interest rates on this new facility are comparable to the rates on the existing revolving credit agreement.  The additional facility provides an additional source of short-term borrowings in the event required borrowings exceed the existing revolving credit agreement.  At the end of 2003, MPS had $6.2 million of short-term debt compared to $2.8 million and $3.95 million at the end of 2002 and 2001, respectively.  This short-term debt increase is a result of the long-term repayments described above.  During 2001 to 2003, the interest rates on these short-term borrowings were below the existing prime rate.  For additional information on the short-term credit facility, see Item 16(a) of this Form 10-K, Note 6 of the Notes to Consolidated Financial Statements, “Short-Term Credit Arrangements.”  Based on current projections for 2004, the Company estimates that operating cash flows and short-term borrowings via available credit facilities will be sufficient to cover MPS’s other sinking fund payments, construction activities, and other financial obligations.

Capital Resources

The Company has the ability to raise capital through the issuance of common and preferred stock, as approved by the stockholders at the May 30, 2003, Annual Meeting.  The Company is authorized to issue up to 5,000,000 shares of common stock.  In addition, the Company’s Articles of Incorporation authorize the issuance of 500,000 shares of preferred stock with the par value of $0.01 per share.  MPS can also issue $2.5 million of first mortgage bonds and $14.3 million of second mortgage bonds without bondable property additions.

With the sale of the generating assets and the use of sale proceeds to redeem debt, MPS’s long-term debt has decreased.  On January 1, 1999, MPS had $47.2 million of long-term debt compared to $30.68 million at the end of 2003.  MPS’s long-term debt currently consists of two series of tax-exempt bonds issued on behalf of MPS by the Maine Public Utility Financing Bank (“MPUFB”) totaling $22.6 million, and a series of bonds issued by FAME of $8.08 million, which provided MPS with the funds necessary for the up-front payment to restructure the WS PPA, as mentioned above.

The MPUFB has issued its tax-exempt bonds on behalf of MPS for the construction of qualifying distribution property.  Originally issued for $15 million and reduced with generating asset sale proceeds, the 1996 Refunding Series had $13.6 million outstanding at December 31, 2003 and is due in 2021.  On October 19, 2000, the 2000 Series of bonds was issued in the amount of $9 million, with these bonds due in 2025.  The proceeds of the 2000 Series were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property. For both tax-exempt bond series, a long-term note was issued under a loan agreement between MPS and the MPUFB, with MPS agreeing to make payments to the MPUFB for the principal and interest on the bonds.  Concurrently, pursuant to a letter of credit and reimbursement agreement, the Bank of New York has separately issued its direct pay letter of credit (“LOC”) for the benefit of the holders of each series of bonds.  Both LOC’s are due to expire in June 2004.  Management is currently seeking an extension of this facility and believes the effort will be successful.  To secure MPS’s obligations under the letter of credit and reimbursement agreement for the 1996 Refunding Series, MPS issued second mortgage bonds in the amount of $14.4 million in June 2002.  For the 2000 series, MPS issued first and second mortgage bonds, in the amounts of $5 million and $4.525 million, respectively, to secure MPS’s obligation under the letter of credit and reimbursement agreement for this series.  For both series, MPS has the option of selecting weekly, monthly, annual or term interest rate periods.  For both series, MPS has continued to use the weekly interest rate period.  Since issuance, the average of these weekly rates was 2.99% and 1.97% for the 1996 Refunding Series and the 2000 Series, respectively.  As more fully explained in the “Legal Proceedings” section of this Form 10-K, in September 2003, MPS executed an interest rate swap agreement with Fleet National Bank for the remaining terms of the issues with an effective fixed rate of 4.57% for the 1996 series and 4.68% for the 2000 series.  By its rate order in Docket No. 2003-85, the MPUC approved the execution of the agreements and allowed recovery of the additional interest costs.

On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (MPS) (the “Notes”) on behalf of MPS.  The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (“the Trustee”), for the purpose of:  (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs.  The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee.  MPS issued $4 million of its first mortgage bonds and the MPUC also approved the execution of an interest rate swap agreement with Fleet National Bank for the remaining term of the issue with an effective fixed rate of 2.79%.

In accordance with rate stipulations approved by the MPUC, for ratemaking purposes, MPS is required to maintain a capital structure not to include more than 51% common equity for the determination of delivery rates.

In the order approving the reorganization of MPS and the formation of the new holding company, Maine & Maritimes Corporation, parties stipulated to several conditions.  The following relate to the availability of capital resources for MAM via its relationship with MPS:

•                  MPS will not make any loan to, or guarantee or assume any obligation of, MAM or any of its affiliates without prior MPUC approval.

•                  The MPUC will not place additional restrictions, in advance, on the dividend policy of MPS.  The Board of Directors of MPS will continue to set dividend policy for MPS with due regard for the financial performance, needs and health of MPS and the maintenance of a safe, efficient and reasonable capital structure.  Commencing on July 1, 2003, if at any time MPS’s common dividend payout ratio (dividends per share divided by earnings per share) exceeds 1.0 (i.e. 100%) on a two-year rolling average basis, MPS will notify the MPUC in writing within thirty (30) days of the end of the calendar quarter (assuming a dividend is paid July 1, 2003, the initial two year period shall be April 1, 2001 through March 31, 2003.)  The required notification should explain the circumstances (extraordinary or not) of this event and the financial condition of MPS.  Moreover, the MPUC reserved the right in the future, should financial circumstances warrant, to impose limitations on the dividend policy of MPS.

•                  Securities issuances by MPS will be done independently of MAM and subject to such MPUC approvals as required.  The proceeds of any securities issued by MPS will be used exclusively by MPS for its business.

•                  MAM’s total non-utility investment, excluding accumulated unregulated retained earnings, will not exceed fifty million dollars (US$50,000,000) and such amount will exclude retained earnings from EA, provided that MPS may at any time seek an enlargement of this limitation for good cause shown.

•                  Without prior MPUC approval, MAM will not sell, pledge or otherwise transfer any common stock of MPS.

•                  To protect and maintain the financial integrity of the regulated utility, MPS and MAM agreed to maintain the common equity ratio of MPS at a level of not less than forty eight percent (48%) of the total capital at all times, provided that the MPUC may establish, for good cause shown, a lower ratio in connection with its authorization of a future debt issuance proposed by MPS.  Total capital is defined as the sum of the following components:  common equity, preferred equity, long-term debt, current maturities long-term debt (“CMLTD”), long-term capital leases, current maturities long-term capital leases, and short-term debt.

Energy Atlantic Activities

EA’s net loss for 2003 was $116,000 compared to net income of $3,444,000 and $897,000 for 2002 and 2001, respectively.  EA’s loss in 2003 reflects the gradual termination of service as contracts expire in northern Maine.  The current standard offer pricing in Maine, the lack of wholesale choices and liquidity within northern Maine, and the increased credit requirements associated with acquiring wholesale electricity supply have hampered EA in competing for sales.  The Company maintains a conservative risk management philosophy and has limited the transactions that EA can undertake as a buyer or seller in order to limit and mitigate potential transaction risk exposures.  EA earnings for 2002 and 2001 were impacted by settlements with its energy provider.

Energy Atlantic’s historical energy sales can be classified into two general categories:  Standard Offer Service (“SOS”) in CMP’s service territory which expired February 28, 2002, and Competitive Energy Supply (“CES”) sales to individual retail customers within the state of Maine.  Effective February 27, 2004, EA no longer serves CES or SOS retail customers and has discontinued service.  Originally, EA obtained power for the sales in CMP’s territory under an exclusive wholesale power sales agreement with Engage Energy America, LLC.

During the third quarter 2002, EA and Engage concluded their business relationship pursuant to the terms of their agreement.  Following completion of the final scheduled audit, the final escrow disbursements were made to EA and Engage on September 30, 2002.  As a result of the final account settlement, EA recognized the $4.8 million of additional standard offer service SOS revenue during the third quarter of 2002 with an after-tax impact of $2.9 million, or $1.84 per share.

EA previously entered into a contract for 40% of the output of the WS energy facility for the two years beginning March 1, 2002 and expiring on February 29, 2004.  The output from this take-or-pay contract amounted to approximately 55,000 MWH annually and was being used to provide electricity for additional CES sales within MPS’s service territory.  This contract was a take-or-pay contract, which carried more counterparty risk than others entered into by EA.  To mitigate this risk, EA entered into a contract with NB Power, whereby NB Power committed to buy WS output in excess of load requirements in the MPS service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which was intended to reflect NB Power’s avoided cost, subject to a floor and ceiling.  All output was sold to CES customers, therefore limiting the risk that energy would be sold to NB Power.  In addition, NB Power committed to sell electricity to EA when load exceeded WS output at a fixed on and off-peak rate.

In addition, EA had a power supply relationship with Duke Energy Trading and Marketing (“DETM”) for electricity in CMP’s service area.  In connection with this relationship, and certain transactions between EA and DETM, MPS provided a contractual guarantee on behalf of EA in an aggregate amount of one million dollars ($1,000,000).  This guarantee was related specifically to the delivery and/or receipt of electric power between EA and DETM.  This guarantee was renewed in September of 2002 for an additional year.  Effective March 21, 2003, DETM agreed to waive this credit requirement in lieu of EA’s commitment to maintain a $1 million ($1,000,000) minimum bank account balance.  On January 27, 2004, EA notified DETM in writing of the impending expiration of the Master Service Agreement between EA and DETM on March 1, 2004.  This correspondence was to notify DETM of EA’s expiration of its commitment to maintain a $1 million ($1,000,000) minimum account balance as credit coverage.

The following illustrates the types of risk EA was exposed to in connection with the contracts for supply and sales:

•                  Counterparty risk including the possibility of the other parties’ failure to fulfill their contractual obligations to EA such as:

a)              Deliverability risk, referring to EA not being able to serve contracted load due to the supplier’s failure to provide energy.

b)             Transmission risk, indicating EA’s reliance on utilities, such as the Company, Central Maine Power and Bangor Hydro-Electric, to physically transport energy to EA’s customers.

c)              Credit risk exposure, depending on EA’s customers’ ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

•                  Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market.  This would have occurred (1) if energy had not been available from WS, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied or (2) if the existing customer load deteriorated and NB Power could not buy the excess power from WS, as contracted.

•                  Forecasting risk exposure includes possible inaccuracy in the estimation of energy supply requirements.  One of EA’s suppliers required a 24-month forecast of load for each commitment to a 1 MW block of energy.  Although there was no penalty for not using all of the energy, EA could have been assessed a penalty for using more than the amount contracted.

•                  Market-based cost risk is exposure to transactions tied to market indexes, such as the arrangement to sell excess WS power to NB Power at a current market-indexed rate.

With the expiration of the SOS arrangement in CMP’s service territory, EA has been adversely impacted by the decrease in revenues and correspondingly, earnings.  In 2002, EA realized SOS margin in CMP’s service territory of approximately $5.8 million, which included the final account settlement discussed above.  EA had no SOS activity in 2003.  On February 24, 2003, EA announced its intent to withdraw from the northern Maine market due to the lack of profitability in that market, the lack of price differentiated electric products within the Maritimes and Northern Maine Independent System Administrator markets, and the overall illiquidity of the wholesale power market, as well as other risk factors.  EA continued to serve its existing contracts in northern Maine through their expiration on February 27, 2004.  CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

EA’s decision to withdraw from the northern Maine market not only minimized its risk profile, but EA believed this action would substantially relieve any underlying concerns that could exist in connection with the issue of employee sharing and EA’s energy marketing activities within MPS’s service territory.  On February 21, 2003 MPS filed with the MPUC an “Application for Exemption of Chapter 304” to exempt the Company and EA from certain management restrictions that have arisen due to this aspect of the corporate relationship.  (MPUC Docket No. 2003-122).  The proceeding is discussed above in Item 3, “Legal Proceedings” Item 3(iii)(d).  In connection with its announced intent to withdraw from the retail electricity markets in northern Maine, EA ceased all of its energy marketing activities in MPS’s service territory as well as the balance of the State, effective March 1, 2003.  Currently, EA is an inactive subsidiary and management has ceased all active retail CES activity on behalf of EA within the State of Maine until market conditions, the availability of supply, the mandate for stringent credit requirements and risk environment improve.  Management will continue to monitor both U.S. and Canadian deregulated markets to determine the appropriate timing for possible re-entry into the deregulated retail market.

Reorganization Into Holding Company

On October 4, 2002, MPS’s Board of Directors authorized MPS to reorganize into a holding company structure.  As a result, MPS became a wholly-owned subsidiary of MAM, the new holding company.  Me&NB, remained a subsidiary of MPS, and will remain so until all obligations have terminated, at which time it is proposed the subsidiary may be dissolved.  The ownership of EA was also transferred to the holding company, MAM.  To achieve this corporate structure, stock in MPS was exchanged for stock in the new holding company through a “reverse triangular merger.”  MPS undertook the reorganization in order to maintain its focus on its core regulated business, while at the same time positioning MAM for more diversified growth.

The reorganization required the approval of the MPUC, acceptance of the S-4A registration by the U.S. Securities and Exchange Commission, an application under the Public Utilities Holding Company Act, and approval from the FERC under the Federal Power Act.  Among the first steps authorized by the Board was the filing of a petition for MPUC approval on October 31, 2002, and the preparation and filing of documents necessary for other state and federal regulatory approvals.  Certain other regulatory and non-regulatory consents were also obtained in connection with MPS’s outstanding indebtedness.

Following the regulatory approval, application and registration process, MPS requested shareholder approval for the reorganization.  Prior to MPS’s Annual Shareholder Meeting, specific details concerning the holding company were provided to shareholders.  Investor tours and a web cast were held prior to the 2003 Annual Shareholders Meeting to detail plans and answer specific shareholder questions.

Subsequent to its filing, MPS received and responded to several requests for information from the MPUC and the Office of Public Advocate, an intervenor in the proceeding, and met on several occasions with interested parties.  The parties settled all issues in the proceeding, and entered a signed Stipulation formally approved by the MPUC on

March 26, 2003.  The text of the MPUC Order, Docket No. 2002-676 may be viewed as Exhibit 99(ao) of this Form 10-K such information is incorporated in this section by this reference.  MPS also filed, on March 11, 2003, a Form S-4 Registration Statement with the Securities and Exchange Commission for “Maine & Maritimes Corporation” the entity designated as “HoldCo” in this disclosure.  The reorganization became effective June 30, 2003.

At MPS’s Annual Meeting of Shareholders, held on May 30, 2003, shareholders of MPS voted to approve its plan to create a holding company structure, under MAM.  Of the shares eligible to vote, 57.07% voted “For” the holding company proposal, 10.19% voted “Against,” and 32.74% abstained or were “broker no votes.”  The reorganization was completed by July 1, 2003.  No change in beneficial ownership resulted from the reorganization, which is described in more detail in the Form S-4/A of MAM filed with the Commission on April 15, 2003 and is incorporated in this section by this reference.  The filing is reviewable on the SEC’s website at “http://www.sec.gov/edgar” or on the MAM Investor Relations page at http://www.maineandmaritimes.com/ corporate/1373T04_CP.PDF.

Under the new holding company corporate structure, MPS became a separate subsidiary of MAM.  EA, previously MPS’s unregulated competitive electricity supply company also became a direct subsidiary of, MAM.  Me&NB, which is an inactive Canadian company, remained a direct subsidiary of MPS.

Following the July 1, 2003 completion of the reorganization, shares of MPS common stock were converted on the books (with no exchange of certificates) into the same number of shares of common stock of MAM.  The MAM common stock shares are currently traded on the AMEX under the ticker symbol “MAM.”

Employees

At the end of 2003, the Company and its subsidiaries had the following full-time employees:

	Employees
	2003	2002

Maine & Maritimes Corporation	7	0
Maine Public Service Company	126	146
Energy Atlantic, LLC	5	9
Maine & New Brunswick Electrical Power Company, Ltd	0	0
Maricor Ltd	15	0
Maine & Maritimes Energy Services Company, dba The Maricor Group	5	0

Total	158	155

Since the generating asset sale on June 8, 1999, MPS’s Canadian subsidiary, Me&NB has had no employees.  The Company’s consolidated payroll costs were $7.1 million for 2003 and $7.3 million for 2002.

Local 1837 of the International Brotherhood of Electrical Workers ratified a three-year contract with MPS, effective October 1, 2002.  The agreement included wage increases of 3.25%, 3.35% and 3.5% over the three-year period of the contract.

In November 2002, a Voluntary Early Retirement Program (“VERP”) was offered to employees age fifty-nine and over, with sixteen years or more years of service.  Of the thirteen employees eligible for the program, ten accepted the program and retired effective January 1, 2003.  In an effort to control medical insurance costs, employee contributions increased by approximately 45%, effective January 1, 2003, and plan deductibles were increased.  In addition, all retirees began contributing toward retiree medical coverage.

Maine Yankee

MPS owns 5% of the common stock of Maine Yankee, which operated an 860 MW nuclear power plant (the “Plant”) in Wiscasset, Maine.  On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which MPS’s 5% share would be approximately $46.5 million.  On nine different occasions dating back to December 1998, Maine Yankee has updated its estimate of decommissioning costs based on the Settlement.  Legislation enacted in Maine in 1997 called for restructuring the electric utility industry and provided for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies.  Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, MPS believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2003, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $17.8 million, which reflects MPS’s 5% share of Maine Yankee’s September 2003 revised estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

The MPUC, on January 27, 2002, approved a Stipulation providing for the recovery of stranded investment, for a two-year period from March 1, 2002 until February 29, 2004, which includes MPS’s share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs, and the remaining Maine Yankee investment.

As of December 31, 2003, deferred fuel of $20.5 million is reflected as a regulatory asset, which includes the Maine Yankee replacement power costs, as well as deferred WS fuel costs.

In accordance with its 1999 FERC rate case settlement, on October 21, 2003, Maine Yankee filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004.  The filing contained a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation (“ISFSI”). In the filing, Maine Yankee also requested a change in its billing formula and an increase in the level of collection for certain post-retirement benefits.  To meet these needs, Maine Yankee proposed to collect an additional $3.77 million per year over current decommissioning collection levels through October 2008, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect from November 2008 through October 2010, the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction.  On December 19, 2003, the FERC issued an order accepting the new rates effective January 1, 2004, subject to refund pending a hearing.  Maine Yankee believes it is entitled to recover the costs underlying the proposed new rates, but cannot predict the outcome of the rate proceeding.

As previously reported, in May 2000, Maine Yankee terminated its decommissioning operations contract with Stone & Webster Engineering Corp. (“Stone & Webster”) pursuant to the terms of the contract.  Stone & Webster disputed Maine Yankee’s grounds for the termination.  In June 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (see Part 1, Item 3, “Legal Proceedings,” Item 3(iii)(e)).  Since the contract termination, Maine Yankee has managed the decommissioning project itself.

In December 2001, Maine Yankee and Federal Insurance Company (“Federal”) entered into a settlement agreement resolving litigation between the parties, pursuant to which Federal paid Maine Yankee $44 million.  That amount represented full payment under the performance bond provided by Federal, plus an additional amount under its payment bond reflecting certain payments previously made by Maine Yankee to subcontractors and suppliers who had not been fully paid by Stone & Webster.  Maine Yankee deposited the payment in its decommissioning trust fund to offset past and future expenses resulting from the failures of Stone & Webster.

In addition, Maine Yankee continued to pursue its claim for damages that was originally filed against Stone & Webster and its then parent corporations in August 2000, in the Bankruptcy Court in Delaware.  After recognizing the payment from Federal, Maine Yankee asserted a right to recover an additional $21 million in that court from the bankruptcy estates.  After extensive interim proceedings and negotiations, in the third quarter of 2003, the major parties agreed to a joint plan of reorganization under which Maine Yankee would have an allowed claim of $20.3 million against the principal bankrupt estate, subject to certain contingencies.  Under the plan, Maine Yankee would also have a first lien on any distributions from a related bankrupt estate in the proceeding on any amount needed to increase its actual cash recovery to $18.5 million.  On January 13, 2004, Maine Yankee received an initial distribution of $8.4 million, which it deposited in its decommissioning trust fund.  The amount of cash that Maine Yankee will actually recover on the balance of its claim remains contingent on a number of factors beyond Maine Yankee’s control that affect the amount of bankrupt estate assets ultimately available to pay the claim.  Maine Yankee has settled its litigation claims against Stone & Webster’s bankruptcy estate and Envirocare in connection with Stone & Webster’s bankruptcy proceeding (see Part 1, Item 3, “Legal Proceedings,” Item 3(iii)(e)).

Federal legislation enacted in 1987 directed the Department of Energy (“DOE”) to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) repository at Yucca Mountain, Nevada. The project has encountered delays, and the DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998.

In accordance with the process set forth in the legislation, in February 2002, the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to Congress. As provided in the statutory procedure, the state of Nevada formally objected to the site in April 2002, and in July 2002, Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission (“NRC”), upon application of the DOE, and after a public adjudicatory hearing, as well as a second NRC approval after completion of construction to operate the facility. Maine Yankee cannot predict the timing or results of those proceedings.

In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit confirmed the obligation of the DOE under the Nuclear Waste Policy Act of 1982 to take responsibility for spent nuclear fuel from commercial reactors in January 1998. After an unsuccessful effort by Maine Yankee in the same court to compel the DOE to take Maine Yankee’s spent fuel, in June 1998, Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE’s default. In November 1998, the Court granted summary judgment in favor of Maine Yankee, ruling the DOE had violated its contractual obligations, but leaving the amount of damages incurred by Maine Yankee for later determination by the Court.  Since then the parties have been engaged in extensive discovery and resolution of pre-trial issues in the damages phase of the proceeding.  On June 26, 2003, the Court denied three motions for summary judgment filed by the DOE and indicated in its order that final pretrial submissions were to be due at the end of September 2003, with a trial to follow shortly thereafter.  However, at the end of September, the DOE requested an extension of time to complete its discovery, which was later granted, extending the discovery period to February 12, 2004.  Maine Yankee is pursuing its claim for determination of damages vigorously, but cannot predict the outcome or timing of the determination.

At the same time, as an interim measure until the DOE meets its contractual obligation to dispose of Maine Yankee’s spent fuel at Yucca Mountain or elsewhere, Maine Yankee constructed an ISFSI, utilizing dry-cask storage, on the Plant site and has completed the process of transferring the spent fuel from the spent-fuel pool to the individual casks and the casks to the ISFSI.  Maine Yankee’s total cost of maintaining the ISFSI will be substantially affected by heightened security costs and by the length of time it is required to operate the ISFSI before the DOE honors its contractual obligation to take the fuel from the site.  Maine Yankee’s current decommissioning costs estimate is based on an assumption that its operation of the ISFSI will end in 2023, but the actual period of operation and cost may vary.

On January 15, 2003, Maine Yankee notified NAC International (“NAC”), the contractor responsible for providing for the fabrication of the spent-fuel casks and transferring the fuel to the casks and the casks to the ISFSI, that Maine Yankee was terminating its contract with NAC pursuant to the terms of the contract. NAC had been experiencing financial difficulties and had requested relief from the terms of the contract. Maine Yankee believes that NAC had also failed to perform its contractual obligations in accordance with the terms of the contract and provide adequate assurance of its ability to do so in the future. NAC disputed Maine Yankee’s basis for terminating the contract and served Maine Yankee with a demand to arbitrate the dispute and a request for damages.  Maine Yankee, in turn, filed suit in the U.S. District Court for the District of Maine against NAC, its bonding company, and its parent guarantor, wherein Maine Yankee sought, among other things, damages due to NAC’s failure to perform.  Maine Yankee also entered into contracts with the major subcontractors and resumed the transfer of fuel to the ISFSI under its own management.

In April 2003, after extensive negotiations, the parties entered into a comprehensive settlement agreement resolving all the disputed issues and providing for Maine Yankee to replace NAC in managing the completion of the fuel-transfer work.  The settlement included a payment for $10.4 million to Maine Yankee to compensate Maine Yankee for higher costs incurred or to be incurred as a result of NAC’s failure to perform its contractual obligations.  The payment was reflected in Maine Yankee’s second quarter 2003 results.  Although the NAC dispute contributed to a slowdown in the progress of the fuel transfer work in the first quarter of 2003, since then Maine Yankee has implemented additional efficiencies and the pace of work has improved to a point where it has been consistently exceeding the pre-2003 pace.  The transfer of spent fuel to the ISFSI was completed in the first quarter of 2004.

The Federal Low-Level Radioactive Waste Policy Amendments Act, enacted in 1986, required states, either alone or in multi-state compacts, to provide for the disposal of low-level radioactive waste generated within their borders.  The states of Maine, Texas and Vermont entered into a compact for the disposal of low-level waste over a 30 year period at a then-planned facility in west Texas.

The terms of the compact provided that the state of Maine would contribute $25 million, payable (1) in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility, or (2) alternatively, if agreed by the three states, in accordance with the schedule for repayment of bonds issued for the development or operation of the facility.  By statute, those costs were to be initially assessed against Maine Yankee, as the operator of a nuclear power plant in Maine.  As required by the 1986 Act, the United States Congress ratified the compact in September 1998.  However, in October 1998, the Texas Natural Resource Conservation Commission denied a permit for the proposed west Texas site, and efforts to site such a facility in Texas were suspended.  Maine Yankee is shipping its low-level waste to other facilities licensed to accept such material.

At its 2002 session, the Maine legislature enacted legislation providing for the withdrawal of the state of Maine from the Texas compact pursuant to the terms of the compact.  The legislation cited the 1997 closure of the Maine Yankee plant and the inability of the state of Texas to cause a disposal facility to be built in a timely manner under the compact as the reasons for initiating the withdrawal process.  However, in its 2003 session, the Texas legislature enacted a bill that reactivated the process of siting a disposal facility in Texas and provides for Texas to seek payment from Maine of $12.5 million under the compact.  By letter dated September 10, 2003, the Attorney General of Texas requested payment of $12.5 million from the state of Maine, to which the state of Maine responded by denying liability.  Maine Yankee believes that withdrawal from the compact by the state of Maine is legally justified, but cannot predict the results of the Texas legislation on the state of Maine or Maine Yankee or of any attempt by any party to challenge the state of Maine’s withdrawal from the compact or to assess Maine Yankee for any payments under the compact.

On February 28, 2003, the Nuclear Regulatory Commission approved Maine Yankee’s License Termination Plan (“LTP”).  The LTP was approved without any unexpected conditions.  In accordance with the plan accepted by the SEC, Maine Yankee has started the redemption of its common stock periodically through 2008.

New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”). Statement 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability.  The Company’s adoption of Statement 143 as of January 1, 2003 did not have a material effect on its financial position or results of operations. There was no effect on net income.  Statement 143 provides that if the requirements of Statement 71 are met, a regulatory liability should be recognized for the difference between removal costs collected in rates and actual costs incurred. As of December 31, 2003, and 2002 accrued removal obligations totaling approximately $4.0 million and $3.8 million, respectively, which had previously been embedded within accumulated depreciation were reclassified as a regulatory liability.

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”).  FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity.  This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires additional related disclosures. Certain disclosure provisions of FIN 46R apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions, with the exception of interest in special purpose entities, apply at the end of the first fiscal year or interim period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Application for interest in special purpose entities is required for periods after December 15, 2003.  The adoption of the required provisions of FIN 46R as of December 31, 2003 did not have a material impact on the consolidated financial statements.  The adoption of the remaining provisions of FIN 46R is not expected to have a material impact on the consolidated financial statements.

On April 30, 2003, the FASB issued Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).  FAS 149 amends FAS 133 to reflect decisions that were made:  as part of the process undertaken by the Derivatives Implementation Group (“DIG”), which necessitated amending FAS 133; in connection with other projects dealing with financial instruments; and regarding implementation issues related to the application of the definition of a derivative.  FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  FAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

On May 15, 2003, the FASB issued Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”).  FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  FAS 150 affects an entity’s classification of the following freestanding instruments: mandatorily redeemable instruments; financial instruments to repurchase an entity’s own equity instruments; financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments.  FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have a material impact on the Company.

Regulatory Proceedings

For regulatory proceedings, see Part I, Item 3, “Legal Proceedings,” which is incorporated in this section by this reference.

PART II

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk

(a)                    The Company had material interest rate risk until MPS fixed interest rates on three variable rate debt issues on September 9, 2003 with a derivative interest rate swap transaction.  As discussed in previous Form 8-K and 10-Q quarterly filings, MPS had partially mitigated its risk by purchasing a 6% interest rate cap on its two tax-exempt bonds, the 1996 Series and the 2000 Series, issued on MPS’s behalf by the Maine Public Utility Financing Bank.  The interest rate cap on the 1996 and 2000 Series expired in November 2003.  MPS also purchased a 7% interest rate cap, which expires in 2008, for MPS’s Taxable Electric Rate Stabilization Revenue Notes issued in 1998 on its behalf by the Finance Authority of Maine (“FAME”).  Further discussion on these debt issues and the associated interest rate caps is contained in Item 16(a) of this Form 10-K, Note 8 to the Consolidated Financial Statements, “Long-Term Debt,” and is hereby incorporated by this reference.  Upon execution of the interest rate swaps on September 9, 2003, MPS effectively fixed through maturity the rates on the 1996 Series due in 2021 and the 2000 Series due in 2025 at 4.57% and 4.68%, respectively.  The rate on the 1998 Notes due in 2008 was also fixed at 2.79% through maturity.  As of December 31, 2003, the 1996 and 2000 Series and the 1998 FAME Notes had outstanding balances of $13.9 million, $9.0 million and $8.08 million, respectively.  The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing.  Although incurring no up-front cost to execute the swaps, MPS is currently incurring increased interest expenses.  However, Management believes that the fixing of interest rates over the terms of the debt will serve to protect both shareholders and consumers from what it believes to be inevitable upward variable interest rate pressures.  See Item 16(a) of this Form 10-K, Note 7 to the Consolidated Financial Statements, “Accumulated Other Comprehensive Income (Loss),” which is hereby incorporated by this reference, for a discussion on the impact on MPS’s financial statements and further description of the interest rate swaps.

(b)                   The Company’s unregulated marketing subsidiary, EA was previously engaged in retail and wholesale energy transactions for purposes other than trading.  This activity exposed EA to a number of risks such as market liquidity, deliverability and credit risk.  Prior to withdrawing from retail marketing activities EA sought to assure that risks were identified, evaluated and actively managed.  These risks are summarized above under the section “Energy Atlantic Activities.”

Item 8.   Financial Statements and Supplementary Data

(a)                    The following financial statements and supplementary data are included in Item 16(a), the Company’s Consolidated Financial Statements, and are incorporated herein by this reference:

Item 9.   Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information with regard to the Directors of the registrant is set forth in the proxy statement of the registrant relating to its 2004 Annual Meeting of Stockholders, which information is incorporated herein by this reference.  Certain information regarding executive officers is set forth below and also in the proxy statement of the registrant relating to the 2004 Annual Meeting of Stockholders, under “Compliance with Section 16(a) of the Securities and Exchange Act of 1934,” which information is incorporated by this reference.

Executive Officers

The executive officers of the registrant are as follows:

Name		Age	Office Continuously Held Since

J. Nicholas Bayne	President and Chief Executive Officer	50	9/01/02

Kurt A. Tornquist	Senior Vice President and Chief Financial Officer, Treasurer	44	7/11/03

Larry E. LaPlante	Vice President, Chief Accounting Officer, Controller, Clerk, Assistant Treasurer and Assistant Secretary	52	7/11/03

John P. Havrilla	Vice President, Business Development And Unregulated Businesses	45	11/15/02

Scott L. Sells	General Counsel, Secretary and Assistant Clerk	46	7/11/03

James Nicholas Bayne was elected to the position of President and Chief Executive Officer of MPS effective September 1, 2002.  He joined MPS as President-Elect on March 18, 2002, and became President on May 15, 2002.  Prior to joining MPS, Mr. Bayne served as an executive consultant to the energy, utilities and energy-software industries.  During 2001, he served as the Chief Executive Officer and as a member of the board of directors for Aspect, LP, a Houston, Texas-based energy risk management and FASB 133 ASP software firm, wholly-owned by Koch Ventures/Koch Industries.  From 2000 to 2001, he served as Senior Vice President for Strategic Advisory Services for Energy E-Comm.com, providing consulting services to the energy and utilities industries.  From 1997 to 2000 he served as a member of executive management and as a member of the board of directors of DukeSolutions, Inc., Duke Energy’s unregulated retail energy services company, serving as Senior Vice President for Energy Sales and Operations.  Prior to joining DukeSolutions, Mr. Bayne served as a member of executive management and Vice President of Marketing, Economic Development and Participant Services for MEAG Power, the nation’s largest electric generation and transmission joint action agency headquartered in Atlanta, Georgia.  He also served as a member of management of Carolina Power & Light Company in Raleigh, North Carolina and began his electric utility career with Central Electric Power Cooperative, Inc. in Columbia, South Carolina.

Kurt A. Tornquist was elected to the position of Senior Vice President and Chief Financial Officer, Treasurer, effective July 11, 2003.  He has been an employee of the Company since July 1, 1992, joining MPS as Assistant Controller.  On June 1, 1994, Mr. Tornquist was appointed Controller and Assistant Treasurer.  On September 2, 2002, Mr. Tornquist was appointed to the position of Vice President, Corporate Performance and Development.  Prior to joining MPS, Mr. Tornquist held the position of Manager of Financial Accounting for a major international paper corporation.  Mr. Tornquist is a graduate of the University of Maine and of Wharton’s Advanced Management Program and is a Certified Public Accountant.

Larry E. LaPlante was elected to the position of Vice President, Chief Accounting Officer, Controller, Clerk, Assistant Treasurer and Assistant Secretary effective July 11, 2003.  On June 1, 1999, Mr. LaPlante was elected to the position of Vice President, Treasurer and Chief Financial Officer and on February 15, 2002, appointed Secretary and Clerk of the Company.  He has been an employee of the Company since November 4, 1983, starting as Controller.  In May 1984, he was also appointed Assistant Secretary and Assistant Treasurer until his election as Vice President, Finance, Administration and Treasurer.  Mr. LaPlante is a graduate of the University of Maine and a Certified Public Accountant.  Prior to joining the Company, Mr. LaPlante spent ten years in public accounting.

John P. Havrilla was elected to the position of Vice President, Business Development and Unregulated Businesses, effective November 15, 2002.  Mr. Havrilla also holds the position of Chief Operating Officer of The Maricor Group, the company’s unregulated subsidiary, as well as Chief Operating Officer of Maricor Ltd, The Maricor Group’s unregulated Canadian subsidiary.  Mr. Havrilla has over twenty-three years of regulated and unregulated energy experience having served as Vice President of Strategic and Financial Systems for Duke Energy’s unregulated retail energy services company.  Prior to joining Duke Power (ultimately Duke Energy) in their mergers and acquisitions area, he spent sixteen years in positions of increasing responsibility with New York State Electric & Gas (NYSEG).  During his career he has led the successful acquisition and integration of nine U.S. and Canadian firms.  He is a professional engineer licensed in the states of Maine and New York and graduated from Pennsylvania State University with a B.S. degree in electrical engineering technology.

Scott L. Sells, Esquire, of the law firm of Curtis Thaxter Stevens Broder & Micoleau, LLC, was elected to the position of General Counsel, Secretary and Assistant Clerk on July 11, 2003.  On July 12, 2002 Mr. Sells was elected as General Counsel.  Mr. Sells has been with Curtis Thaxter for three years, and has been a member for the entire period.  Mr. Sells entered the practice of law in 1991 as Assistant Attorney General for the state of Colorado.  He then entered private practice, where his practice emphasized energy, environmental and utility matters.  Mr. Sells then joined Duke Energy Corporation, in 1998, as Assistant General Counsel.  Prior to practicing law, Mr. Sells served as a geophysicist with Mobil Oil Corporation and the Amoco Production Company, where he was involved in both domestic and international oil and gas exploration and development projects.  Mr. Sells received a Bachelor of Science degree in Geology from the University of Rhode Island and received a Juris Doctorate degree and a Master’s in Business Administration degree from the University of Denver, where he was an American Jurisprudence Award recipient.

With the exception of Mr. Sells, each executive office is a full-time position and has been the principal occupation of each officer since first elected.  All officers were elected to serve until the next annual election of officers and until their successors shall have been duly chosen and qualified.  The next annual election of officers will be on May 11, 2004.

There are no family relationships among executive officers.

Item 11.   Executive Compensation

Information for this item is set forth in the proxy statement of the registrant relating to its 2004 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Information for this item is set forth in the proxy statement of the registrant relating to its 2004 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 13.   Certain Relationships and Related Transactions

Not applicable.

Item 14.   Controls and Procedures

1.                                       Evaluation of disclosure controls and procedures.

Based on reviews by the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer of the Company’s disclosure controls and procedures, conducted within 90 days of the filing of this Form 10-K, as evidenced by the certifications appearing at the end of this Form 10-K, the aforementioned officers have concluded that the controls are working effectively.

2.                                       Changes in Internal Controls

There have not been any significant changes in the Company’s internal controls or in other factors that could significantly offset these controls subsequent to the date of their evaluation; there were also no corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.   Principal Accountant Services and Fees.

Information for this item is set forth in the proxy statement of the registrant relating to its 2004 Annual Meeting of Stockholders, which information is incorporated herein by this reference.

Item 16.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  (1)                                  Financial Statements

Report of Independent Auditors

To The Directors and Shareholders of

Maine & Maritimes Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) on Page 50 present fairly, in all material respects, the financial position of Maine & Maritimes Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) on Page 82, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, MA

February 28, 2004

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Income

	Year Ended December 31,
	2003	2002	2001
Operating Revenues
Regulated	$31,739,240	$31,401,082	$31,780,147
Unregulated	6,121,269	6,901,381	15,771,033
Unregulated SOS Margin	0	5,801,670	2,146,860

Total Revenues	37,860,509	44,104,133	49,698,040

Operating Expenses
Unregulated Energy Supply	5,219,787	5,532,679	14,983,899
Regulated Operation & Maintenance	12,422,538	13,044,531	10,411,460
Unregulated Operation & Maintenance	2,353,200	1,654,264	1,226,418
Depreciation	2,654,616	2,420,215	2,502,034
Amortization of Stranded Costs	8,761,217	8,761,233	9,259,657
Amortization	205,846	236,444	216,842
Taxes Other Than Income	1,499,109	1,431,245	1,344,299
Provision for Income Taxes - Regulated	1,929,743	1,908,213	2,743,193
Provision for (Benefit of) Income Taxes - Unregulated	(345,350)	2,250,789	649,813

Total Operating Expenses	34,700,706	37,239,613	43,337,615

Operating Income	3,159,803	6,864,520	6,360,425

Other Income (Deductions)
Equity in Income of Associated Companies	258,384	279,514	299,299
Interest and Dividend Income	48,709	157,163	167,684
Allowance for Equity Funds Used During Construction	45,819	3,463	85,963
Benefit of (Provision for) Income Taxes	(42,597)	19,366	46,702
Other - Net	(362,684)	(304,328)	(432,208)
Total	(52,369)	155,178	167,440

Income Before Interest Charges	3,107,434	7,019,698	6,527,865

Interest Charges
Long-Term Debt and Notes Payable	1,638,098	1,626,145	2,285,711
Less Stranded Costs Carrying Charge	(1,322,881)	(1,076,369)	(962,579)
Less Allowance for Borrowed Funds Used During Construction	(13,384)	(73,499)	(31,794)
Total	301,833	476,277	1,291,338

Net Income Available for Common Stock	$2,805,601	$6,543,421	$5,236,527

Basic and Diluted Earnings Per Share of Common Stock	$1.78	$4.16	$3.33

Average Shares Outstanding	1,575,066	1,573,865	1,573,294

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statements of Consolidated Cash Flows

	Year Ended December 31,
	2003	2002	2001
Cash Flow From Operating Activities
Net Income	$2,805,601	$6,543,421	$5,236,527
Adjustments to Reconcile Net Income to Net Cash Provided by (Used For) Operations:
Depreciation	2,654,616	2,420,215	2,502,034
Amortization	205,846	236,443	252,434
Amortization of Seabrook Costs	1,110,000	1,110,000	1,110,000
Amortization of Deferred Gain from Asset Sale	(442,777)	(2,987,500)	(4,863,027)
Deferred Income Taxes – Net	3,633,737	641,044	872,815
Deferred Investment Tax Credits and Excess Deferred Income Taxes	(29,728)	(30,521)	(32,580)
Allowance for Funds Used During Construction	(59,203)	(76,962)	(117,757)
Income on Tax-Exempt Bonds-Restricted Funds	(8,200)	(51,277)	(249,928)
Change in Deferred Regulatory and Debt Issuance Costs	(6,829,088)	(1,883,614)	(548,257)
Amortization of W/S Upfront Payment	1,451,000	1,451,000	1,451,000
Change in Benefit Obligations	464,236	1,263,629	(173,944)
Change in Current Assets and Liabilities:
Accounts Receivable and Unbilled Revenue	(276,782)	(85,518)	5,860,682
Other Current Assets	(161,260)	109,589	255,210
Accounts Payable	(145,170)	(1,503,760)	(1,414,457)
Accrued Taxes and Interest	(268,872)	(407,622)	(342,082)
Other Current Liabilities	(8,259)	4,992	2,537
Other - Net	(226,666)	102,689	289,079

Net Cash Flow Provided By Operating Activities	3,869,031	6,856,248	10,090,286
Cash Flow From Financing Activities
Dividend Payments	(2,930,788)	(2,234,678)	(2,060,821)
Retirements of Long-Term Debt	(3,085,000)	(1,175,000)	(1,050,000)

Short-Term Borrowings, Net	3,349,019	(1,150,000)	(950,000)
Net Cash Flow Used For Financing Activities	(2,666,769)	(4,559,678)	(4,060,821)
Cash Flow From Investing Activities
Drawdown from Tax-Exempt Bond Trust	2,064,224	3,717,467	2,012,353
Additional Proceeds from Sale of Generating Assets in 1999	—	—	1,050,679
Stock Redemption from Associated Company	524,724	375,277	499,484
Acquisition, Net of Cash Acquired	(526,502)	—	—
Investment in Electric Plant	(4,876,945)	(5,928,431)	(4,707,152)
Net Cash Flow Used For Investing Activities	(2,814,499)	(1,835,687)	(1,144,636)
Increase (Decrease) in Cash and Cash Equivalents	(1,612,237)	460,883	4,884,829
Cash and Cash Equivalents at Beginning of Period	5,956,422	5,495,539	610,710
Cash and Cash Equivalents at End of Period	$4,344,185	$5,956,422	$5,495,539
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period For:
Interest	$1,253,496	$1,119,239	$2,499,080

Income Taxes (2001 is net of tax refunds of $200,000)	$785,088	$4,028,408	$1,499,654
Non-Cash Investing Activities:

Value of stock issued for acquisition	$193,570	—	—

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2003	2002
ASSETS
Utility Plant
Electric Plant in Service	$92,055,256	$88,072,501
Less Accumulated Depreciation	37,618,250	35,583,430
Net Electric Plant in Service	54,437,006	52,489,071
Construction Work-in-Progress	7,752	95,921
Total	54,444,758	52,584,992

Investment in Associated Companies	2,729,137	3,397,544

Net Utility Plant and Investments in Associated Companies	57,173,895	55,982,536

Current Assets:
Cash and Cash Equivalents	4,344,185	5,956,422
Accounts Receivable (less allowance for uncollectible accounts of $235,682 in 2003 and $213,882 in 2002)	6,032,244	5,429,383
Unbilled Revenue	1,198,470	1,293,953
Inventory	694,698	561,829
Income Tax Refund Receivable	229,258	216,810
Prepayments	361,180	261,614
Total	12,860,035	13,720,011

Regulatory Assets:
Uncollected Maine Yankee Decommissioning Costs	17,771,344	22,153,501
Recoverable Seabrook Costs (less accumulated amortization and write-offs in 2003, $39,298,399 and 2002, $38,188,399)	13,888,611	14,998,611
Regulatory Assets - SFAS 109 & 106	6,648,074	7,161,604
Deferred Fuel and Purchased Energy Costs	20,495,481	13,132,485
Regulatory Asset - Power Purchase Agreement Restructuring	4,352,750	5,803,750
Unamortized Premium on Early Retirement of Debt	1,497,741	1,709,493
Deferred Regulatory Costs, less accumulated amortization	1,392,118	1,409,092

Total	66,046,119	66,368,536

Other Assets
Intangible Assets	137,648	—
Goodwill	404,125	—
Unamortized Debt Issuance Costs	625,075	823,213
Restricted Investment (at cost, which approximates market)	2,378,492	4,436,879
Miscellaneous	1,643,376	654,981

Total	5,188,716	5,915,073

Total Assets	$141,268,765	$141,986,156

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Capitalization and Liabilities

	December 31,
	2003	2002
Capitalization (see accompanying statements):
Common Shareholders’ Equity	$46,984,490	$47,029,071
Long-Term Debt	29,230,000	30,680,000
Total	76,214,490	77,709,071

Current Liabilities:
Long-Term Debt Due Within One Year	1,450,000	3,085,000
Notes Payable to Banks	6,200,000	2,800,000
Accounts Payable	3,928,235	3,523,506
Accounts Payable - Associated Companies	27,589	248,224
Accrued Employee Benefits	1,013,342	1,336,087
Dividends Declared	—	582,423
Customer Deposits	18,944	27,202
Taxes Accrued	20,290	18,349
Interest Accrued	34,931	179,745
Total	12,693,331	11,800,536

Deferred Credits and Other Liabilities:
Accrued Removal Obligations	4,015,121	3,848,594
Carrying Value of Interest Rate Hedge	1,185,000	—
Uncollected Maine Yankee Decommissioning Costs	17,771,344	22,153,501
Income Taxes	25,044,348	22,270,998
Accrued Post-retirement Benefits and Pension Costs	3,461,572	3,122,030
Investment Tax Credits	159,345	189,073
Deferred Gain & Related Accounts-Generating Asset Sale	0	468,440
Miscellaneous	724,214	423,913
Total	52,360,944	52,476,549

Commitments, Contingencies and Regulatory Matters (Note 12)

Total Capitalization and Liabilities	$141,268,765	$141,986,156

See Notes to Consolidated Financial Statements

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statement of Consolidated Common Shareholders’ Equity

	Number of Shares		Par Value Issued	Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

	Issued	Treasury

Balance, December 31, 2000	1,867,250	(294,352)	$13,070,750	$39,668	$33,097,712	$(6,622,179)	—	$39,585,951
Net Income					5,236,527			5,236,527
Dividend ($1.34 per share)					(2,108,222)			(2,108,222)
Treasury Stock Reissued		612	—	3,794		13,099	—	16,893

Balance, December 31, 2001	1,867,250	(293,740)	13,070,750	43,462	36,226,017	(6,609,080)	—	42,731,149
Net Income					6,543,421			6,543,421
Dividend ($1.44 per share)					(2,266,372)			(2,266,372)
Treasury Stock Reissued		605	—	7,869		13,004		20,873

Balance, December 31, 2002	1,867,250	(293,135)	13,070,750	51,331	40,503,066	(6,596,076)	—	47,029,071
Formation of MAM June 30, 2003	(292,668)	292,668	(2,048,676)	(52,891)	(4,484,305)	6,585,872	—	—
New Stock Issued	5,930	467	41,510	167,285		10,204		218,999
Net Income					2,805,601			2,805,601
Other Comprehensive Income (Loss):
Changes in Value of Foreign Exchange Translation Gain (Loss)							(8,815)	(8,815)
Interest Rate Hedge, Net of Tax Benefit of $473,000							(712,000)	(712,000)
Dividend ($1.49 per share)					(2,348,366)			(2,348,366)

Balance, December 31, 2003	1,580,512	—	$11,063,584	$165,725	$36,475,996	$—	$(720,815)	$46,984,490

See Notes to Consolidated Financial Statements.

MAINE & MARITIMES CORPORATION AND SUBSIDIARIES

Statement of Long-Term Debt

(Maine Public Service Company)	2003	2002
First Mortgage and Collateral Trust Bonds:
7.95% Due Serially through 2003-Interest Payable, March 1 and September 1	$—	$1,800,000

Maine Public Utility Financing Bank, Public Utility Revenue Bonds:
Refunding Series 1996: Due 2021 - Variable Interest Payable Monthly (1.20% as of December 31, 2003)	13,600,000	13,600,000
Series 2000: Due 2025 - Variable Interest Payable Monthly (1.20% as of December 31, 2003)	9,000,000	9,000,000

Finance Authority of Maine:
1998 Taxable Electric Rate Stabilization
Revenue Notes: Due 2008 - Variable Interest Payable Monthly (1.15% as of December 31, 2003)	8,080,000	9,365,000

Total Outstanding	30,680,000	33,765,000

Less - Amount Due Within One Year	1,450,000	3,085,000

Total	$29,230,000	$30,680,000

Current Maturities and Redemption Requirements for the Succeeding Five Years and Thereafter Are as Follows:

Long-Term Debt:

2004	$1,450,000
2005	$1,625,000
2006	$1,830,000
2007	$2,055,000
2008	$1,120,000

Thereafter	$22,600,000

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Maine & Maritimes Corporation (the “Company” or “MAM”) and the following wholly-owned active subsidiaries and affiliates:

•                  Maine Public Service Company (“MPS”), regulated transmission and distribution company and its wholly-owned inactive Canadian subsidiary, Maine and New Brunswick Electrical Power Company, Limited, (“Me&NB”);

•                  Energy Atlantic, LLC (“EA”), unregulated competitive electricity marketing subsidiary, which was owned by MPS until June 30, 2003;

•                  Maine & Maritimes Energy Services Company (“MAMES”) dba “The Maricor Group” and its wholly-owned Canadian subsidiary, Maricor, Ltd, (“Maricor”) providing energy management and engineering services.

MAM, a holding company organized effective June 30, 2003, owns all of the common stock of MPS.  All of the shares of MPS common stock were converted into an equal number of shares of MAM common stock, which are listed on the American Stock Exchange under the symbol MAM.  The reorganization was approved by MPS’s shareholders at the annual meeting on May 30, 2003.  The U.S. Securities and Exchange Commission (“SEC”) had previously accepted MAM’s S-4A Registration Statement for registration and other appropriate state and federal regulatory agencies issued the necessary approvals on various dates in 2003.  Amounts shown for 2002 and 2001 were reported by MPS.  MPS also reported amounts in the first three months of 2003.

MAMES and Maricor were organized on November 6, 2003, and November 12, 2003, respectively.  On December 1, 2003, Maricor acquired a mechanical and electrical engineering firm located in New Brunswick, Canada.

All inter-company transactions between MAM and it subsidiaries have been eliminated in consolidation.

The financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America.

Regulations

MPS is subject to the regulatory authority of the Maine Public Utilities Commission (“MPUC”) and the Federal Energy Regulatory Commission (“FERC”).  As a result of the ratemaking process, the applications of accounting principles by the Company differ in certain respects from applications by non-regulated businesses.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles asserted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of Me&NB and Maricor is the U.S. dollar.  Accordingly, translation gains and losses are included in other income.  Income and expenses are translated at rates of exchange prevailing at the time the income is earned or the expenses are incurred.  Assets and liabilities are translated at year-end exchange rates.

Deferred Fuel and Purchased Energy Costs

Certain Wheelabrator-Sherman (“WS”) fuel costs and the sharing provisions for Maine Yankee replacement power costs were deferred for future recovery as defined in MPS’s rate plan until March 1, 2000.  All other fuel and purchased power costs were expensed as incurred.  These costs are currently being recovered in rates and the related deferred asset is being amortized, accordingly.  Beginning March 1, 2002, the excess of the cost over the sales price of WS fuel is being deferred.  The resulting deferred asset is expected to be collected in future rates as approved by the MPUC.  See Note 12, “Commitments, Contingencies and Regulatory Matters,” regarding MPUC rate orders on the recovery of stranded costs.

Regulatory Assets and Liabilities

Pursuant to Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation, the Company capitalizes, as regulatory assets, incurred and accrued costs that are probable of recovery in future electric rates. It also records, as regulatory liabilities, obligations to refund previously collected revenue or to spend revenue collected from customers on future costs.

Unfunded future income taxes and deferred income taxes are amortized as the related temporary differences reverse. Unamortized loss on debt re-acquisitions is amortized over the lives of the related debt issues. Nuclear plant obligations, demand-side management program costs, gain on sale of generation assets, other regulatory assets and other regulatory liabilities are amortized over various periods in accordance with MPS’s current rate plans. MPS earns a return on substantially all regulatory assets for which funds have been spent.

The Company believes that MPS’s electric transmission and distribution operations continue to meet the requirements of SFAS 71, and that regulatory assets associated with those operations, as well as any generation-related costs that the MPUC has determined to be recoverable from ratepayers, also meet the criteria.  At December 31, 2003, $66.0 million of regulatory assets remained on MPS’s books.  These assets will be amortized over various periods in accordance with MPUC approved rate orders.

Revenue Recognition

Operating revenues include MPS’s sales billed on a cycle billing basis and estimated unbilled revenues for electric service rendered prior to the normal billing cycle.  Operating revenues also include EA’s Competitive Electricity Supply (“CES”) sales, since CES activity is recorded on a gross basis to include the related revenues and purchased power expenses.  CES sales are recorded in this manner because EA negotiated the price directly with the customer, maintains customer service responsibility and has collection risk.  For Standard Offer Service (“SOS”), revenues were received and expenses were paid directly by an escrow agent which was controlled by Engage Energy America, LLC (“Engage”).  EA received a percentage of the net profit from the sale of energy.  The utilities bore SOS account collection risk, as they were required to remit the amounts billed 26 days after the billing date to the escrow account mentioned above and maintain the billing and customer service relationship.  EA recorded the accrued net margin of the SOS activity as revenue in the financial statements.  Additionally, EA’s activity has been accounted for as non-trading since management has determined it does not meet the definition of a trader as defined in EITF 98-10, as modified by EITF 02-03.

In July, 2000, MPS began recording the difference between the approved tariff rate for two large industrial customers and their current special discount rates, under contracts approved by the MPUC, as accrued revenue.  The resulting deferred asset will be subsequently collected in rates as approved by the MPUC, and during 2003 and 2002, $280,000 and $233,000 were recognized as stranded costs.  During 2002 and 2001, $200,000 and $961,000, respectively, were recognized as revenue as flexible pricing adjustments, as described in Note 12, “Commitments, Contingencies and Regulatory Matters — MPUC Approves Elements of Rates Effective March 1, 2000, and MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2002.”

Utility Plant

Utility plant for MPS is stated at original cost of contracted services, direct labor and materials, as well as related indirect construction costs including general engineering, supervision, and similar overhead items and allowances for the cost of equity and borrowed funds used during construction (“AFUDC”).  The cost of utility plant which is retired is charged to accumulated depreciation.  The cost of removal less salvage is charged to Accrued Removal Obligations.  The cost of maintenance and repairs, including replacement of minor items of property, are charged to maintenance expense as incurred.  MPS’s property, with minor exceptions, is subject to first and second mortgage liens.

Costs which are disallowed or are expected to be disallowed for recovery through rates are charged to expense at the time such disallowance is probable.

Depreciation and Amortization

Utility plant depreciation is provided on composite basis using the straight-line method, based on rates approved by the MPUC and the FERC.  The composite depreciation rate, expressed as a percentage of average depreciable plant in service, was approximately 3.20%, 3.10% and 3.37% for 2003, 2002, and 2001, respectively.

Bond issuance costs and premiums paid upon early retirements are amortized over the terms of the related debt.  Recoverable Seabrook costs and deferred regulatory expenses are amortized over the period allowed by regulatory authorities in the related rate orders.  Recoverable Seabrook costs are being amortized principally over thirty years (See Note 12, “Commitments, Contingencies and Regulatory Matters – Seabrook Nuclear Power Project”).

Income Taxes

Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” requires an asset and liability approach to accounting and reporting income taxes.  SFAS No. 109 prohibits net-of-tax accounting and requires the establishment of deferred taxes on all differences between the tax basis of assets or liabilities and their basis for financial reporting.

MPS has deferred investment tax credits and amortizes the credits over the remaining estimated useful life of the related utility plant.

MPS records regulatory assets or liabilities related to certain deferred tax liabilities or assets, representing its expectation that, consistent with current and expected ratemaking, these taxes will be recovered from or returned to customers through future rates.

Investments in Associated Companies

MPS records its investments in Associated Companies (see Note 5, “Investments in Associated Companies”) using the equity method.

Pledged Assets

The common stock of Me&NB is pledged as additional collateral for the first and second mortgage and collateral trust bonds of MPS.

Inventory

Inventory for MPS is stated at average cost.

Cash and Cash Equivalents

For purposes of the Statements of Consolidated Cash Flows, the Company considers all highly liquid securities with a maturity, when purchased, of three months or less to be cash equivalents.

Goodwill

The excess of the cost over fair value of net assets of purchased businesses is recorded as goodwill.  The Company evaluates the carrying value of goodwill for impairment at least annually and on an interim basis if there are indications that goodwill might be impaired. Any impairments would be recognized when the fair value of goodwill is less than its carrying value.

Financial Instruments

MPS has certain financial instruments, interest rate caps and swaps, on three variable rate long-term debt issues that qualify as derivatives.  Interest rate caps involve the exchange of cash for a cap on the interest rate MPS can be charged.  Interest rate swaps involve the exchange of cash and the exchange of a variable rate payment for a fixed rate payment.  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137, 138 and 149, which establishes accounting and reporting standards for derivative instruments and for hedging activities.  SFAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value.  The accounting for changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.  See Note 7, “Accumulated Other Comprehensive Income (Loss)” for additional disclosure regarding the treatment of these interest rate instruments.

Stock Option Plan

At December 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 9, “Stock Compensation Plan.”  The Company accounts for this plan in accordance with the expense provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock Based Compensation.”

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statement amounts in order to conform to the 2003 presentation.

Earnings Per Share

Basic earnings per share (“EPS”) is determined by dividing net income by the weighted-average number of shares of common stock outstanding during the period.  The weighted-average common shares outstanding for diluted EPS include the incremental effect of stock options issued.  There was no difference between basic and diluted earnings per share for the three years in the period ended December 31, 2003.  Options to purchase shares of common stock of 5,250 shares at $30.45 per share granted June 1, 2002 and 5,250 shares at $32.51 per share granted June 1, 2003.  These options to purchase shares were not included in the computation of diluted EPS because the options’ exercise price was approximately equal to the market price of the common shares and, therefore, the effect would be anti-dilutive.  The options, which expire on May 30, 2012 and May 30, 2013, respectively, were still outstanding at the end of year 2003.

Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”).  Statement 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and to capitalize the cost by increasing the carrying amount of the related long-lived asset. The liability is adjusted to its present value periodically over time, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement the entity either settles the obligation at its recorded amount or incurs a gain or a loss. For rate-regulated entities, any timing differences between rate recovery and book expense would be deferred as either a regulatory asset or a regulatory liability.  The Company’s adoption of Statement 143 as of January 1, 2003 did not have a material effect on its financial position or results of operations. There was no effect on net income.  Statement 143 provides that if the requirements of Statement 71 are met, a regulatory liability should be recognized for the difference between removal costs collected in rates and actual costs incurred. As of December 31, 2003 and 2002, accrued removal obligations totaling approximately $4.0 million and $3.8 million, respectively, which had previously been embedded within accumulated depreciation were reclassified as a regulatory liability.

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”).  FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity.  This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires additional related disclosures. Certain disclosure provisions of FIN 46R apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions, with the exception of interest in special purpose entities, apply at the end of the first fiscal year or interim period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  Application for interest in special purpose entities is required for periods after December 15, 2003.  The adoption of the required provisions of FIN 46R as of December 31, 2003 did not have a material impact on the consolidated financial statements.  The adoption of the remaining provisions of FIN 46R is not expected to have a material impact on the consolidated financial statements.

On April 30, 2003, the FASB issued Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”).  FAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”).  FAS 149 amends FAS 133 to reflect decisions that were made:  as part of the process undertaken by the Derivatives Implementation Group (“DIG”), which necessitated amending FAS 133; in connection with other projects dealing with financial instruments; and regarding implementation issues related to the application of the definition of a derivative.  FAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  FAS 149 is effective (1) for contracts entered into or modified after September 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30. The guidance is to be applied prospectively.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

On May 15, 2003, the FASB issued Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”).  FAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position.  FAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  FAS 150 affects an entity’s classification of the following freestanding instruments: mandatorily redeemable instruments; financial instruments to repurchase an entity’s own equity instruments; financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (a) a fixed monetary amount known at inception or (b) something other than changes in its own equity instruments.  FAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  The guidance in FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this statement did not have a material impact on the Company.

2.  INCOME TAXES

A summary of Federal, Canadian and State income taxes charged (credited) to income is presented below.  For accounting and ratemaking purposes, income tax provisions included in “Operating Expenses” reflect taxes applicable to revenues and expenses allowable for ratemaking purposes on MPS regulated activities and unregulated activities for MAM, MAMES, Me&NB and Maricor.  The tax effect of items not included in rate base or normal operating activities is allocated as “Other Income (Deductions).”

	2003	2002	2001
Current income taxes	$760,532	$3,473,150	$2,489,429
Deferred income taxes	896,186	697,007	889,455
Investment credits, net	(29,728)	(30,521)	(32,580)
Total income taxes	$1,626,990	$4,139,636	$3,346,304
Allocated to:
Operating income
• Regulated	$1,929,743	$1,908,213	$2,743,193
• Unregulated	(345,350)	2,250,789	649,813
Total	1,584,393	4,159,002	3,393,006
Other income	42,597	(19,366)	(46,702)
Total	$1,626,990	$4,139,636	$3,346,304

The effective income tax rates differ from the U.S. statutory rate as follows:

	2003	2002	2001
Statutory rate	34.0%	34.0%	34.0%
Holding Company Formation	2.2	—	—-
Amortization of recoverable Seabrook costs	4.9	2.1	2.6
State income taxes	5.2	5.6	5.6
Carrying Charge	(10.2)	(3.4)	(3.8)
Other	.6	.5	.6
Effective rate	36.7%	38.8%	39.0%

The elements of deferred income tax expense (credit) are as follows (dollars in thousands):

	2003	2002	2001
Temporary Differences at Statutory Rates:
Seabrook – costs	$(186)	$(186)	$(186)
Liberalized depreciation	467	289	118
Deferred fuel	1,420	22	(332)
Deferred regulatory expense	239	(25)	(27)
Flexible pricing revenue	(104)	32	383
Accrued pension and post-retirement benefits	(132)	(404)	101
Wheelabrator-Sherman power purchase restructuring	(579)	(579)	(579)
Generating Asset Sale	178	1,187	1,538
Reacquired debt	(85)	(85)	(101)
Maine Yankee NEIL Refund	—	401	—
Other	(322)	45	(26)
Total temporary differences - statutory rates	$896	$697	$889

The Company has not accrued U.S. income taxes on the undistributed earnings of Me&NB, as the withholding taxes due on the distribution of any remaining amount would be principally offset by foreign tax credits.  No dividends were received from Me&NB in 2003, 2002 or 2001.

The following summarizes accumulated deferred income tax (assets) and liabilities established on temporary differences under SFAS 109 as of December 31, 2003 and 2002:

	(Dollars in Thousands)
	2003	2002

Seabrook	$7,577	$8,428
Property	7,784	7,084
Flexible pricing revenue	608	567
Deferred fuel	8,176	4,162
Generating asset sale	—	(178)
Wheelabrator-Sherman up-front payment	1,736	2,315
Pension and post-retirement benefits	(610)	(478)
OCI-Interest Rate Hedge	(473)	—
Other	246	371
Net accumulated deferred income taxes	$25,044	$22,271

3.  ENERGY ATLANTIC

EA’s net loss for 2003 was $116,000 compared to net income of $3,444,000 and $897,000 for 2002 and 2001, respectively.  EA’s loss in 2003 reflects the gradual termination of service as contracts expire in northern Maine.  The current standard offer pricing in Maine, the lack of wholesale choices and liquidity within northern Maine, and the increased credit requirements associated with acquiring wholesale electricity supply have hampered EA in competing for sales.  The Company maintains a conservative risk management philosophy and has limited the transactions that EA can undertake as a buyer or seller in order to limit and mitigate potential transaction risk exposures.  EA earnings for 2002 and 2001 were impacted by settlements with its energy provider.

Energy Atlantic’s historical energy sales can be classified into two general categories:  Standard Offer Service (“SOS”) in CMP’s service territory which expired February 28, 2002, and Competitive Energy Supply (“CES”) sales to individual retail customers within the state of Maine.  Effective February 27, 2004, EA no longer serves CES or SOS retail customers and has discontinued service.  Originally, EA obtained power for the sales in CMP’s territory under an exclusive wholesale power sales agreement with Engage Energy America, LLC.

During the third quarter 2002, EA and Engage concluded their business relationship pursuant to the terms of their agreement.  Following completion of the final scheduled audit, the final escrow disbursements were made to EA and Engage on September 30, 2002.  As a result of the final account settlement, EA recognized the $4.8 million of additional standard offer service SOS revenue during the third quarter of 2002 with an after-tax impact of $2.9 million, or $1.84 per share.

EA previously entered into a contract for 40% of the output of the WS energy facility for the two years beginning March 1, 2002 and expiring on February 29, 2004.  The output from this take-or-pay contract amounted to approximately 55,000 MWH annually and was used to provide electricity for additional CES sales within MPS’s service territory.  This contract was a take-or-pay contract, which carried more counterparty risk than others entered into by EA.  To mitigate this risk, EA entered into a contract with NB Power, whereby NB Power committed to buy WS output in excess of load requirements in MPS’s service territory at a rate indexed to the price of 3% Sulphur Max No. 6 residential oil into New York Harbor, which was intended to reflect NB Power’s avoided cost, subject to a floor and ceiling.  All output was sold to CES customers, therefore limiting the risk that energy would be sold to NB Power.  In addition, NB Power committed to sell electricity to EA when load exceeded WS output at a fixed on and off-peak rate.

In addition, EA had a power supply relationship with Duke Energy Trading and Marketing (“DETM”) for electricity in CMP’s service area.  In connection with this relationship, and certain transactions between EA and DETM, MPS provided a contractual guarantee on behalf of EA in an aggregate amount of one million dollars ($1,000,000).  This guarantee was related specifically to the delivery and/or receipt of electric power between EA and DETM.  This guarantee was renewed in September of 2002 for an additional year.  Effective March 21, 2003, DETM agreed to waive this credit requirement in lieu of EA’s commitment to maintain a $1 million ($1,000,000) minimum bank account balance.  On January 27, 2004, EA notified DETM in writing of the impending expiration of the Master Service Agreement between EA and DETM on March 1, 2004.  This correspondence was to notify DETM of EA’s expiration of its commitment to maintain a $1 million ($1,000,000) minimum account balance as credit coverage.

The following illustrates the types of risk EA was exposed to in connection with the contracts for supply and sales:

•                  Counterparty risk, including the possibility of the other parties’ failure to fulfill their contractual obligations to EA such as:

a)              Deliverability risk, referring to EA not being able to serve contracted load due to the supplier’s failure to provide energy.

b)             Transmission risk, indicating EA’s reliance on utilities, such as the Company, Central Maine Power and Bangor Hydro-Electric, to physically transport energy to EA’s customers.

c)              Credit risk exposure, depending on EA’s customers’ ability to pay, which may deteriorate during a general economic downturn or when a commercial customer experiences financial difficulty.

•                  Market liquidity risk encompasses the risk of being forced to buy or sell energy on the open market.  This would have occurred (1) if energy had not been available from WS, NB Power or other energy supply arrangements, while the contracted customer load must still be satisfied or (2) if the existing customer load deteriorated and NB Power could not buy the excess power from WS, as contracted.

•                  Forecasting risk exposure includes possible inaccuracy in the estimation of energy supply requirements.  One of EA’s suppliers required a 24-month forecast of load for each commitment to a 1 MW block of energy.  Although there was no penalty for not using all of the energy, EA could have been assessed a penalty for using more than the amount contracted.

•                  Market-based cost risk is exposure to transactions tied to market indexes, such as the arrangement to sell excess WS power to NB Power at a current market-indexed rate.

With the expiration of the SOS arrangement in CMP’s service territory, EA has been adversely impacted by the decrease in revenues and correspondingly, earnings.  In 2002, EA realized SOS margin in CMP’s service territory of approximately $5.8 million, which included the final account settlement discussed above.  EA had no SOS activity in 2003.  On February 24, 2003, EA announced its intent to withdraw from the northern Maine market due to the lack of profitability in that market, the lack of price differentiated electric products within the Maritimes and Northern Maine Independent System Administrator markets, and the overall illiquidity of the wholesale power market, as well as other risk factors.  EA continued to serve its existing contracts in northern Maine through their expiration on February 27, 2004.  CES sales, primarily in northern Maine, were approximately $6.1 million in 2003.

EA’s decision to withdraw from the northern Maine market not only minimized its risk profile, but EA believed this action would substantially relieve any underlying concerns that could exist in connection with the issue of employee sharing and EA’s energy marketing activities within MPS’s service territory.  On February 21, 2003 MPS filed with the MPUC an “Application for Exemption of Chapter 304” to exempt the Company and EA from certain management restrictions that have arisen due to this aspect of the corporate relationship.  (MPUC Docket No. 2003-122).  In connection with its announced intent to withdraw from the retail electricity markets in northern Maine, EA has ceased all of its energy marketing activities in MPS’s service territory, as well as the balance of the state, effective March 1, 2003.

Currently, EA is an inactive subsidiary and management has ceased all active retail CES activity on behalf of EA within the state of Maine until market conditions, the availability of supply, the mandate for stringent credit requirements and risk environment improve.  Management will continue to monitor both U.S. and Canadian deregulated markets to determine the appropriate timing for possible re-entry into the deregulated retail market.

4.  SEGMENT INFORMATION

For 2003, the Company operated in three segments, with MPS providing regulated transmission and distribution services, EA performing unregulated power marketing services and MAM providing corporate oversight functions.  The “Other” column consists primarily of elimination activity.  The table below summarizes segment activity for 2003, 2002 and 2001.

The Company’s reportable segments include the electric utility portion of the business---MPS and its inactive wholly-owned Canadian subsidiary, Me&NB; the energy marketing portion of the business---EA; and the holding company — MAM with its other subsidiaries, MAMES and Maricor formed in late 2003.  The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”  MAM did not have any material assets or operations until it became a holding company on June 30, 2003; however, MPS incurred expenses associated with the formation of MAM, which totaled $639,000 in 2003, and were classified as unregulated operations and maintenance expenses.  MAM provides certain administrative support services to MPS and EA, and MPS provides certain support services to MAM and EA, which are billed to the respective entities at cost, based on a combination of direct charges and allocations.  The Company is organized based on products and services.

	(Dollars in Thousands)
	Twelve Months Ended December 31, 2003
	MAM	EA	MPS	Other	Total
Operating Revenues	$57	$6,064	$31,748	$(8)	$37,861
EA Standard Offer Service Margin	—	—	—	—	0
Total Revenues	57	6,064	31,748	(8)	37,861
Unregulated Energy Supply	—	5,229	—	(9)	5,220
Operations & Maintenance (O&M)
Regulated	—	—	12,466	(43)	12,423
Unregulated	730	1,019	638	(34)	2,353
Amortization – Stranded Cost	—	—	8,761	—	8,761
Amortization – Other	—	—	206	—	206
Depreciation	—	8	2,647	—	2,655
Other O&M	—	39	1,460	—	1,499
Income Taxes	(257)	(89)	1,930	—	1,584
Total Operating Expenses	473	6,206	28,108	(86)	34,701
Operating Income (Loss)	(416)	(142)	3,640	78	3,160
Interest Income (Loss)	—	53	21	(26)	48
Equity in Net Income of JV’s	—	—	298	(40)	258
Other Income & Deductions	—	(22)	(258)	(78)	(358)
Income (Loss) Before Interest Charges	(416)	(111)	3,701	(66)	3,108
Interest Charges	—	5	323	(26)	302
Net Income (Loss)	$(416)	$(116)	$3,378	$(40)	$2,806
Total Assets as of December 31, 2003	$3,375	$2,024	$135,870		$141,269

	(Dollars in Thousands)
	Twelve Months Ended December 31, 2002
	MAM	EA	MPS	Other	Total
Operating Revenues	$—	$6,901	$31,410	$(9)	$38,302
EA Standard Offer Service Margin	—	5,802	—	—	5,802
Total Revenues	—	12,703	31,410	(9)	44,104
Unregulated Energy Supply	—	5,542	—	(9)	5,533
Operations & Maintenance (O&M)
Regulated	—	—	13,093	(48)	13,045
Unregulated	—	1,444	210	—	1,654
Amortization – Stranded Cost	—	—	8,761	—	8,761
Amortization – Other	—	—	236	—	236
Depreciation	—	8	2,412	—	2,420
Other O&M	—	52	1,379	—	1,431
Income Taxes	—	2,251	1,908	—	4,159
Total Operating Expenses	—	9,297	27,999	(57)	37,239
Operating Income	—	3,406	3,411	48	6,865
Interest Income	—	101	57	—	158
Equity in Net Income of JV’s	—	—	280	—	280
Other Income & Deductions	—	(57)	(179)	(48)	(284)
Income Before Interest Charges	0	3,450	3,569	0	7,019
Interest Charges	—	6	470	—	476
Net Income	$0	$3,444	$3,099	$0	$6,543
Total Assets as of December 31, 2002	$0	$6,324	$135,662		$141,986

	(Dollars in Thousands)
	Twelve Months Ended December 31, 2001
	MAM	EA	MPS	Other	Total
Operating Revenues	$—	$15,771	31,783	(3)	47,551
EA Standard Offer Service Margin	—	2,147	—	—	2,147
Total Revenues	—	17,918	31,783	(3)	49,698
Unregulated Energy Supply	—	14,987	—	(3)	14,984
Operations & Maintenance (O&M)
Regulated	—	—	10,541	(130)	10,411
Unregulated	—	1,226	—	—	1,226
Amortization – Stranded Cost	—	—	9,260	—	9,260
Amortization – Other	—	—	217	—	217
Depreciation	—	6	2,496	—	2,502
Other O&M	—	59	1,285	—	1,344
Income Taxes	—	650	2,743	—	3,393
Total Operating Expenses	—	16,928	26,542	(133)	43,337
Operating Income	—	990	5,241	130	6,361
Interest Income (Loss)	—	(103)	271	—	168
Equity in Net Income of JV’s	—	—	299	—	299
Other Income & Deductions	—	16	(186)	(130)	(300)
Income Before Interest Charges	0	903	5,625	0	6,528
Interest Charges	—	6	1,285	—	1,291
Net Income	$0	$897	$4,340	$0	$5,237
Total Assets as of December 31, 2001	$0	$5,632	$137,703		$143,335

For 2003 and 2002, total assets reflect the reclassification of accrued removal obligations as a liability from accumulated depreciation.

5.  INVESTMENTS IN ASSOCIATED COMPANIES

MPS owns 5% of the common stock of Maine Yankee Atomic Power Company (“Maine Yankee”), a jointly-owned nuclear electric power company, and 7.49% of the common stock of the MEPCO, a jointly-owned electric transmission company.  MPS records its investment in MEPCO and Maine Yankee using the equity method.  For additional information, see Note 12, “Commitments, Contingencies and Regulatory Matters — Capacity Arrangements – Maine Yankee” regarding the closing and decommissioning of Maine Yankee.

Dividends received during 2003, 2002, and 2001 from Maine Yankee were $301,050, $99,828 and $206,000, respectively, and from MEPCO $99,205, $7,249 and $7,249, respectively.  In 2003, 2002 and 2001, MPS also received Maine Yankee stock redemptions of $524,724, $375,277 and $499,484 respectively.  Substantially all earnings of Maine Yankee and MEPCO are distributed to investor companies.  Condensed financial information (unaudited) for Maine Yankee and MEPCO is as follows:

	Maine Yankee			MEPCO
(Dollars in Thousands)	2003	2002	2001	2003	2002	2001
Earnings
Operating revenues	$53,222	$58,924	$61,994	$3,792	$4,365	$4,514
Earnings applicable to Common Stock	$3,217	$3,947	$4,371	$1,258	$1,068	$1,152
Company’s equity share of net earnings	$161	$197	$219	$94	$80	$86
Investment
Total assets	$561,523	$679,975	$802,118	$8,100	$8,260	$7,396
Less:
Long-term debt	2,680	21,600	31,200	—	—	—
Other liabilities and deferred credits	514,423	600,656	707,643	1,142	1,214	1,320
Net assets	$44,420	$57,719	$63,275	$6,958	$7,046	$6,076
MPS’s equity in net assets	$2,221	$2,886	$3,164	$521	$528	$455

In accordance with a plan approved by the Securities and Exchange Commission, Maine Yankee has started the redemption of its common stock periodically through 2008.

Maine Yankee Board Meeting	Total Shares Redeemed	MPS Shares	Amounts Received	Date Received

September 27, 2001	75,200	3,760	$499,484	October 4, 2001
June 27, 2002	22,600	1,130	150,110	July 11, 2002
September 26, 2002	33,900	1,695	225,166	October 4, 2002
December 18, 2002	33,800	1,690	224,502	January 9, 2003
September 25, 2003	45,200	2,260	300,222	October 14, 2003
December 17, 2003	30,100	1,505	199,926	January 7, 2004
	240,800	12,040	$1,599,410

6.  SHORT-TERM CREDIT ARRANGEMENTS

MPS has a revolving credit arrangement with two banks for borrowings up to $6 million.  The revolving credit agreement is subject to extension with the consent of the participating banks and has been extended through June 8, 2004.  MPS is currently seeking an extension of this facility and management believes these efforts will be successful.  These agreements contain certain restrictive covenants including interest coverage tests and debt-to-equity ratios.  As of December 31, 2003, MPS was in compliance with those covenants.  MPS can utilize, at its discretion, two types of loan options:  A Loans, which are provided on a pro rata basis in accordance with each participating bank’s share of the commitment amount, and B Loans, which are provided as arranged between MPS and each of the participating banks.  The A Loans, at MPS’s option, bear interest equal to either the agent bank’s prime rate or LIBOR-based pricing.  MPS also pays a quarterly commitment fee of .50% of the unused portion of the A Loans.  The B Loans bear interest as arranged between MPS and the participating bank.  As of December 31, 2003, A Loans for $5.0 million were outstanding under the revolving credit arrangement at an interest rate of 2.5625%, as well as a B Loan of $200,000 of 2.76%.  An A Loan for $2.0 million and a B Loan for $800,000 were outstanding as of December 31, 2002 under the revolving credit arrangement at interest rates of 2.875% and 3.02%, respectively.

On October 1, 2003, MPS executed an additional $3 million line of credit with the Bank of New York.  This new facility is unsecured and will expire on March 29, 2004.  MPS is currently seeking an extension of this facility and management believes these efforts will be successful.  Interest rates on the new facility are comparable to the rates on the existing revolving credit agreement.  The additional facility provides an additional source of short-term borrowings in the event required borrowings exceed the existing revolving credit agreement.  As of December 31, 2003, $1 million was outstanding on the facility at 2.8125%.

EA has a revolving line of credit with a bank, for $1.2 million.  In May of 2003, the line was extended until March 29, 2004.  Interest is based on the bank’s prime lending rate.  As of December 31, 2003, EA was in compliance with the covenants set forth by the line of credit agreement.  The line was not used during 2003 and 2002 and had no balance outstanding as of December 31, 2003 or December 31, 2002.

7.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

MPS has three issues of long-term debt with variable interest rates.  Pursuant to its rate order in MPUC Docket 2003-85, as more fully explained in Note 12, “Commitments, Contingencies and Regulatory Matters, MPUC Approves Rate Increase,” MPS agreed to fix its interest rates and the MPUC allowed recovery of the fixed interest costs in rates.  On September 9, 2003, MPS executed swap agreements for the three variable rate issues, locking in the rates over the remaining terms of the issues.  For the Finance Authority of Maine (“FAME”) 1998 Taxable Elective Rate Stabilization Revenue Notes due 2008, the effective fixed interest rate has been set at 2.79%.  For the two series of tax-exempt bonds issued by the Maine Public Utilities Financing Bank (“MPUFB”), the effective fixed interest rates for the 1996 Series due 2021 and the 2000 Series due 2025 are 4.57% and 4.68% respectively.

At the end of 2003, the fair value of these qualified cash flow hedges was ($1,185,000), reflecting a drop in swap rates since the execution date.  Since September 9, 2003, the difference between the fixed rates and the underlying variable rates on the issues of approximately $294,000 was charged to operating income in 2003.  The fixed rates are higher than the previous floating rates and continue to be as of the date of this filing. Although the fixed interest rates were higher than the underlying variable rates, a portion of a MPUC approved rate increase effective November 1, 2003, was to cover this difference.  Management believes that the fixing of interest rates over the terms of MPS’s debt will serve to protect both shareholders and consumers from what it believes to be inevitable rising interest rates.  The loss in fair value on the interest rate swaps noted above less the deferred tax of $473,000 has been recorded as Other Comprehensive Income (Loss), in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  Gains or losses in the fair market value of the interest rate swaps do not impact net income or the revenues of MPS, unless shareholder’s common equity falls below the minimum allowable 48 percent as set by the MPUC.

On November 20, 2000, MPS purchased an interest cap of 6% that applied to the 2000 and 1996 Series of Maine Public Utilities Financing Bank’s (“MPUFB”) bonds issued on behalf of MPS with outstanding balances of $9 million and $13.6 million, respectively.  The interest cap expired in November, 2003.

On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June 8, 2008 on $11,540,000 of FAME’s Taxable Electric Rate Stabilization Notes, Series 1998A, issued on behalf of MPS.  In accordance with the rate treatment prescribed by the MPUC, the original cost of the interest rate cap has been amortized along with other issuance costs with $96,000 and $79,000 remaining at the end of 2003 and 2002, respectively, as a regulatory asset.  The provider of the cap estimated its value at the end of 2003 as approximately $27,000.

8.  LONG-TERM DEBT

On October 19, 2000, the Maine Public Utilities Financing Bank (“MPUFB”) issued $9 million of its tax-exempt bonds due October 1, 2025 (“2000 Series”) on behalf of MPS.  The proceeds were placed in trust to be drawn down for the reimbursement of issuance costs and for the construction of qualifying distribution property.  As of December 31, 2002, the proceeds in the trust account were $2.1 million. On October 17, 2003, MPS received the final distribution from the trust.   Pursuant to the long-term note issued under a loan agreement between MPS and the MPUFB, MPS has agreed to make payments to the MPUFB for the principal and interest on the bonds.  Concurrently, pursuant to a letter of credit and reimbursement agreement, MPS caused a Direct Pay Letter of Credit for an initial term of nineteen months, subsequently extended until June, 2004, to be issued by The Bank of New York for the benefit of the holders of such bonds.   MPS is currently seeking an extension of the Direct Pay Letter of Credit and management believes these efforts will be successful.  To secure MPS’s obligations under the letter of credit and reimbursement agreement, MPS issued first and second mortgage bonds, in the amounts of $5.0 million and $4.525 million, respectively.  MPS has the option of selecting weekly, monthly, annual or term interest rate periods for the 2000 Series, and, at issuance, selected the weekly interest period, with an initial interest rate of 4.35%.  On November 20, 2000, MPS purchased an interest rate cap of 6% at a cost of $36,000 that expired in November 2003, that applied to the 2000 and 1996 Series, as described below.  At the end of 2003, the cumulative effective interest rate of the 2000 Series, including the effective fixed swap rate of 4.68%, issuance costs and credit enhancement fees since issuance was 7.14%.

A similarly structured series of Bonds was issued on behalf of MPS by the MPUFB in 1996 (“1996 Series”), with $13.6 million outstanding due in 2021.  A Direct Pay Letter of Credit was issued by The Bank of New York, which has been extended to June 2004, and is secured by $14.4 million of second mortgage bonds.  At the end of 2003, the cumulative effective interest rate of the 1996 series, including the effective fixed swap rate of 4.57%, issuance costs and credit enhancement fees was 6.13%.

On May 29, 1998, FAME issued $11,540,000 of its Taxable Electric Rate Stabilization Revenue Notes, Series 1998A (MPS) (“Notes”) on behalf of MPS.  The Notes were issued pursuant to, and are secured under, a Trust Indenture by and between FAME and Peoples Heritage Bank, Portland, Maine, as Trustee (“the Trustee”), for the purpose of:  (i) financing the up-front payment to Wheelabrator-Sherman of approximately $8.7 million, as required under an amended purchase power agreement; (ii) for the Capital Reserve Fund, as required by

FAME under their Electric Rate Stabilization Program; and (iii) for issuance costs.  The Notes are limited obligations of FAME, payable solely out of the trust estate available under the Indenture, principally the Loan Note and Loan Agreement with MPS and the Capital Reserve Fund held by the Trustee, which was approximately $2.4 million at the end of 2003 and 2002.  MPS has issued $4.0 million of its first mortgage bonds and $7.54 million of its second mortgage bonds as collateral for its performance under the Loan Note issue pursuant to the Loan Agreement.  The Notes will bear interest at a Floating Interest Rate and will be adjusted weekly.  On June 1, 1998, MPS purchased an interest rate cap of 7% at a cost of $172,000, to expire June, 2008, to limit its interest rate exposure to quarterly U.S. LIBOR rates.  At the end of 2003, the cumulative effective interest rate, including the fixed swap rate of 2.79%, issuance costs and credit enhancement fees for the Notes was 3.81%.

The MPUFB tax-exempt issues are subject to the same restrictive covenants as those discussed for MPS’s revolving credit arrangement in Note 6, “Short-Term Credit Arrangements.”

9.  STOCK COMPENSATION PLAN

Upon approval by MPS’s shareholders in June of 2002, MPS adopted the 2002 Stock Option Plan (the “Plan”).  The Plan was subsequently adopted by the Company after its formation.  The Plan provides designated employees of the Company and its Subsidiaries with stock ownership opportunities and additional incentives to contribute to the success of the Company, and to attract, reward and retain employees of outstanding ability.  The Plan is administered by the members of the Performance and Compensation Committee of the Board of Directors, who are not employees of the Company or its Subsidiaries.  The Company may grant options to its employees for up to 150,000 shares of common stock, provided that the maximum aggregate number of shares which may be issued under the plan pursuant to incentive stock options shall be 120,000 shares.  The exercise price for shares to be issued under any incentive stock option shall not be less than one hundred percent (100%) of the fair market value of such shares on the date the option is granted.  An option’s maximum term is 10 years.  Prior to the issuance of options to the Company’s President and Chief Executive Officer, the Board, based on a recommendation of the Performance and Compensation Committee, modified the grant agreement to lessen the economic liability to the Company.  As modified, the change of control provisions were eliminated and the three-year vesting schedule will be followed.

The Company accounts for the fair value of its grants under the plan in accordance with the expense provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  The effect of the grants on compensation expense for the year ended December 31, 2003 was immaterial.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 4.34 percent; expected volatility of 20 percent, risk-free interest rate of 3.64%; and expected lives of 7 years.

A summary of the status of the Company’s stock option plan as of December 31, 2003, and changes during the year then ended is presented below:

Options	Shares	Exercise Price
Outstanding at January 1, 2003	5,250	$30.45
Granted	5,250	$32.51
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2003	10,500	$31.48
Options exercisable at December 31, 2003	0
Weighted-average fair value of options granted	$6.03

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price
$30.45 - $32.51	10,500	9.0 years	31.48	—	—

10.  BENEFIT PLANS

U. S. Defined Benefit Pension Plan

The Company has an insured non-contributory defined benefit pension plan covering substantially all employees.  Benefits under the plan are based on employees’ years of service and compensation prior to retirement.

The Company’s policy has been to fund pension costs accrued.  The Company made tax-deductible contributions of $409,000 for the 2003 plan year in December, 2003 and $276,570 for the 2002 plan year in January, 2003.

Health Care Benefits

In addition to providing pension benefits, the Company provides certain health care benefits to eligible employees and retirees.  All employees and retirees share in the cost of their medical benefits, in addition to plan deductibles and coinsurance payments, totaling approximately 12.2% and 11.26% of medical insurance premiums in 2003 and 2002, respectively.  In 2002, certain amendments were made to the plan, including the following.  Effective with retirements after January 1, 1995 and employees hired before January 1, 2003, retirees will be eligible for retiree medical coverage after completing twenty years of service, subject to a contribution schedule.  Employees hired after January 1, 2003 will be eligible for retiree medical coverage after completing twenty-five years of service; however, their spouse will not be eligible for coverage.  For employees hired after December 31, 1999 and prior to January 1, 2003, spousal retiree medical coverage ceases upon the spouse’s attainment of age 65.  Retirees who were hired before January 1, 2003 will contribute to the cost of their coverage starting at 60% for retirees with twenty years of service with the contribution declining to $69.33 per month until age 65 and $21.62 per month thereafter for thirty or more years of service.  Retirees who were hired after January 1, 2003 will contribute to the cost of their coverage starting at 70% for retirees with twenty-five years of service and declining to the above-mentioned monthly amounts for thirty or more years of service.  The above amendments in plan provisions have been incorporated into the calculation of the related actuarial benefit obligation.

Based on prior MPUC accounting orders, the Company established a regulatory asset of approximately $1,061,000, representing deferred post-retirement benefits.  As an element of its four-year rate plan, the Company began recovering these deferred expenses over a ten-year period, along with the annual expenses in excess of pay-as-you-go expenses, starting in 1996.  The Company made a payment of $354,000 to fund the 401(h) sub-account of the Pension Trust for non-union retiree medical payments on September 14, 2000 and $92,190 on June 19, 2003.  On December 28, 1999 and December 27, 2001, the Company made payments of $2.1 million and $641,000, respectively, to a Voluntary Employee Benefit Association (“VEBA”) trust fund, an independent external trust fund for union retiree medical payments.  These payments provide funding for future post-retirement health care costs at such time as customers are paying for these costs in their rates.  For purposes of determining the accrued post-retirement benefit cost as of December 31, 2003 the health care cost trend rate used was 8% in 2004 and graded down to 4% in 2013, remaining at that level thereafter.  These rates have a significant effect on the amounts reported for the health care plan.  A one-percentage-point change in the trend rates would have the following effects:

	One-Percentage-Point
(Dollars in Thousands)	Increase	Decrease

Effect on total cost of service and interest cost components	$135	$(107)

Effect on post-retirement benefit obligation	$1,408	$(1,146)

The following table sets forth the plans’ change in benefit obligation, change in plan assets, funded status and assumptions as of December 31, 2003 and 2002:

	Pension Benefits		Health Care Benefits
(Dollars in Thousands)	2003	2002	2003	2002
Changes in benefit obligation
Benefit obligation at beginning of year	$17,839	$16,604	$8,924	$7,930
Service cost	430	411	193	175
Interest cost	1,144	1,132	539	577
Amendments	—	—	—	(699)
Termination benefits	—	231	—	171
Actuarial loss	992	640	488	1,233
Employee’s contributions	—	—	31	1
Benefits paid	(1,219)	(1,051)	(549)	(460)
Administrative expenses	(114)	(128)	—	(3)
Benefit obligation at End of year	19,072	17,839	9,626	8,925

Change in plan assets
Fair value of plan assets at Beginning of year	13,330	14,731	2,336	2,644
Actual return on plan assets	2,213	(222)	393	(143)
Employee contributions	—	—	31	1
Employer contribution	686	—	423	298
Benefits paid	(1,219)	(1,051)	(549)	(460)
Administrative expenses	(114)	(128)	—	(3)
Fair value of plan assets at end of year	14,896	13,330	2,634	2,337
Funded Status (Benefit Obligation - Fair Value at end of year)	(4,176)	(4,509)	(6,992)	(6,588)
Unrecognized transition (asset) obligation	—	(16)	1,272	1,415
Unrecognized prior service costs	569	658	(467)	(527)
Unrecognized net actuarial (gain)/loss	1,651	1,634	4,807	4,708
Accrued benefit cost	$(1,956)	$(2,233)	$(1,380)	$(992)
Weighted-average assumptions as of December 31 (measurement date)
Discount rate	6.25%	6.50%	6.25%	6.50%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	N/A	N/A

The Company uses a December 31 measurement date for its pension and post-retirement benefit plans.  The Company’s accumulated benefit obligation for all defined benefit pensions plans was $16.2 million and $15.4 million at December 31, 2003 and 2002, respectively.

		Percentage of Plan Assets at December 31
	Target Allocation
	2004	2003	2002
Plan Assets
Pension Plan
Asset Category
Equity Securities	50-60%	52%	46%
Debt Securities	40-50%	36%	44%
Real Estate	0%	0%	0%
Other	5-15%	12%	10%
Total		100%	100%

Health Care Benefits
Asset Category
Equity Securities	52-63%	61%	53%
Debt Securities	37-48%	39%	47%
Real Estate	0%	0%	0%
Other	0-5%	0%	0%
Total		100%	100%

The investment objective is to achieve long-term growth of capital, with exposure to risk set at an appropriate level.  This objective shall be accomplished through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities.  The account is to be managed on a fully discretionary basis to obtain the highest total rate of return in keeping with a moderate level of risk.  The target rate of return for the portfolio will be 8.5% with the goal of exceeding returns of the S&P 500 on the equity side and the Lehman Brothers Aggregate Bond Index on the fixed income side.

The following table sets forth the plans’ net periodic benefit cost for 2003, 2002 and 2001:

	Pension Benefits			Health Care Benefits
(Dollars in Thousands)	2003	2002	2001	2003	2002	2001
Service cost	$430	$411	$342	$193	$175	$108
Interest cost	1,144	1,132	1,105	539	577	431
Expected return on plan assets	(1,239)	(1,279)	(1,277)	(195)	(218)	(192)
Amortization of transition obligation	(16)	(77)	(77)	142	213	213
Amortization of prior service cost	90	90	90	(60)	(60)	(60)
Recognized net actuarial (gain)	—	—	(65)	192	176	29
Net periodic benefit cost	$409	$277	$118	$811	$863	$529

Additional FAS 88 Termination Benefit	—	$231	—	—	$171	—

In November, 2002, a Voluntary Early Retirement Program (VERP) was offered to employees age 59 and over with 16 years of service.  Of the 13 employees eligible for the program, 10 accepted the program and retired effective January 1, 2003.  The impact of the VERP is included in “Additional FAS 88 Termination Benefit,” above.

	Pension Benefits	Health Care Benefits
Cash Flows	Employer	Employee	Participants
Contributions
2002	$0	$297,797	$1,032
2003	$685,570	$422,804	$30,707
Expected 2004	$400,000	$505,869	$30,665

Benefit Payments
2002	$1,051,107	$460,391
2003	$1,219,266	$549,089

Estimated Future Benefit Payments
2004	$1,106,582	$582,180
2005	$1,089,107	$580,407
2006	$1,072,849	$591,450
2007	$1,062,763	$600,287
2008	$1,055,360	$615,462
Years 2009 – 2013	$5,738,340	$3,625,219

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

In accordance with FASB Staff Position No. FAS 106-1, any measures of the accumulated pension benefit obligation (“APBO”) or net periodic post-retirement benefit cost in the Company’s financial statements or accompanying notes do not reflect the effects of the Act on its plan.  Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require a sponsor to change previously reported information. Moreover, the issues of how and when the federal subsidy should be accounted for are not yet resolved by the FASB. The Company has not yet determined the potential effects of the Act on its future post-retirement costs, including the participation rates in its benefit plans, nor whether any amendments to its benefit plans are appropriate given the provisions of the Act.

Retirement Savings Plan

The Company has adopted a defined contribution plan (under Section 401(k) of the Internal Revenue Code) covering substantially all of the Company’s employees.  Participants may elect to defer from 1% to 15% of current compensation, and the Company contributes such amounts to the plan.  The Company also matches contributions, with a maximum matching contribution of 2% of current compensation.  Participants are 100% vested at all times in contributions made on their behalf.  The Company’s matching contributions to the plan were approximately $112,000, $117,000 and $114,000 in 2003, 2002, and 2001, respectively.

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash in banks, receivables, and debt.  The carrying amounts for cash, receivables, and short-term debt approximate their fair value due to the short-term nature of these items.  At December 31, 2003, the Company’s long term debt had a carrying value and a fair value of approximately $30.7 million.

12.   COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

MPUC Approves Elements of Rates Effective March 1, 2000

On October 14, 1998, and subsequently amended on February 9, 1999, August 11, 1999, and December 15, 1999, MPS filed its determination of stranded costs, transmission and distribution costs, and rate design with the MPUC.  MPS’s amended testimony supported its $95.7 million estimate of stranded costs, net of available value from the sale of the generating assets, when deregulation occurred on March 1, 2000.  The major components include the remaining investment in Seabrook, the above-market costs of the amended power purchase agreement and recovery of fuel expense deferrals related to WS, the obligation for remaining operating expenses and recovery of MPS’s remaining investment in Maine Yankee, and the recovery of several other regulatory assets.

On October 15, 1999, MPS filed with the MPUC a Stipulation resolving the revenue requirement and rate design issues for MPS’s transmission and distribution (“T&D”) utility.  This Stipulation was signed by the Office of Public Advocate and approval was recommended by the MPUC Staff.  Under the Stipulation, MPS’s total annual T&D revenue requirement of $16,640,000, went into effect on March 1, 2000.  This revenue requirement includes a 10.7% return on equity with a capital structure based on 51% common equity.  The Stipulation further provided that the precise level of stranded cost recovery could not be determined until final determination of all costs associated with the sale of MPS’s generating assets, but did set forth some general principles concerning MPS’s ultimate stranded costs recovery, including agreement that the major components of MPS’s stranded costs are legitimate, verifiable and unmitigable, and therefore subject to recovery in rates.

On January 27, 2000, the MPUC approved a Stipulation in Phase II of Docket No. 98-577 that provided for the recovery in rates of MPS’s stranded investment.  The major element of the Phase II Stipulation was the $12.5 million of stranded investment recoverable annually beginning March 1, 2000, with that level of recovery set for two years.  This revenue requirement includes a return on un-recovered stranded investment based on the capital structure approved by the MPUC in its December 1, 1999 Order.  The approved capital structure consists of 51% common equity with an authorized return on equity of 10.7%.  The Phase II Stipulation also allowed MPS to offset its un-recovered stranded investment in Seabrook by approximately $7 million, (details provided in chart in “Capacity Arrangements — Generating Asset Sale,” below) representing an amount equal to 35% of the available value from the sale of the generation assets.  The parties to the Phase II Stipulation also resolved several rate design issues, principally the elimination of the inclining block rate for residential customers.  In addition, MPS was granted several accounting orders incorporating certain accounting methodologies used in determining the elements of stranded costs.  On August 4, 2000, the MPUC authorized MPS to record the difference between the approved contracts for two large industrial customers and their current special discount rates, designed for customer retention, as revenue and a regulatory asset.  This flexible pricing adjustment resulted in recognition of $200,000 and $961,000 of revenues and a corresponding regulatory asset in 2002 and 2001, respectively.  The annual revenue requirement associated with the recovery of stranded costs will be reviewed at least every three years, and was reviewed in late 2001 and late 2003.  See “MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2002,” and “MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004” below, for additional information.

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2002

On May 8, 2001, the MPUC issued a notice of investigation to determine whether MPS’s annual recovery of $12.5 million in stranded investment must be changed, effective March 1, 2002, to reflect any changes in its stranded costs.  On July 12, 2001, MPS filed its proposal in which it advocated continuing the $12.5 million annual recovery of stranded costs and also proposed to begin the recovery of deferred amounts associated with the discounted rates it had made available to certain industrial customers.  Also at issue in the proceeding was an insurance refund associated with Maine Yankee, of which MPS’s share is $1,005,000.  As of December 31, 2001, MPS reflected the refund as a miscellaneous deferred credit.  In February, 2002, $854,000 of the refund was applied to stranded costs and $151,000 of the refund was applied to other non-operating revenue.  A Stipulation placed before the MPUC in January, 2002 included annual stranded cost recovery of $11,540,000 and a 15% sharing of the Maine Yankee insurance refund with MPS’s shareholders, thereby leaving the rates charged to retail customers the same.  This Stipulation was approved by the MPUC on January 7, 2002, and the appropriate order was issued on February 27, 2002.

MPUC Approves Stranded Cost Revenue Requirements Effective March 1, 2004

In an Order dated February 27, 2004, MPS received final approval from the MPUC for the stranded cost revenue component of its electric delivery rates, effective March 1, 2004. Under Title 35-A of the Maine Revised Statutes Annotated, Section 3208, the MPUC is required to periodically investigate and adjust the stranded cost charges reflected in the rates of a transmission and distribution utility.  In accordance with this provision, on September 16, 2003, in Docket No. 2003-666, the MPUC issued a notice of investigation in order to determine whether MPS’s rates must be changed effective March 1, 2004 to reflect any changes in MPS’s stranded costs.  On February 27, 2004, the MPUC issued an order approving a stipulation under which MPS is allowed to recover $11,785,339 per year to satisfy its approved stranded cost revenue requirements for the “rate effective period” beginning March 1, 2004 and ending on December 31, 2006.  The approved revenue requirement for the rate effective period ended February 29, 2004 was $11,540,000.  Under the approved stipulation MPS’s stranded cost rates approved in Docket No. 2003-85 will remain in effect during the rate effective period.  The stipulation approved by the MPUC in Docket 2003-666 also approved and reaffirmed each of the elements and associated balances of MPS’s recoverable stranded costs.

As explained more fully below, during the course of Docket 2003-666 the parties reviewed the manner in which MPS was recovering and accounting for its carrying charges associated with the deferred fuel element of its stranded cost.  As a result of the stipulation approved in Docket No. 2003-666, MPS will record deferred income tax expense associated with deferred fuel carrying charges during the rate effective period from March 1, 2004 through December 31, 2006, as compared to past treatment where such expense was deferred for future recovery.  Because the deferred fuel carrying charge component of MPS’s stranded costs is not expected to fully amortize until 2012, the Company anticipates that deferred income tax expense will be incurred through 2012, subject to future stranded cost filings with the MPUC.  In Dockets 98-577 and 2001-240, the parties stipulated that MPS would accrue carrying costs on its unrecovered fuel balance (the “deferred fuel account”) during the respective rate effective period at its net of tax cost of capital rate.  Consistent with the stipulation in Docket No. 2001-240, MPS accrued a carrying charge using the net of tax rate of 7.98% through October 31, 2003 applied against its unrecovered deferred fuel balance.  From November 1, 2003 to December 31, 2003 MPS accrued its carrying charge using a net of tax rate of 7.06%, based on the cost of capital approved in Docket No. 2003-85 (described in Docket 2003-85 Partial Stipulation filed on September 2, 2003).

During the course of the Docket 2003-666 proceeding, MPS determined that it had not previously recognized accumulated deferred income taxes with respect to the carrying charges on the deferred fuel account and that the recording of a deferred tax liability to its balance sheet pursuant to FAS 109 in the amount of $2.896 million was required, of this, $2.739 million was recorded as of December 31, 2003. The deferred fuel balance as of March 1, 2004 prior to any adjustment is projected to be $18,838,000.  Under the stipulation MPS is allowed to adjust its accumulated deferred income tax account and the deferred fuel balance by $2,896,000, as of March 1, 2004, resulting in a total projected deferred balance as of March 1, 2004 of $21,734,000.  Under the approved stipulation the parties also agreed that the return component on the deferred fuel balance should be reduced in such a manner that ratepayers were held harmless on a net present value basis as a result of the March 1, 2004 adjustment to the deferred fuel balance.  During the rate effective period ending on December 31, 2006, the overall pre-tax return component on the deferred fuel balance will be 8.28%, reflecting a 6.17% return on equity.  The return on the deferred fuel balance will be reviewed in future stranded cost rate setting proceedings and will be adjusted as necessary in order that the present value of the revenue requirements of the deferred fuel account without the adjustments described above equals the present value of the revenue requirements of the deferred fuel account with the adjustments.  MPS concludes that as a result of this stipulation and the foregoing described adjustment to the deferred fuel balance and the accumulated deferred income tax liability that no further adjustment is necessary under FAS 109 in order to reflect prior unrecorded deferred income taxes.

The decreased cost of capital rate beginning on March 1, 2004 will have an impact on future stranded cost earnings and cash flow, but will not impact future distribution or transmission earnings.  In the year 2004, the Company anticipates that it will record deferred income tax expense of approximately $412,000 associated with the deferred fuel carrying charges.  The amount of deferred income tax expense recorded in future years will vary depending upon the amount of the accrued carrying charge in any year, and the tax rates then in effect.  The Company anticipates that earnings from carrying charges on its stranded costs in 2004 will be approximately $267,000 lower than the amount that would have been recorded had the Company continued to use the original cost of capital on its deferred fuel balance, for a total earnings impact of $679,000 in 2004.  The impact on future earnings resulting from the agreed upon lower cost of capital, when compared against the cost of capital used in prior stranded cost filings, will vary.  Schedules filed by the Company as part of the stipulation in Docket No. 2003-666 reflect the deferred fuel balance as of March 1, 2003, certain additions to relating to the Wheelabrator-Sherman above-market contract through December, 2006 and the amortization of the deferred fuel balance though 2012.  Applying these assumptions, current tax rates and the agreed upon cost of capital, the Company anticipates that the impact on future earnings resulting from recording deferred income taxes on accrued carrying charges and applying a lower cost of capital to the deferred fuel balance could range from $1.0 million in 2005, increasing to $1.2 million in 2007, then gradually decreasing to $17,000 in 2012.  These amounts may vary with changes in the deferred fuel balance and other variables which the Company cannot predict with certainty at this time.  Management is analyzing means to mitigate the impact of this stipulation on future net income and cash flows.

In addition to the return allowed on its deferred fuel account as set forth above, under the approved stipulation MPS shall be allowed to recover the following pre-tax returns on the applicable stranded cost rate base components during the rate effective period: (i) the pre-tax return on unrecovered balance of the Wheelabrator-Sherman Contract Buydown shall be 2.79% plus its FAME issuance costs; (ii) the pre-tax return on the unrecovered Seabrook Investment and approved special rate contract costs shall be 11.74%; and, (iii) the pre-tax return on the Maine Yankee decommissioning related costs shall be 8.56%.

MPUC Request for Approval of Alternative Rate Plan

On March 6, 2003, MPS submitted its formal “Request for Approval of Alternate Rate Plan” (“ARP”) (MPUC Docket 2003-85). The proposal was a seven-year rate plan for its distribution delivery services and had a target implementation date on or before July 1, 2003. The ARP is an alternative form of regulating MPS’s distribution assets, similar to the performance rate plans the MPUC has adopted for Central Maine Power Company and Bangor Hydro-Electric Company. In accordance with a recently enacted state statute, Maine utilities requesting an ARP must now also file cost of service financial information as part of the ARP proceeding.  In connection with this aspect of the ARP review and analysis, MPS has been authorized by, and has received final approval from the MPUC to increase its electric delivery rates.  Following the entry of a procedural order, discovery, and a public conference, by an Order dated October 29, 2003, the MPUC approved a final Supplemental Stipulation in connection with this rate increase.  As a result, effective November 1, 2003, MPS increased its total electric delivery rate by 3.78%, or a total revenue increase not to exceed $1,126,552.  This increase includes $685,037 in distribution revenues and $441,515 in transmission revenues.  Following the entry of the order approving the Supplemental Stipulation, the ARP proceeding was bifurcated and MPS had until December 31, 2003 to notify the MPUC of its intention to proceed with the remaining elements of the ARP or withdraw the ARP docket.  On December 29, 2003, MPS withdrew its request for approval for its ARP from the proceedings.

FERC Approves Increase in Retail Transmission Rates

The FERC approved wholesale transmission rates effective June 1, 2002, in FERC Docket No. ER00-1053, a proceeding related to MPS’s Open Access Transmission Tariff (“OATT”).  On August 6, 2002, MPS notified the MPUC of its intention to implement the associated transmission component of its retail T&D rates, with the new rates effective October 1, 2002.  The FERC maintains jurisdiction over all transmission rates.  This implementation increased overall delivery rates by approximately 2%.  MPS increased its transmission rates subject to refund and issuance of a final order by FERC, which was issued in March, 2003.

FERC Open Access Transmission Tariff (“OATT”) Filing

Pursuant to Section 2.4 of the Settlement Agreement filed on September 30, 2000, in Docket No. ER00-1053-000, and accepted by the FERC on September 15, 2000, MPS provided parties and FERC staff on June 10, 2003, the OATT Formula Rate charges that MPS proposed to apply on June 1, 2003, together with back-up materials. On June 1, 2003, the Formula Rate charges became effective subject to a refund that may occur in connection with a settlement stipulation negotiated by the parties to the proceeding.  In general, MPS is seeking a slight modification to its rate formula under its transmission tariff, including, among others, changes in certain depreciation rates for transmission property, and allocations of certain operating expenses and revenues.  The return on common equity used in determining the rate of return on transmission rate base will remain at 11%.  An Order approving the 2003 informational filings and OATT revisions is expected during the first quarter of 2004.  MPS is currently engaged in discussions with the parties and FERC staff to resolve all outstanding issues in the filing with the objective of reaching a settlement agreement.  In February 2004, the parties executed a settlement which was filed with the FERC on February 11, 2004.

Seabrook Nuclear Power Project

In 1986, MPS sold its 1.46% ownership interest in the Seabrook Nuclear Power Project with a cost of approximately $92.1 million for $21.4 million.  Both the MPUC and the FERC allowed recovery of MPS’s remaining investment in Seabrook Units 1 and 2, adjusted by disallowed costs and sale proceeds, with the costs being amortized over thirty years.

Recoverable Seabrook costs at December 31, 2003 and 2002 are as follows:

	(Dollars in Thousands)
	2003	2002

Recoverable Seabrook Costs	$43,136	$43,136
Accumulated Amortization	(29,247)	(28,137)
Recoverable Seabrook Costs, Net of Amortization	$13,889	$14,999

In March 2000, MPS was allowed to offset $7.0 million of the recoverable Seabrook costs with the available value from its deferred asset sale gain, as detailed in “Capacity Arrangements-Generating Asset Sale,” below.  The decrease in recoverable Seabrook costs represents monthly amortization, recorded as amortization expense in January and February, 2000, and then as stranded costs applied to the deferred asset sale gain beginning in March, 2000, as described in “MPUC Approves Elements of Rates Effective March 1, 2000,” above.

Nuclear Insurance

In 1988, Congress extended the Price-Anderson Act for fifteen years and increased the maximum liability for a nuclear-related accident.  In the event of a nuclear accident, coverage for the higher liability now provided for by commercial insurance coverage will be provided by a retrospective premium of up to $88.1 million for each reactor owned, with a maximum assessment of $10 million per reactor for any year.  Maine Yankee is not liable for “events” or “accidents” occurring after January 7, 1999, when exemption was received from the Nuclear Regulatory Commission.  These limits are also subject to inflation indexing at five-year intervals as well as an additional 5% surcharge, should total claims exceed funds available to pay such claims.  Based on MPS’s 5% equity ownership in Maine Yankee (see Note 5, “Investments in Associated Companies”), MPS’s share of any retrospective premium would not exceed approximately $2.9 million or $.5 million annually, without considering inflation indexing.

Generating Asset Sale

On July 7, 1998, MPS and WPS Power Development, Inc., (“WPS-PDI”) signed a purchase and sale agreement for MPS’s electric generating assets.  WPS-PDI agreed to purchase 91.8 megawatts of generating capacity for $37.4 million, which was 3.2 times higher than the net book value of the assets.  The gain from the asset sale reduced stranded cost revenue requirements, as discussed in “MPUC Approves Elements of Rates Effective March 1, 2000,” above.

On June 8, 1999, after receiving all of the major regulatory approvals, MPS completed the sale to WPS-PDI for $37.4 million.  MPS’s 5% ownership in Maine Yankee was not part of the sale, since the plant is being decommissioned.  After paying Canadian, Federal and State income taxes, the remaining proceeds, along with interest in the trust account, were used to reduce MPS’s debt.  The gain from the sale was deferred, and recognized according to the MPUC’s decision on MPS’s determination of stranded costs, transmission and distribution costs, and rate design.  The components of the deferred gain were as follows:

(Dollars in Millions)
Gross proceeds *	$38.6
Settlement adjustments	(.1)
Net proceeds	38.5
Net book value	(11.5)
Excess taxes on sale of Canadian Assets	(3.4)
Transition costs, net	(1.9)
Other	.7
Available deferred gain	22.4
Utilization of available value per MPUC orders	(22.4)
Remaining deferred gain	$0

*    Gross proceeds were increased by $1.05 million before tax in September 2001 due to an MPUC approved settlement between CMP and other former owners of Wyman Unit No. 4, including MPS.  The proceeds increased the deferred gain and further reduced stranded costs.

With the sale of MPS’s generating assets in June, 1999, MPS purchased energy from the new owners under an agreement that expired February 29, 2000, and these purchases are classified as purchased energy.

As part of the generating asset sale on June 8, 1999, MPS has entered into two indemnity obligations with the purchaser, WPS-PDI.  First, MPS will be liable, with certain limitations, for certain Aroostook River flowage damage.  This liability will continue for ten years after the sale and shall not exceed $2,000,000 in the aggregate.  Second, MPS has warranteed the condition of the sites sold to WPS-PDI, with an aggregate limit of $3,000,000 for two years after the date of sale, and five years after the sale for environmental claims.  The Company is unaware of any pending claims under either of these indemnity obligations.

Maine Yankee

MPS owns 5% of the common stock of Maine Yankee, which operated an 860 MW nuclear power plant (the “Plant”) in Wiscasset, Maine.  On August 6, 1997, the Board of Directors of Maine Yankee voted to permanently cease power operations and to begin decommissioning the Plant.

On September 1, 1997, Maine Yankee estimated the sum of the future payments for the closing, decommissioning and recovery of the remaining investment in Maine Yankee to be approximately $930 million, of which MPS’s 5% share would be approximately $46.5 million.  On nine different occasions dating back to December 1998, Maine Yankee has updated its estimate of decommissioning costs based on the Settlement.  Legislation enacted in Maine in 1997 called for restructuring the electric utility industry and provided for recovery of decommissioning costs, to the extent allowed by federal regulation, through the rates charged by the transmission and distribution companies.  Based on the Maine legislation and regulation precedent established by the FERC in its opinion relating to the decommissioning of the Yankee Atomic nuclear plant, MPS believes that it is entitled to recover substantially all of its share of such costs from its customers and, as of December 31, 2003, is carrying on its consolidated balance sheet a regulatory asset and a corresponding liability in the amount of $17.8 million, which reflects MPS’s 5% share of Maine Yankee’s September 2003 revised estimate of the remaining decommissioning costs, less actual decommissioning payments made since then, and discounted by a risk-free interest rate.

The MPUC, on January 27, 2002, approved a Stipulation providing for the recovery of stranded investment, for a two-year period from March 1, 2002 until February 29, 2004, which includes MPS’s share of Maine Yankee decommissioning expenses, Maine Yankee replacement power costs, and the remaining Maine Yankee investment.

As of December 31, 2003, deferred fuel of $20.5 million is reflected as a regulatory asset, which includes the Maine Yankee replacement power costs, as well as deferred Wheelabrator-Sherman fuel costs.

In accordance with its 1999 FERC rate case settlement, on October 21, 2003, Maine Yankee filed a revised formula rate schedule with the FERC, proposing an effective date of January 1, 2004.  The filing contained a revised decommissioning cost estimate and collection schedule to assure that adequate funds are available to safely and promptly decommission the Plant and operate and manage the independent spent fuel storage installation (“ISFSI”). In the filing, Maine Yankee also requested a change in its billing formula and an increase in the level of collection for certain post-retirement benefits.  To meet these needs, Maine Yankee proposed to collect an additional $3.77 million per year over current decommissioning collection levels through October 2008, exclusive of any income-tax liability, for the decommissioning and spent-fuel management expense, and to collect from November 2008 through October 2010, the amounts needed to replenish its Spent Fuel Trust for funds previously used for ISFSI construction.  On December 19, 2003, the FERC issued an order accepting the new rates effective January 1, 2004, subject to refund pending a hearing.  Maine Yankee believes it is entitled to recover the costs underlying the proposed new rates, but cannot predict the outcome of the rate proceeding.

As previously reported, in May 2000, Maine Yankee terminated its decommissioning operations contract with Stone & Webster Engineering Corp. (“Stone & Webster”) pursuant to the terms of the contract.  Stone & Webster disputed Maine Yankee’s grounds for the termination.  In June 2000, Stone & Webster filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.  Since the contract termination, Maine Yankee has managed the decommissioning project itself.

In December 2001, Maine Yankee and Federal Insurance Company (“Federal”) entered into a settlement agreement resolving litigation between the parties, pursuant to which Federal paid Maine Yankee $44 million.  That amount represented full payment under the performance bond provided by Federal, plus an additional amount under its payment bond reflecting certain payments previously made by Maine Yankee to subcontractors and suppliers who had not been fully paid by Stone & Webster.  Maine Yankee deposited the payment in its decommissioning trust fund to offset past and future expenses resulting from the failures of Stone & Webster.

In addition, Maine Yankee continued to pursue its claim for damages that was originally filed against Stone & Webster and its then parent corporations in August 2000, in the Bankruptcy Court in Delaware.  After recognizing the payment from Federal, Maine Yankee asserted a right to recover an additional $21 million in that court from the bankruptcy estates.  After extensive interim proceedings and negotiations, in the third quarter of 2003, the major parties agreed to a joint plan of reorganization under which Maine Yankee would have an allowed claim of $20.3 million against the principal bankrupt estate, subject to certain contingencies.  Under the plan, Maine Yankee would also have a first lien on any distributions from a related bankrupt estate in the proceeding on any amount needed to increase its actual cash recovery to $18.5 million.  On January 13, 2004, Maine Yankee received an initial distribution of $8.4 million, which it deposited in its decommissioning trust fund.  The amount of cash that Maine Yankee will actually recover on the balance of its claim remains contingent on a number of factors beyond Maine Yankee’s control that affect the amount of bankrupt estate assets ultimately available to pay the claim.  Maine Yankee has settled its litigation claims against Stone & Webster’s bankruptcy estate and Envirocare in connection with Stone & Webster’s bankruptcy proceeding.

Federal legislation enacted in 1987 directed the Department of Energy (“DOE”) to proceed with the studies necessary to develop and operate a permanent high-level waste (spent fuel) repository at Yucca Mountain, Nevada. The project has encountered delays, and the DOE has indicated that the permanent disposal site is not expected to open before 2010, although originally scheduled to open in 1998.

In accordance with the process set forth in the legislation, in February 2002, the Secretary of Energy recommended the Yucca Mountain site to the President for the development of a nuclear waste repository, and the President then recommended development of the site to Congress. As provided in the statutory procedure, the state of Nevada formally objected to the site in April 2002, and in July 2002, Congress overrode the objection. Construction of the repository requires the approval of the Nuclear Regulatory Commission (“NRC”), upon application of the DOE, and after a public adjudicatory hearing, as well as a second NRC approval after completion of construction to operate the facility. Maine Yankee cannot predict the timing or results of those proceedings.

In November 1997, the U.S. Court of Appeals for the District of Columbia Circuit confirmed the obligation of the DOE under the Nuclear Waste Policy Act of 1982 to take responsibility for spent nuclear fuel from commercial reactors in January 1998. After an unsuccessful effort by Maine Yankee in the same court to compel the DOE to take Maine Yankee’s spent fuel, in June 1998, Maine Yankee filed a claim for money damages in the U.S. Court of Federal Claims for the costs associated with the DOE’s default. In November 1998, the Court granted summary judgment in favor of Maine Yankee, ruling the DOE had violated its contractual obligations, but leaving the amount of damages incurred by Maine Yankee for later determination by the Court.  Since then the parties have been engaged in extensive discovery and resolution of pre-trial issues in the damages phase of the proceeding.  On June 26, 2003, the Court denied three motions for summary judgment filed by the DOE and indicated in its order that final pretrial submissions were to be due at the end of September 2003, with a trial to follow shortly thereafter.  However, at the end of September, the DOE requested an extension of time to complete its discovery, which was later granted, extending the discovery period to February 12, 2004.  Maine Yankee is pursuing its claim for determination of damages vigorously, but cannot predict the outcome or timing of the determination.

At the same time, as an interim measure until the DOE meets its contractual obligation to dispose of Maine Yankee’s spent fuel at Yucca Mountain or elsewhere, Maine Yankee constructed an ISFSI, utilizing dry-cask storage, on the Plant site and has completed the process of transferring the spent fuel from the spent-fuel pool to the individual casks and the casks to the ISFSI.  Maine Yankee’s total cost of maintaining the ISFSI will be substantially affected by heightened security costs and by the length of time it is required to operate the ISFSI before the DOE honors its contractual obligation to take the fuel from the site.  Maine Yankee’s current decommissioning costs estimate is based on an assumption that its operation of the ISFSI will end in 2023, but the actual period of operation and cost may vary.

On January 15, 2003, Maine Yankee notified NAC International (“NAC”), the contractor responsible for providing for the fabrication of the spent-fuel casks and transferring the fuel to the casks and the casks to the ISFSI, that Maine Yankee was terminating its contract with NAC pursuant to the terms of the contract. NAC had been experiencing financial difficulties and had requested relief from the terms of the contract. Maine Yankee believes that NAC had also failed to perform its contractual obligations in accordance with the terms of the contract and provide adequate assurance of its ability to do so in the future. NAC disputed Maine Yankee’s basis for terminating the contract and served Maine Yankee with a demand to arbitrate the dispute and a request for damages.  Maine Yankee, in turn, filed suit in the U.S. District Court for the District of Maine against NAC, its bonding company, and its parent guarantor, wherein Maine Yankee sought, among other things, damages due to NAC’s failure to perform.  Maine Yankee also entered into contracts with the major subcontractors and resumed the transfer of fuel to the ISFSI under its own management.

In April 2003, after extensive negotiations, the parties entered into a comprehensive settlement agreement resolving all the disputed issues and providing for Maine Yankee to replace NAC in managing the completion of the fuel-transfer work.  The settlement included a payment for $10.4 million to Maine Yankee to compensate Maine Yankee for higher costs incurred or to be incurred as a result of NAC’s failure to perform its contractual obligations.  The payment was reflected in Maine Yankee’s second quarter 2003 results.  Although the NAC dispute contributed to a slowdown in the progress of the fuel transfer work in the first quarter of 2003, since then Maine Yankee has implemented additional efficiencies and the pace of work has improved to a point where it has been consistently exceeding the pre-2003 pace.  The transfer of spent fuel to the ISFSI was completed in the first quarter of 2004.

The Federal Low-Level Radioactive Waste Policy Amendments Act, enacted in 1986, required states, either alone or in multi-state compacts, to provide for the disposal of low-level radioactive waste generated within their borders.  The States of Maine, Texas and Vermont entered into a compact for the disposal of low-level waste over a 30 year period at a then-planned facility in west Texas.

The terms of the compact provided that the state of Maine would contribute $25 million, payable (1) in two equal installments, the first after ratification by Congress and the second upon commencement of operation of the Texas facility, or (2) alternatively, if agreed by the three states, in accordance with the schedule for repayment of bonds issued for the development or operation of the facility.  By statute, those costs were to be initially assessed against Maine Yankee, as the operator of a nuclear power plant in Maine.  As required by the 1986 Act, the United States Congress ratified the compact in September 1998.  However, in October 1998, the Texas Natural Resource Conservation Commission denied a permit for the proposed west Texas site, and efforts to site such a facility in Texas were suspended.  Maine Yankee is shipping its low-level waste to other facilities licensed to accept such material.

At its 2002 session, the Maine legislature enacted legislation providing for the withdrawal of the state of Maine from the Texas compact pursuant to the terms of the compact.  The legislation cited the 1997 closure of the Maine Yankee plant and the inability of the state of Texas to cause a disposal facility to be built in a timely manner under the compact as the reasons for initiating the withdrawal process.  However, in its 2003 session, the Texas legislature enacted a bill that reactivated the process of siting a disposal facility in Texas and provides for Texas to seek payment from Maine of $12.5 million under the compact.  By letter dated September 10, 2003, the Attorney General of Texas requested payment of $12.5 million from the state of Maine, to which the state of Maine responded by denying liability.  Maine Yankee believes that withdrawal from the compact by the state of Maine is legally justified, but cannot predict the results of the Texas legislation on the state of Maine or Maine Yankee or of any attempt by any party to challenge the state of Maine’s withdrawal from the compact or to assess Maine Yankee for any payments under the compact.

On February 28, 2003, the Nuclear Regulatory Commission approved Maine Yankee’s License Termination Plan (“LTP”).  The LTP was approved without any unexpected conditions.  In accordance with the plan accepted by the SEC, Maine Yankee has started the redemption of its common stock periodically through 2008.

MEPCO

MPS also owns 7.49% of the common stock of Maine Electric Power Company, Inc., (“MEPCO”).  MEPCO owns and operates a 345-KV (“kilovolt”) transmission line about 180 miles long which connects the NB Power system with the New England Power Pool.

Wheelabrator-Sherman

MPS was ordered into a Power Purchase Agreement (“PPA”) with Wheelabrator-Sherman (“WS”) in 1986, which required the purchase of the entire output (up to 126,582 MWH per year) of a 17.6 MW biomass plant through December 31, 2000.  The PPA was subsequently amended in 1997, with WS agreeing to price reductions of $10 million through the end of the original term in exchange for an up-front payment of $8.7 million in May, 1998.  The MPUC’s December, 1997 approval of the amended PPA included a determination that the up-front payment would be treated as stranded cost and, therefore, recovered in rates of the transmission and distribution company, as discussed in “MPUC Approves Elements of Rates Effective March 1, 2000,” above.  Total stranded cost included as a regulatory asset under the caption “deferred fuel and purchased energy cost” in the accompanying balance sheet related to this contract is $20.5 million and $13.1 million at December 31, 2003 and 2002, respectively.

MPS and WS also agreed to renew the PPA for an additional six years at agreed-upon prices and an increase of output to 136,982 MW beginning in 2001.  Energy supply purchases under this contract through February 29, 2000 were $2.6 million.  As described in “MPUC Approves Elements of Rates Effective March 1, 2000,” above, purchases from WS after March 1, 2000 are reflected as stranded costs.

MPS estimates its remaining commitment to purchase power under this contract to be $35.7 million from January 1, 2004 through 2006.  MPS has entered a contract whereby WPS-PDI takes delivery of the power through February 28, 2002 at market prices, and beginning March 1, 2002 through February 29, 2004, Energy Atlantic, the Company’s wholly-owned marketing subsidiary, will be taking delivery of 40% of WS’s output and WPS-PDI will take the remainder.  MPS estimates that the remaining stranded costs will be $21.6 million through 2006, assuming arrangements similar to the one with WPS-PDI and EA will be in place for that period.

Construction Program

Expenditures on additions, replacements and equipment for the years ended December 31, 2003, 2002 and 2001, along with 2004 estimated expenditures, and are as follows:

	2004	2003	2002	2001
	(Unaudited Estimates)
MPS
Transmission	$498	$224	$1,007	$759
Distribution	2,650	3,520	4,004	3,317
General	2,644	865	911	608
Total MPS	5,792	4,609	5,922	4,684
Other Subsidiaries	0	268	6	23
Total	$5,792	$4,877	$5,928	$4,707

Off-Balance Sheet Arrangements

The Company does not have any variable interest entities as defined by Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) promulgated on January 17, 2003 and discussed in the Company’s reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003.  Except for operating leases used for office and field equipment, vehicles and computer hardware and software, accounted for in accordance with Financial Accounting Standards No. 13, “Accounting for Leases,” (“FAS 13”) the Company has no other form of off-balance sheet arrangements.  The following summarizes payments for leases for a period in excess of one year for the years ended December 31, 2003 and 2002:

	(Dollars in Thousands)
	2003	2002

Office Equipment	$0	$9
Vehicles	0	5
Computer Hardware and Software	53	112
Rights of Way	29	28
Field Equipment	21	30

Total	$103	$184

The future minimum lease payments for the items listed above for the next five years are as follows:

Future Minimum Lease Payments By Year For All Items

Years	Minimum Lease Payments
(Dollars in Thousands)
2004	$102
2005	$64
2006	$52
2007	$54
2008	$55

13.  GUARANTOR ARRANGEMENTS

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34,” (“FIN 45”).  FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee.  FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued.  The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified for financial statements for interim or annual periods ending after December 15, 2002.  The adoption of the recognition provisions of FIN 45 are not expected to have a material effect on the Company’s consolidated financial statements.  The following is a summary of our agreements that management has determined are within the scope of FIN 45.

As permitted under Maine law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity.  The term of the indemnification period is for the officer’s or director’s lifetime.  The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid.  As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.  All of these indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002.  Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

14.  ACQUISITIONS

On December 1, 2003, the Company’s Canadian subsidiary, Maricor acquired all of the outstanding common shares of Eastcan Consultants, Inc., a closely held Canadian corporation.  The results of Eastcan’s operations have been included in the consolidated financial statements since that date.  Eastcan is a mechanical and electrical engineering service firm headquartered in Moncton, NB, Canada. The acquisition is the Company’s first step towards achieving its stated strategy of gaining entry to the engineering services sector in the Maritime provinces of Canada.  The Company expects to increase Eastcan’s revenues by increasing marketing and business development more than Eastcan would have been able to do by itself.

The aggregate purchase price was $718,000, consisting of 5,529 shares of MAM common stock valued at $194,000, $397,000 of cash, $5,000 in unrealized foreign exchange gain from the date of stock valuation to the closing date, and $122,000 in external costs for the acquisition.  The value of the 5,529 common shares issued was determined based on the average market price of the Company’s common shares over the 10–day period ending five day before the acquisition and was $35.01 per share.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company valued the intangible assets as of the date of acquisition and no further refinement is expected.

At December 1, 2003
($000s)

Current assets	$315
Property, plant, and equipment	40
Intangible assets	138
Goodwill	415
Total assets acquired	908
Current liabilities	(190)
Long-term debt	(0)
Total liabilities assumed	(190)
Net assets acquired	$718

Of the $138,000 of acquired intangible assets, the Company assigned $30,000 to the expected profits in the firm contract backlog which is subject to amortization as the contracts are completed, and should be fully amortized during 2004.  The Company assigned $108,000 to the value of the client list and relationships established by Eastcan.  The client list amortization is over a three-year life.

The Company assigned the entire goodwill of $415,000 to the unregulated segment.  The goodwill is not deductible for tax purposes under Canadian tax rules.

15.  QUARTERLY INFORMATION (unaudited)

Quarterly financial data for the two years ended December 31, 2003, reflecting the beginning of MAM activity in the third quarter and MAMES in the fourth quarter, are as follows:

	(Dollars in Thousands Except Per Share Amounts)
	2003 by Quarter
	1st	2nd	3rd	4th
Operating Revenues
MAM / MAMES	$—	$—	$—	$58
Maine Public Service	9,580	6,322	6,823	9,014
Energy Atlantic	1,788	1,699	1,288	1,289
Total Revenues	11,368	8,021	8,111	10,361

Operating expenses	9,167	8,291	7,786	9,457
Operating income (loss)	2,201	(270)	325	904
Interest charges	56	(1)	19	228
Other income (deductions)-net	(205)	33	(41)	161
Net income (loss)	$1,940	$(236)	$265	$837

Earnings per common share	$1.23	$(.15)	$.17	$.53

	2002 by Quarter
	1st	2nd	3rd	4th
Operating Revenues
Maine Public Service	$9,599	$6,401	$6,583	$8,818
Energy Atlantic	1,807	1,652	7,553	1,691
Total Revenues	11,406	8,053	14,136	10,509

Operating expenses	9,272	7,568	10,533	9,657
Operating income	2,134	485	3,603	852
Interest charges	144	138	125	69
Other income (deductions)-net	115	51	44	(265)
Net income	$2,105	$398	$3,522	$518

Earnings per common share	$1.34	$.25	$2.24	$.33

Item 16.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(2)                                  Financial Statement Schedules

Included in Part IV of this report:

Schedule II - Valuation of Qualifying Accounts and Reserves

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

(3)                                  Exhibits

Exhibits for Maine Public Service Company are listed in the Index to Exhibits, pages 88 to 94.

Certification of Financial Reports dated March 29, 2004, for the Form 10-K for the year ended December 31, 2003.

(b)                                 The following Forms 8-K were filed for MPS:

•                  January 23, 2003 - Reporting the election of David N. Felch as a Director, described under Item 5, Other Events.

•                  February 14, 2003 - Press release dated February 14, 2003 reporting the Company’s financial results for the fourth quarter of 2002 and for the year 2002, under Item 7, Financial Statements and Exhibits.

•                  February 28, 2003, - Reporting the filing of a new alternative rate plan and performance based rate structure and Energy Atlantic’s focus on Southern Maine markets and the cessation of marketing in northern Maine, under Item 5, Other Events.

•                  June 2, 2003 – Reporting on the votes at the Annual Meeting of Stockholders held on May 30, 2003, approving the reorganization into a holding company and the election of four directors, as described in Part II, Item 4 above; the declaration of the quarterly dividend payable July 1, 2003; the election of officers; the resignation of J. Gregory Freeman and the retirement of J. Paul Levesque from the Board of Directors.

•                  July 2, 2003 – Reporting on the reorganization of MPS into a holding company, Maine & Maritimes Corporation and providing the Interim Report to Stockholders of Maine & Maritimes Corporation dated July 1, 2003.

The following Forms 8-K were filed for Maine & Maritimes Corporation:

•                  June 4, 2003 – Reporting the vote at the MPS Stockholders’ Annual Meeting held on May 30, 2003, approving the reorganization into a holding company.

•                  July 1, 2003 – Reporting on the reorganization of MPS into a holding company, Maine & Maritimes Corporation and providing the Interim Report to Stockholders.

•                  August 14, 2003 – Press release titled “Maine & Maritimes Corporation Announces Second Quarter Results.”

•                  September 5, 2003 – Reporting on the declaration of a regular quarterly dividend by the Board of Directors and the designation of Michael W. Caron as the Company’s Audit Committee Financial Expert.

•                  September 5, 2003 – Reporting that the Company’s wholly-owned electric transmission and distribution utility, MPS, has been authorized by the Maine Public Utilities Commission to increase its electric delivery rates.

•                  September 10, 2003 – Reporting on the implementation of a long-term interest rate stabilization program through the execution of interest rate swaps.

•                  October 1, 2003 – Providing the Interim Report to Stockholders dated October 1, 2003, presenting financial results through August 31, 2003.

•                  October 30, 2003 – Reporting Maine & Maritimes Subsidiary, MPS, received final approval from the Maine Public Utilities Commission to increase its electric delivery rates.

•                  November 13, 2003 – Press release titled “Maine & Maritimes Corporation’s Third Quarter Results Exceed Management Expectations.”

•                  November 17, 2003 – Announcing web cast titled “Maine & Maritimes Corporation Updates Corporate Progress.”

•                  November 18, 2003 – Press release titled “Maine & Maritimes Corporation Wins 2003 EEI Index Award for Outstanding Five-Year Stock Results for Small Cap Companies.”

•                  December 1, 2003 – Reporting the formation of two new subsidiaries, Maine & Maritimes Energy Services Company (“MAMES”), a wholly-owned U.S. subsidiary of the Company and Maricor Ltd, a wholly-owned Canadian subsidiary of MAMES; the acquisition by Maricor Ltd of Eastcan Consultants, Inc., a New Brunswick, Canada based full service mechanical and electrical engineering company with an office in Moncton and Saint John, New Brunswick, Canada.

•                  December 8, 2003 – Reporting on the declaration of a regular quarterly dividend by the Board of Directors.

•                  January 2, 2004 – Providing the Interim Report to Stockholders dated January 1, 2004, presenting financial results through November 30, 2003.

•                  March 2, 2004 – Reporting on the Approval by the Maine Public Utilities Commission of the Stranded Cost Revenue Requirements, effective March 1, 2004.

•                  March 2, 2004 – Press release titled “Maine & Maritimes Corporation Releases Fourth Quarter 2003 Results.”

•                  March 8, 2004 – Reporting on the declaration of a regular quarterly dividend by the Board of Directors.

•                  March 15, 2004 – Amendment to March 2, 2004 Form 8-K for the press release titled “Maine & Maritimes Corporation Releases Fourth Quarter 2003 Results.”

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on the 29th of March, 2004.

MAINE & MARITIMES CORPORATION

By:	/s/ Larry E. LaPlante
Larry E. LaPlante
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ G. Melvin Hovey	Chairman of the Board and Director	3/25/2004
(G. Melvin Hovey)

/s/ J. Nicholas Bayne	President & CEO and Director	3/26/2004
(J. Nicholas Bayne)

/s/ Robert E. Anderson	Director	3/24/2004
(Robert E. Anderson)

/s/ D. James Daigle	Director	3/29/2004
(D. James Daigle)

/s/ Richard G. Daigle	Director	3/24/2004
(Richard G. Daigle)

/s/ David N. Felch	Director	3/26/2004
(David N. Felch)

/s/Michael W. Caron	Director	3/25/2004
(Michael W. Caron)

/s/ Deborah L. Gallant	Director	3/25/2004
(Deborah L. Gallant)

/s/ Nathan L. Grass	Director	3/24/2004
(Nathan L. Grass)

/s/ Lance A. Smith	Director	3/25/2004
(Lance A. Smith)

Schedule II

Maine & Maritimes Corporation & Subsidiaries

Valuation of Qualifying Accounts & Reserves

For the Years Ended December 31, 2003, 2002 and 2001

		Additions		Deductions
	Balance at Beginning of Period	Costs & Expenses	Recoveries of Accounts Previously Written Off	Accounts Written Off As Uncollectible	Balance at End of Period

Reserve Deducted From Asset To Which It Applies:

Allowance for Uncollectible Accounts

2003	213,882	297,342	157,224	432,766	235,682

2002	216,500	377,774	123,082	503,474	213,882

2001	334,690	78,820	108,598	305,608	216,500

CERTIFICATIONS

Exhibit 31 Rule 13a-14(a)/15d-14(a) Certifications

I, J. Nicholas Bayne, certify that:

1.               I have reviewed this annual report on Form 10-K of Maine & Maritimes Corporation (the registrant);

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

Dated:	March 29, 2004

/s/ J. Nicholas Bayne
J. Nicholas Bayne
President and Chief Executive Officer

I, Kurt A. Tornquist, certify that:

1.               I have reviewed this annual report on Form 10-K of Maine & Maritimes Corporation (the registrant);

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

Dated:	March 29, 2004

/s/ Kurt A. Tornquist
Kurt A. Tornquist
Senior Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Certain of the following exhibits are filed herewith.  Certain other of the following exhibits have heretofore been filed with the Commission and are incorporated herein by reference.  (* indicates filed herewith)

3(a)	Articles of Incorporation with all amendments through March 22, 2004. (Appendix B to 2003 Form S-4/A)

3(b)	By-laws of the Company, as amended through March 22, 2004. (Appendix C to 2003 Form S-4/A)

4(a)	Indenture of Mortgage and Deed of Trust defining the rights of the holders of MPS’s First Mortgage Bonds. (Exhibit 4(a) to 1980 MPS Form 10-K)

4(b)	First Supplemental Indenture. (Exhibit 4(b) to 1980 MPS Form 10-K)

4(c)	Second Supplemental Indenture. (Exhibit 4(c) to 1980 MPS Form 10-K)

4(d)	Third Supplemental Indenture. (Exhibit 4(d) to 1980 MPS Form 10-K)

4(e)	Fourth Supplemental Indenture. (Exhibit 4(e) to 1980 MPS Form 10-K)

4(f)	Fifth Supplemental Indenture. (Exhibit A to MPS Form 8-K dated May 10, 1968)

4(g)	Sixth Supplemental Indenture. (Exhibit A to MPS Form 8-K dated April 10, 1973)

4(h)	Seventh Supplemental Indenture. (Exhibit A to MPS Form 8-K dated November 7, 1975)

4(i)	Eighth Supplemental Indenture. (Exhibit 4(i) to 1980 MPS Form 10-K)

4(j)	Ninth Supplemental Indenture. (Exhibit B to MPS Form 10-Q for the second quarter of 1978)

4(k)	Tenth Supplemental Indenture. (Exhibit 4(k) to 1980 MPS Form 10-K)

4(l)	Eleventh Supplemental Indenture. (Exhibit 4(l) to 1982 MPS Form 10-K)

4(m)	Indenture defining the rights of the holders of MPS’s 9 7/8% debentures. (Exhibit A to MPS Form 8-K, dated June 10, 1970)

4(n)	Indenture defining the rights of the holders of MPS’s 14% debentures. (Exhibit 4(n) to 1982 MPS Form 10-K)

4(o)	Twelfth Supplemental Indenture. (Exhibit 4(o) to MPS Form 10-Q for the quarter ended September 30, 1984)

4(p)	Thirteenth Supplemental Indenture. (Exhibit 4(p) to MPS Form 10-Q for the quarter ended September 30, 1984)

4(q)	Fourteenth Supplemental Indenture, Dated July 1, 1985. (Exhibit 4(q) to 1985 MPS Form 10-K)

4(r)	Fifteenth Supplemental Indenture, Dated March 1, 1986. (Exhibit 4(r) to 1985 MPS Form 10-K)

4(s)	Sixteenth Supplemental Indenture, Dated September 1, 1991. (Exhibit 4(s) to MPS’s 1991 Form 10-K)

4(t)	Seventeenth Supplemental Indenture, Dated April 1, 1997. (Exhibit 4(t) to MPS’s 1998 Form 10-K)

4(u)	Eighteenth Supplemental Indenture, Dated April 1, 1998. (Exhibit 4(u) to MPS’s 1998 Form 10-K)

4(v)	Nineteenth Supplemental Indenture, Dated May 1, 1998. (Exhibit 4(v) to MPS’s 1998 Form 10-K)

4(w)	Twentieth Supplemental Indenture, Dated October 1, 2000. (Exhibit 4(w) to MPS’s 2000 Form 10-K)

9	Not applicable.

10(a)(1)

Joint Ownership Agreement with Public Service of New Hampshire in respect to construction of two nuclear generating units designated as Seabrook Units 1 and 2, together with related amendments to date.  (Exhibit 10 to MPS’s 1980 Form 10-K)

10(a)(2)	Twentieth Amendment to Joint Ownership Agreement. (Exhibit 10(a)(6) to MPS’s 1986 Form 10-K)

10(a)(3)	Twenty-Second Amendment to Joint Ownership Agreement. (Exhibit 10(a)(3) to the 1988 MPS Form 10-K)

10(b)(1)	Capital Funds Agreement, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(b)(2)	Power Contract, dated as of May 20, 1968 between Maine Yankee Atomic Power Company and MPS. (Exhibit 10(b)(2) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(c)(1)	Participation Agreement, as of June 20, 1969, with Maine Electric Power Company, Inc. (Exhibit 10(c)(1) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(c)(2)	Agreement, as of June 20, 1969, among MPS and the other Maine Participants. (Exhibit 10(c)(2) to MPS Form 10-Q for quarter ended March 31, 1983)

10(c)(3)

Power Purchase and Transmission Agreement Supplement to Participation Agreement, dated as of August 1, 1969, with Maine Electric Power Company, Inc.  (Exhibit 10(c)(3) to MPS Form 10-Q for quarter ended March 31, 1983)

10(c)(4)	Supplement Amending Participation Agreement, as of June 24, 1970, with Maine Electric Power Company, Inc. (Exhibit 10(c)(4) to MPS Form 10-Q for quarter ended March 31, 1983)

10(c)(5)

Second Supplement to Participation Agreement, dated as of December 1, 1971, including as Exhibit A the Unit Participation Agreement dated November 15, 1971, as amended, between Maine Electric Power Company, Inc. and the New Brunswick Electric Power Commission.  (Exhibit 10(c)(5) to MPS Form 10-Q for quarter ended March 31, 1983)

10(c)(6)

Agreement and Assignment, as of August 1, 1977, by Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and MPS.  (Exhibit 10(c)(6) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(c)(7)

Amendment dated November 30, 1980 to Agreement and Assignment as of August 1, 1977, between Connecticut Light & Power Company, Hartford Electric Company, Holyoke Water Power Company, Holyoke Power Company, Western Massachusetts Electric Company and MPS.  (Exhibit 10(c)(7) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(c)(8)	Assignment Agreement as of January 1, 1981, between Central Maine Power Company and MPS. (Exhibit 10(c)(8) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(d)

Wyman Unit #4 Agreement for Joint Ownership as of November 1, 1974, with Amendments 1, 2, and 3, dated as of June 30, 1975, August 16, 1976, December 31, 1978, respectively.  (Exhibit 10(d) to MPS Form 10-Q for the quarter ended March 31, 1983)

10(e)	Agreement between Sherman Power Company and Maine Public Service Company, dated June 4, 1984, with amendments dated July 12, 1984 and February 14, 1985. (Exhibit 10(f) to 1984 MPS Form 10-K)

10(f)

Credit Agreement, dated as of October 8, 1987 among MPS and The Bank of New York, Bank of New England, N.A., The Merrill Trust Company and The Bank of New York, as agent for the Participating Banks.  (Exhibit 10(g) to MPS Form 8-K dated October 13, 1987)

10(g)

Amendment No. 1, dated as of October 8, 1989, to the Revolving Credit Agreement, dated as of October 8, 1987, among MPS and The Bank of New York, Bank of New England, N.A., Fleet Bank (formerly the Merrill Trust Company) and The Bank of New York as agent for the participating banks.  (Exhibit 10(l) to MPS Form 8-K dated September 22, 1989)

10(h)

Amendment No. 2, dated as of June 5, 1992, to the Revolving Credit Agreement, among MPS and The Bank of New York, Bank of New England, N.A., Shawmut Bank and the Bank of New York, as agent for the participating banks.  (Exhibit 10(h) to MPS’s 1992 Form 10-K)

10(i)	Indenture of Second Mortgage and Deed of Trust, dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee. (Exhibit 10(i) to MPS Form 8-K dated November 1, 1985)

10(j)	First Supplemental Indenture of the Second Mortgage and Deed of Trust Dated March 1, 1991. (Exhibit 10(i) to MPS’s 1991 Form 10-K)

10(k)	Second Supplemental Indenture of the Second Mortgage and Deed of Trust Dated September 1, 1991. (Exhibit 10(j) to MPS’s 1991 Form 10-K)

10(l)

Agency Agreement dated as of October 1, 1985, between J. Henry Schroder Bank and Trust Company, as Trustee under the Indenture of Second Mortgage and Deed of Trust dated as of October 1, 1985, made by MPS to J. Henry Schroder Bank and Trust Company, as Trustee, and Continental Illinois National Bank and Trust Company, as Trustee, under an Indenture of Mortgage and Deed of Trust, dated as of October 1, 1945, as amended and supplemented, made by MPS to Continental Illinois National Bank and Trust Company, as Trustee.  (Exhibit 10(j) to MPS Form 8-K dated November 1, 1985)

10(q)	Employment Contract between William L. Cyr and Maine Public Service Company, dated November 5, 1999. (Exhibit 10(q) to 1999 MPS Form 10-K)

10(s)	Maine Public Service Company, Prior Service Executive Retirement Plan, dated May 12, 1992. (Exhibit 10(s) to 1992 MPS Form 10-K)

10(t)	Maine Public Service Company Pension Plan. (Exhibit 10(t) to 1992 MPS Form 10-K)

10(u)	Maine Public Service Company Retirement Savings Plan. (Exhibit 10(u) to 1992 MPS Form 10-K)

10(v)	Third Supplemental Indenture of the Second Mortgage and Deed of Trust Dated as of June 1, 1996. (Exhibit 10(t) to 1996 MPS Form 10-K)

10(w)

Amendment No. 3, dated as of October 8, 1995, to the Revolving Credit Agreement, dated as of October 7, 1987, among MPS and The Bank of New York, Shawmut Bank of Boston, Fleet Bank of Maine, and The Bank of New York, an agent for the participating Banks.  (Exhibit 10(u) to 1996 Form 10-K)

10(x)	Fourth Supplemental Indenture of the Second Mortgage and Deed of Trust dated May 1, 1998. (Exhibit 10(v) to MPS’s 1998 Form 10-K)

10(y)	Fifth Supplemental Indenture of the Second Mortgage and Deed of Trust dated October 1, 2000. (Exhibit 10(y) to MPS’s 2000 Form 10-K)

10(z)	Agreement between WPS Power Development, Inc. and Maine Public Service Company, dated July 7, 1998. (Exhibit 10(w) to MPS’s 1998 Form 10-K)

10(aa)

Agreement between Wheelabrator-Sherman Energy Company and Maine Public Service Company, dated October 15, 1997, with amendments dated January 30, 1998 and April 28, 1998.  (Exhibit 10(x) to MPS’s 1998 Form 10-K)

10(ab)	Agreement between Loring Development Authority of Maine and Maine Public Service Company, dated July 9, 1998. (Exhibit 10(y) to MPS’s 1998 Form 10-K)

10(ac)

Wholesale Power Sales Agreement between Energy Atlantic, LLC and Engage Energy US, L.P., dated December 9, 1999, with amendments dated March 10, 2000 and August 1, 2000 and addendums dated December 14, 1999 and December 1, 2000.  (Exhibit 10(ac) to MPS’s 2000 Form 10-K)

10(ad)	Fourth Amendment to Wholesale Power Agreement between Energy Atlantic, LLC and Engage Energy US, L.P., dated June 26, 2001. (Exhibit 99.2 to MPS’s May 24, 2001 Form 8-K)

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

10(af)	Master Power Purchase & Sale Agreement between Energy Atlantic, LLC and Duke Energy Trading and Marketing, LLC dated September 19, 2001.

10(ag)	Sixth Supplemental Indenture of the Second Mortgage and Deed of Trust dated June 1, 2002. (Exhibit 10.1 to MPS’s Form 10-Q for the quarter ended June 30, 2002).

10(ah)	Stock Option Grant Agreement dated June 1, 2002. (Exhibit 10.2 to MPS’s Form 10-Q for the quarter ended June 30, 2002.)

10(ai)	Employee Continuity Agreement between James Nicholas Bayne and Maine Public Service Company dated July 25, 2002. (Exhibit 10.3 to MPS’s Form 10-Q for the quarter ended June 30, 2002.)

*10(aj)	Interest Rate Swap Confirmation for 1996 Tax-Exempt Bonds, dated September 9, 2003.

*10(ak)	Interest Rate Swap Confirmation for 1998 FAME Note, dated September 9, 2003.

*10(al)	Interest Rate Swap Confirmation for 2000 Tax-Exempt Bonds, dated September 9, 2003

*10(am)	Temporary Line of Credit with Bank of New York, dated October 1, 2003.

*10(an)	Assignment and Amendment Agreement to Employee Retention Agreement between J. Nicholas Bayne and Maine & Maritimes Corporation and Maine Public Service Company, dated October 3, 2003.

*10(ao)	Employee Retention Agreement between Kurt A. Tornquist and Maine & Maritimes Corporation, dated September 5, 2003.

*10(ap)	Employee Retention Agreement between Larry E. LaPlante and Maine & Maritimes Corporation, dated September 5, 2003.

*10(aq)	Employee Retention Agreement between John P. Havrilla and Maine & Maritimes Corporation, dated September 5, 2003.

*10(ar)	Employee Retention Agreement between Michael A. Thibodeau and Maine & Maritimes Corporation, dated September 5, 2003.

*10(as)	Employee Retention Agreement between Brent M. Boyles and Maine Public Service Company, dated September 5, 2003.

*10(at)	Employee Continuity Agreement between Calvin D. Deschene and Maine Public Service Company, dated May 9, 2000.

*21	Subsidiaries of the Company

*31	Rule 13a-14(a)/15d-14(a) Certifications

*32	Certification of Financial Reports Pursuant to 18 USC Section 1350

99(a)	Agreement of Purchase and Sale between Maine Public Service and Eastern Utilities Associates, dated April 7, 1986. (Exhibit 28(a) to MPS Form 10-Q for the quarter ended June 30, 1986)

99(b)	Addendum to Agreement of Purchase and Sale, dated June 26, 1986. (Exhibit 28(b) to MPS Form 10-Q for the Quarter ended June 30, 1986)

99(c)

Stipulation between Maine Public Service Company, the Staff of the Commission and the Maine Public Utilities Commission and the Maine Public Advocate, dated July 14, 1986. (Exhibit 28(c) to MPS Form 10-Q for the quarter ended June 30, 1986)

99(d)	Amendment to July 14, 1986 Stipulation, dated July 18, 1986. (Exhibit 28(d) to MPS Form 10-Q for the quarter ended June 30, 1986)

99(e)	Order of the Maine Public Utilities Commission dated July 21, 1986, Docket Nos. 84-80, 84-113 and 86-3. (Exhibit 28(g) to 1986 MPS Form 10-K)

99(f)	Order of the Maine Public Utilities Commission, dated May 9, 1986, Docket Nos. 84-113 and 86-3 (with attached Stipulations). (Exhibit 28(r) to 1986 MPS Form 10-K)

99(g)	Order of the Maine Public Utilities Commission, dated July 31, 1987, Docket Nos. 84-80, 84-113, 87-96 and 87-167 (with attached Stipulation). (Exhibit 28(i) to 1988 MPS Form 10-K)

99(h)	Agreement between Maine Public Service Company and various current Seabrook Nuclear Project Joint Owners, dated January 13, 1989. (Exhibit 28(o) to 1988 MPS Form 10-K)

99(i)	Order of the Maine Public Utilities Commission dated November 30, 1995 (with attached Stipulation) in Docket No. 95-052. (Exhibit 28(p) to 1995 MPS Form 10-K)

99(j)	Order of the Federal Energy Regulatory Commission dated May 31, 1995 in Docket No. ER 95-836-000. (Exhibit 28(r) to 1995 MPS Form 10-K)

99(k)	Order of Maine Public Utilities Commission dated June 26, 1996 in Docket 95-052 (Rate Design). (Exhibit 99(n) to 1996 MPS Form 10-K)

99(l)	Independent Auditors Report of Deloitte & Touche L.L.P. dated February 14, 1996 regarding year ended December 31, 1995. (Exhibit 99(l) to 1997 MPS Form 10-K)

99(m)

Amendment No. 1, dated as of March 28, 1997, to the Letter of Credit and Reimbursement Agreement, dated as of June 1, 1996, among MPS, The Bank of New York, Fleet Bank of Maine, and The Bank of New York, as Agent and Issuing Bank.  (Exhibit 99(m) to 1997 MPS Form 10-K)

99(n)

Amendment No. 4, dated as of March 28, 1997, to the Revolving Credit Agreement, dated as of October 8, 1987, by and among MPS, the signatory Banks thereto and The Bank of New York, as Agent.  (Exhibit 99(n) to 1997 MPS Form 10-K)

99(o)	Order of Maine Public Utilities Commission dated January 30, 1998 in Docket No. 97-830 (Annual Increase under Rate Stabilization Plan). (Exhibit 99(o) to 1997 MPS Form 10-K)

99(p)	Order by the Maine Public Utilities Commission dated January 15, 1998 in Docket No. 97-727. (Exhibit 99(q) to 1997 MPS Form 10-K)

99(q)	Order of Maine Public Utilities Commission dated February 20, 1998 in Docket 97-670 (Divestiture of Generation Assets). (Exhibit 99(q) to MPS’s 1998 Form 10-K)

99(r)	Order of Maine Public Utilities Commission dated September 21, 1998 in Docket 98-138 (Formation of marketing affiliate). (Exhibit 99(r) to MPS’s 1998 Form 10-K)

99(s)	Order of Maine Public Utilities Commission dated December 15, 1998 in Docket 98-865 (Annual Increase Under Rate Stabilization Plan). (Exhibit 99(s) to MPS’s 1998 Form 10-K)

99(t)

Report of Synapse Energy Economics regarding competition and market power in the northern Maine market for the Maine Public Utilities Commission for Docket 97-586. (Exhibit 99(t) to MPS’s 1998 Form 10-K)

99(u)

Final Report of the MPUC and the Maine Attorney General regarding market power issues raised by the prospect of retail competition in the electric industry in Docket 97-877.  (Exhibit 99(u) to MPS’s 1998 Form 10-K)

99(v)	Order of the Federal Energy Regulatory Commission dated December 22, 1998 in Docket No. ER95-836-000. (Exhibit 99(v) to MPS’s 1998 Form 10-K)

99(w)	Order of Maine Public Utilities Commission dated April 5, 1999 in Docket 98-584 (Generating Asset Sale Approval). (Exhibit 99(w) to 1999 MPS Form 10-K)

99(x)	Order of the Federal Energy Regulatory Commission dated April 14, 1999 in Docket EC 99-29-000 (Generating Asset Sale Approval). (Exhibit 99(x) to 1999 MPS Form 10-K)

99(y)	Order of the Federal Energy Regulatory Commission dated November 15, 1999 in Docket ER 99-4225-000 (Independent System Administrator). (Exhibit 99(y) to 1999 MPS Form 10-K)

99(z)	Order of Maine Public Utilities Commission dated December 1, 1999 in Docket 98-577 (Stipulation Approval). (Exhibit 99(z) to 1999 MPS Form 10-K)

99(aa)	Order of Maine Public Utilities Commission dated December 3, 1999 in Docket 99-111 (Energy Atlantic as Central Maine Power Standard Offer Provider). (Exhibit 99(aa) to 1999 MPS Form 10-K)

99(ab)	Order of Maine Public Utilities Commission dated February 17, 2000 in Docket 98-577 (Order Approving Phase II Stipulation). (Exhibit 99(ab) to 1999 MPS Form 10-K)

99(ac)	Order of the Federal Energy Regulatory Commission dated August 14, 2000 in Dockets ER00-1053-000 and ER00-1053-002. (Exhibit 99(ac) to MPS’s 2000 Form 10-K)

99(ad)	Order of the Maine Public Utilities Commission dated November 17, 1999 in Docket 99-610 (Reduction in Capital). (Exhibit 99(ad) to MPS’s 2000 Form 10-K)

99(ae)	Order of the Maine Public Utilities Commission dated August 11, 2000 in Docket 99-185 (Stipulation Approval). (Exhibit 99(ae) to MPS’s 2000 Form 10-K)

99(af)

Agreement between the Maine Public Utilities Commission, MPS, Central Maine Power Company and Bangor Hydro-Electric Company dated January 10, 2001 regarding Maine Yankee Power Costs.  (Exhibit 99(af) to MPS’s 2000 Form 10-K)

99(ag)	Notice of Investigation of the Maine Public Utilities Commission dated May 8, 2001 in Docket 01-245 (Rate Design)

99(ah)	Order of the Maine Public Utilities Commission dated May 24, 2001 in Docket No. 99-764 (Amendments to Entitlement Agreements and Granting Waiver). (Exhibit 99.1 to the May 24, 2001 MPS Form 8-K)

99(ai)

Procedural Order of the Maine Public Utilities Commission dated July 13, 2001 in Docket No. 00-894 (WPS Energy Service Complaint and related Proposed Findings and Decision of Investigator William B. Devoe, Esq.)

99(aj)	Order of the Maine Public Utilities Commission dated November 20, 2001 in Docket No. 01-384 (Entitlement Agreements).

99(ak)	Further Settlement Agreement between the Maine Public Utilities Commission, the Public Advocate and MPS dated January 24, 2002 regarding Maine Yankee Power costs.

99(al)	Order of the Maine Public Utilities Commission dated February 27, 2002 in Docket No. 01-240 (Stranded Costs Stipulation approved effective March 1, 2002).

99(an)

Order of Maine Public Utilities Commission dated April 29, 2002 in Docket No. 2000-894 approving revised stipulation of WPS Complaint Settlement.  (Exhibit 99.1 to MPS’s Form 10-Q for the quarter ended March 31, 2002.)

*99(ao)	Order dated March 26, 2003 of Maine Public Utilities Commission in Docket No. 2002-676 approving reorganization

*99(ap)	Order dated October 29, 2003 of Maine Public Utilities Commission in Docket No. 2003-85 giving final approval to increase in MPS electric delivery rates

*99(aq)	Settlement Agreement dated February 11, 2004, among, MPS, other parties, FERC Trial Staff, and the MPUC regarding changes to the MPS Formula Rate under the FERC Open Access Transmission Tariff.

99(ar)

Stipulation dated February 19, 2004, approved by order dated February 27, 2004 of Maine Public Utilities Commission dated April 29, 2002 in Docket No. 2003-666 approving stranded cost revenue requirements effective March 1, 2004 (Exhibit 99 to Form 8-K dated March 2, 2004)

Glossary of Terms

AFUDC	Allowances for the cost of equity and borrowed funds used during construction
AMEX	American Stock Exchange
APBO	Accumulated Pension Benefit Obligation
ARP	Alternative Rate Plan
BHE	Bangor Hydro Electric Company
CES	Competitive Energy Supplier
CMLTD	Current Maturities Long-Term Debt
CMP	Central Maine Power Company
DETM	Duke Energy Trading and Marketing
DOE	Department of Energy
EA	Energy Atlantic, LLC
Engage	Engage Energy America, LLC
EPS	Earnings Per Share
FAME	Finance Authority of Maine
FAS	Financial Accounting Standards
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation Number
ISFSI	Independent Spent Fuel Storage Installation
ISO	Independent System Operator
ISO-NE	Independent System Operator – New England
LIBOR	London InterBank Offering Rate
LOC	Letter of Credit
MAM	Maine & Maritimes Corporation
MAMES	Maine & Maritimes Energy Services Company
Maricor	Maricor Ltd.
Me&NB	Maine & New Brunswick Electrical Power Company, Ltd
MEPCO	Maine Electric Power Company, Inc.
MPS	Maine Public Service Company
MPUC	Maine Public Utilities Commission
MPUFB	Maine Public Utility Financing Bank
MW	Megawatt
MWH	Megawatt hour
NEPOOL	New England Power Pool
NMISA	Northern Maine Independent System Administrator
NOI	Notice of Inquiry
NPCC	Northeastern Power Coordinating Council
NRC	Nuclear Regulatory Commission
NUG	Non-Utility Generator
OATT	Open Access Transmission Tariff
PBR’S	Performance Based Rates
PCB	Poly Chlorinated Bi-phenol
PPA	Power Purchase Agreement
PURPA	Public Utilities Regulatory Policy Act
PWC	PricewaterhouseCoopers
QF	Qualifying Facility
ROCE	Return on Capital Employed
RTO	Regional Transmission Organization
SAM	Strategic Asset Management
SCADA	Supervisory Control and Data Acquisition
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SOS	Standard Offer Service
T&D	Transmission and Distribution
VEBA	Voluntary Employee Benefit Association
VERP	Voluntary Employee Retirement Program
WPS-PDI	WPS – Power Development, Inc.
WS	Wheelabrator-Sherman